Form 10-Q
period 2014-06-30
American Realty Capital New York City REIT, Inc.
filed 2014-08-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-194135
American Realty Capital New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-194135), was declared effective on April 24, 2014. This is the first report required to be filed by Section 13 or 15 (d) of the Securities Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2014, the registrant had 7,145,164 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Real estate investment, at cost:
Building, fixtures and improvements	$7,184	$—
Acquired intangible lease asset	1,020	—
Total real estate investment, at cost	8,204	—
Less accumulated depreciation and amortization	(43)	—
Total real estate investment, net	8,161	—
Cash	51,161	—
Receivables for sale of common stock	9,430	—
Prepaid expenses and other assets	271	—
Deferred costs	—	35
Total assets	$69,023	$35

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$2,394	$35
Below-market lease liability, net	942	—
Distributions payable	186	—
Total liabilities	3,522	35

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 3,008,784 shares issued and outstanding as of June 30, 2014 and no shares issued and outstanding as of December 31, 2013	30	—
Additional paid-in capital	65,887	—
Accumulated deficit	(416)	—
Total stockholders' equity	65,501	—
Total liabilities and stockholders' equity	$69,023	$35

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Rental income	$43	$43

Expenses:
Property operating	10	10
Acquisition and transaction related	142	142
General and administrative	62	78
Depreciation and amortization	43	43
Total expenses	257	273
Net loss	$(214)	$(230)
Comprehensive loss	$(214)	$(230)

Basic and diluted weighted average shares outstanding	690,143	351,398
Basic and diluted net loss per share	$(0.31)	$(0.65)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	—	$—	$—	$—	$—
Issuance of common stock	3,004,785	30	72,540	—	72,570
Common stock offering costs, commissions and dealer manager fees	—	—	(6,657)	—	(6,657)
Share-based compensation	3,999	—	4	—	4
Distributions declared	—	—	—	(186)	(186)
Net loss	—	—	—	(230)	(230)
Balance, June 30, 2014	3,008,784	$30	$65,887	$(416)	$65,501

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended
June 30, 2014
Cash flows from operating activities:
Net loss	$(230)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	30
Amortization of intangibles	13
Accretion of below-market lease liability	(13)
Share-based compensation	4
Changes in assets and liabilities:
Prepaid expenses and other assets	(271)
Accounts payable and accrued expenses	22
Net cash used in operating activities	(445)
Cash flows from investing activities:
Investment in real estate and other assets	(7,096)
Net cash used in investing activities	(7,096)
Cash flows from financing activities:
Proceeds from issuance of common stock	63,140
Payments of offering costs and fees related to common stock issuances	(4,693)
Advances from affiliate, net	255
Net cash provided by financing activities	58,702
Net change in cash	51,161
Cash, beginning of period	—
Cash, end of period	$51,161

Non-Cash Financing Activities:
Reclassification of deferred offering costs to equity	$35

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (the “Company”) was incorporated on December 19, 2013 as a Maryland corporation and intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock equal to $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. As of June 30, 2014, the Company had 3.0 million shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $72.6 million. As of June 30, 2014, the value of all share issuances and subscriptions of common stock outstanding was $75.1 million based on a per share value of $25.00. Until the filing of the Company's second Quarterly Report on Form 10-Q with the SEC (or Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) following April 24, 2016, which is two years from the effective date of the IPO, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") per share, as determined by New York City Advisors, LLC (the "Advisor"), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2014, the Company owned one property consisting of 12,327 rentable square feet, which was 100.0% leased, with a weighted average remaining lease term of 6.3 years.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). New York City Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by the Company's sponsor, American Realty Capital III, LLC, expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”), serves as the dealer manager of the IPO. The Advisor, the Property Manager and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months end June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 2, 2014 and for the period from December 19, 2013 (date of inception) to January 2, 2014, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2014 other than the updates described below.
Development Stage Company
On May 29, 2014, the Company raised proceeds sufficient to break general escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum offering amount in the IPO of $2.0 million, broke general escrow and issued shares of common stock to the Company's initial investors who were admitted as stockholders of the Company. The Company acquired its first property and commenced real estate operations on June 13, 2014, and as of such date, is no longer considered to be a development stage company.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the six months ended June 30, 2014:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2014
Real estate investment, at cost:
Building, fixtures and improvements	$7,184
Total tangible assets	7,184
Acquired intangibles:
In-place lease	1,020
Below-market lease liability	(955)
Total assets acquired, net	7,249
Other liability assumed	(153)
Cash paid for acquired real estate investment	$7,096
Number of properties purchased	1
The allocation to building, fixtures and improvements have been provisionally assigned to each class, pending receipt of additional information. The following table presents unaudited pro forma information as if the acquisition during the six months ended June 30, 2014 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net loss was adjusted to exclude acquisition and transaction related expense of $0.1 million from the six months ended June 30, 2014.

Six Months Ended
(In thousands)	June 30, 2014
Pro forma revenues	$430
Pro forma net loss	$(187)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 — December 31, 2014	$304
2015	608
2016	608
2017	608
2018	608
Thereafter	1,064
$3,800
The following table lists the tenant whose annualized rental income on a straight-line basis represented total annualized rental income for the Company on a straight-line basis as of June 30, 2014:

		June 30,
Property Portfolio	Tenant	2014
The Hit Factory	Gibson Guitar Corporation	100.0%
The termination, delinquency or non-renewal of this lease by the above tenant may have a material adverse effect on revenues.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 4 — Common Stock
The Company had 3.0 million shares of common stock outstanding, including unvested restricted shares, and had received total proceeds of $72.6 million as of June 30, 2014. The Company had no shares of common stock outstanding and received no proceeds as of December 31, 2013.
On May 22, 2014, the Company's board of directors authorized, and the Company declared, a distribution payable to stockholders of record each day during the applicable period at a rate equal to $0.0041438356 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on June 13, 2014, which date represents the closing of the Company’s initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distributions payments at any time and therefore distribution payments are not assured.
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. As of June 30, 2014, no shares of common stock have been repurchased or requested to be repurchased. The Company funds repurchases from proceeds from the sale of common stock pursuant to the DRIP.
Note 5 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 6 — Related Party Transactions and Arrangements
As of June 30, 2014, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The entity did not own any shares of the Company's outstanding common stock as of December 31, 2013. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2014, the Company had $0.3 million payable to the Sponsor related to the funding of third party offering costs. The Company did not have any payables to affiliated entities as of December 31, 2013.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three and Six Months Ended June 30, 2014	Payable as of
(In thousands)		June 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$4,963	$931	$—
The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of June 30, 2014. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three and Six Months Ended June 30, 2014	Payable as of
(In thousands)		June 30, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$542	$505	$—
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of June 30, 2014, offering and related costs exceeded 2.0% of gross proceeds received from the IPO by $0.2 million due to the on-going nature of offering process and because many expenses were accrued or paid before the IPO commenced.
After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of June 30, 2014, cumulative offering costs, including selling commissions and dealer manager fees, were $6.7 million. Cumulative offering costs, including selling commissions and dealer manager fees, net of unpaid amounts, were less than the 15% threshold as of June 30, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at 0.50% of the purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.1% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 4.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company pays the Advisor a financing coordination fee equal to 0.75% of the amount made available or outstanding under such financing, subject to certain limitations.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

For its asset management services, the Company causes the OP to issue restricted Class B units in the OP (“Class B Units”) to the Advisor on a quarterly basis in an amount equal: (i) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875% once the Company begins calculating NAV) multiplied by 0.1875% divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" or (b) any one of the following events occurs: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of our independent directors; provided that, with respect to clause (a) and (b) above, the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described therein, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of our independent directors (the "performance condition"). The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2014, the Company's board of directors had not approved the issuance of any Class B Units in connection with the arrangement.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three and Six Months Ended June 30, 2014		Payable as of
			June 30,	December 31,
(In thousands)	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$109	$—	$—	$—
Ongoing fees:
Property management and leasing fees	—	1	—	—
Total related party operation fees and reimbursements	$109	$1	$—	$—

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2014.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2014.
The Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to 6.0% cumulative non-compounded return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2014.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 7 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 8 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors vests over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2014, there were 3,999 unvested restricted shares issued to independent directors under the RSP at $22.50 per share. There were no such restricted shares outstanding as of December 31, 2013. The fair value of the shares is expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 for the three and six months ended June 30, 2014. As of June 30, 2014, the Company had of $0.1 million of unrecognized compensation costs related to unvested restricted share awards granted under the Company's RSP.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2014.
Note 9 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net loss (in thousands)	$(214)	$(230)
Basic and diluted weighted average shares outstanding	690,143	351,398
Basic and diluted net loss per share	$(0.31)	$(0.65)
The Company had the following common share equivalents as of June 30, 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

June 30, 2014
Unvested restricted stock	3,999

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 10 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of July 31, 2014, the Company had 7.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $175.7 million. As of July 31, 2014, the aggregate value of all share issuances was $178.5 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2014	July 1, 2014 to July 31, 2014	Total
Common stock	$72,570	$103,134	$175,704

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital New York City REIT, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital New York City REIT, Inc., a Maryland corporation, including, as required by context, New York City Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by New York City Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined shall have the meaning ascribed to those terms in "Part I — Financial Information"included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in the Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other AR Capital, LLC affiliated entities ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
If we raise substantially less than the maximum offering in our initial public offering (the "IPO" or "our offering"), we may not be able to invest in a diversified portfolio of real estate assets, which may cause the value of an investment in us to vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We have and may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York City Properties, LLC (the "Property Manager") to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance that these entities will waive such amounts.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our net asset value ("NAV") and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of June 30, 2014, we only own one property and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock equal to $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of June 30, 2014, we had 3.0 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $72.6 million. As of June 30, 2014, the value of all share issuances and subscriptions of common stock outstanding was $75.1 million based on a per share value of $25.00. Until the filing of our second Quarterly Report on Form 10-Q with the SEC (or Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) following April 24, 2016, which is two years from the effective date of the IPO, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of June 30, 2014, we owned one property consisting of 12,327 rentable square feet, which was 100.0% leased, with a weighted average remaining lease term of 6.3 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). New York City Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by our sponsor, American Realty Capital III, LLL, expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no direct employees. The Advisor is our affiliated external advisor, which we have retained to manage our affairs on a day-to-day basis. The Property Manager has been retained to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.
Real Estate Investments
We record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets and tenant improvements.

Impairment of Long Lived Assets
Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as "held for sale" on the balance sheet.
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, fixtures and tenant and land improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, buildings, improvements and fixtures are based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We also estimate costs to execute a similar lease including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place lease and management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective lease. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. This adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principals generally accepted in the United States ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
Properties
The following table presents certain additional information about the property we owned as of June 30, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
421 W 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	6.3	$7,250
		1	12,327	100.0%	6.3	$7,250
_______________________________

(1)	Remaining lease term in years as of June 30, 2014, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014.

Rental Income
Rental income for the three and six months ended June 30, 2014 was approximately $43,000. As of June 30, 2014, we owned one property, which was 100.0% leased with annualized rental income of $0.6 million and a weighted-average remaining lease term of 6.3 years.
Property Operating Expenses
Property operating expenses of approximately $10,000 for the three and six months ended June 30, 2014 related to the costs of maintaining our one property including real estate taxes, condominium fees and property insurance. Pursuant to the terms of the lease, the tenant is only required to reimburse us for increases in real estate tax and common charge over a base year.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.1 million for the three and six months ended June 30, 2014, related to our acquisition of one property with an aggregate purchase price of $7.3 million.
General and Administrative Expenses
General and administrative expenses of $0.1 million for the three and six months ended June 30, 2014 primarily included board member fees, insurance expense and professional fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses of approximately $43,000 for the three and six months ended June 30, 2014 related to our acquisition of one property with an aggregate purchase price of $7.3 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2014 includes $0.1 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.2 million (net loss of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of approximately $34,000) and an increase in prepaid expenses and other assets of $0.3 million related to insurance and real estate taxes and other unpaid receivables.
The net cash used in investing activities during the six months ended June 30, 2014 of $7.1 million related to the acquisition of one property with a purchase price of $7.3 million, partially offset by an assumed liability related to a tenant security deposit of $0.2 million.
Net cash provided by financing activities of $58.7 million during the six months ended June 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $63.1 million and net advances from affiliates of $0.3 million to fund offering costs, partially offset by payments related to offering costs of $4.7 million.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 30.0 million shares of our common stock, $0.01 par value per share, at $25.00 per share (subject to certain volume discounts). We also are offering up to 10.5 million shares of common stock under our DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the filing of the our second quarterly financial filing with the SEC pursuant to the Securities Act of 1934, as amended, following April 24, 2016, which is two years from the effective date of the IPO, the per share purchase price in the IPO will vary quarterly and will be equal to the net asset value ("NAV") per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On May 29, 2014, we received and accepted aggregate subscriptions in excess of minimum offering amount of $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We acquired our first property and commenced real estate operations in June 2014. As of June 30, 2014, we owned one property with an aggregate purchase price of $7.3 million. As of June 30, 2014, we had 3.0 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $72.6 million.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of this offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.
As of June 30, 2014, we had cash of $51.2 million. We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from secured mortgage financings.   Once we have used all the proceeds from the IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations. Note that, currently, we are in discussions with various lenders to provide a credit facility.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40.0-50.0% of the aggregate fair market value of our assets (calculated after the close the IPO and once we have invested substantially all the proceeds of our IPO proceeds), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2014, we had not obtained any debt financing.
Once our NAV exceeds $1.0 billion, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using proceeds secured from DRIP in any given quarter. As of June 30, 2014, no shares of common stock have been repurchased or requested to be repurchased.
Acquisitions
On August 7, 2014, we entered into a purchase and sale agreement (the “Agreement”) to acquire a commercial garage unit (the “Unit”) in Trump Place, the condominium building located at 200 Riverside Boulevard in the Upper West Side neighborhood of Manhattan. Pursuant to the terms of the Agreement, our obligation to close the acquisition of the Unit is subject to certain customary closing conditions. The Agreement contains customary representations and warranties by the seller. Although we believe that the acquisition of the Unit is probable, there can be no assurance that the acquisition of the Unit will be consummated.
The contract purchase price for the Unit is $9.0 million, exclusive of closing costs. We intend to fund the purchase price with proceeds from our IPO. We may seek financing for the Unit at or after closing from a lender yet to be identified. There is no assurance that we will be able to secure financing on terms we deem favorable or at all.
The Unit contains approximately 61,475 rentable square feet, which includes 284 parking spaces with three sub-grade levels, and is currently 100% leased to Hudson River Garage LLC (the “Current Tenant”). As a condition to closing, we will enter into a new lease with the seller, whereby the Unit will be leased by us to the seller and subleased by the seller to the Current Tenant.

On August 8, 2014, we entered into a purchase and sale agreement (the “Laurel Agreement”) to acquire three commercial condominium units (together, the “Laurel Unit”) located at 400 East 67th Street in the Upper East Side neighborhood of Manhattan. Pursuant to the terms of the Laurel Agreement, our obligation to close the acquisition of the Laurel Unit is subject to certain customary closing conditions. The Laurel Agreement contains customary representations and warranties by the seller. Although we believe that the acquisition of the Laurel Unit is probable, there can be no assurance that the acquisition of the Laurel Unit will be consummated.
The contract purchase price for the Laurel Unit is $76.0 million, exclusive of closing costs. We intend to fund the purchase price with proceeds from our IPO. We may seek financing for the Laurel Unit at or after closing from a lender yet to be identified. There is no assurance that we will be able to secure financing on terms we deem favorable or at all.
The Laurel Unit contains 58,750 rentable square feet and is 100% leased to three tenants: Cornell University, TD Bank, N.A., and Quik Park East 67th Street LLC.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) by the sixth anniversary of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolios have been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to acquire and manage properties. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our offering where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended June 30, 2014. We did not have FFO or MFFO prior to the quarter ended June 30, 2014, as we did not purchase our first property and commence real estate operations until June 2014.

Three Months Ended
(In thousands)	June 30, 2014
Net loss (in accordance with GAAP)	$(214)
Depreciation and amortization	43
FFO	(171)
Acquisition fees and expenses (1)	142
Amortization of above or accretion of below market leases and liabilities, net (2)	(13)
MFFO	$(42)
______________________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.
Distributions
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period at a rate equal to $0.0041438356 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on June 13, 2014, which date represents the closing of our initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
In order to qualify as a REIT, we are required to distribute annually to our stockholders at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the six months ended June 30, 2014, we did not make any distribution payments. Our first distribution was made on July 1, 2014.
Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2014. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.

Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock in our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 6 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of June 30, 2014, we do not have any debt, but anticipate incurring debt in the future. Our interest rate risk management objectives with respect to our debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement on Form S-11 (File No. 333-194135), as amended from time to time (the "Registration Statement"). There have been no material changes from the risk factors set forth in our Registration Statement, except as set forth below.
We rely significantly on one major tenant and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to this tenant.
As of June 30, 2014, Gibson Guitar Corporation represented 100.0% of our total annualized rental income on a straight-line basis. Therefore, the financial failure of this tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of this investment is driven by the credit quality of the underlying tenant, and an adverse change in the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investment and have a material adverse effect on our results from operations.
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value, at such time as we calculate NAV, of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the net asset value of the shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
On January 2, 2014, we sold 8,888 shares of our common stock to the Special Limited Partner under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate gross proceeds of $0.2 million, which was used to fund third-party offering costs.
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act, which became effective on April 24, 2014. The Registration Statement also covers 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2014, we have issued 3.0 million shares of our common stock, including unvested restricted shares and received $72.6 million of offering proceeds. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2014
Selling commissions and dealer manager fees	$4,963
Other offering costs	1,694
Total offering costs	$6,657
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Six Months Ended
(In thousands)	June 30, 2014
Total commissions paid to the Dealer Manager	$4,963
Less:
Commissions to participating brokers	(2,885)
Reallowance to participating broker dealers	(1,084)
Net to the Dealer Manager	$994

As of June 30, 2014, we have incurred $6.7 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. As of June 30, 2014, cumulative offering costs included $0.5 million of offering costs reimbursements incurred from the Advisor and Dealer Manager, excluding commissions and dealer manager fee. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $65.9 million at June 30, 2014.
We expect to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2014, we have used the net proceeds from our IPO to purchase one property with an aggregate purchase price of $7.3 million.
We did not repurchase any of our securities during the six months ended June 30, 2014.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Gregory W. Sullivan
Gregory W. Sullivan
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 *	Exclusive Dealer Manager Agreement, dated as of April 24, 2014, among the Company, New York City Advisors, LLC and Realty Capital Securities, LLC
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
4.1 *	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
10.1 *	Amended and Restated Subscription Escrow Agreement, dated as of May 5, 2014, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2 *	Advisory Agreement, dated as of April 24, 2014, by and among the Company, New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.3 *	Property Management and Leasing Agreement, dated as of April 24, 2014, by and among the Company, New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.4 *	Purchase and Sale Agreement, dated June 4, 2014, by and among American Realty Capital New York City REIT, Inc., Sagamore 54th St. Investments LLC and Sagamore Arizona LLC
10.5 *	Purchase and Sale Agreement, dated August 7, 2014, by and between 200 Riverside Parking LLC and ARC NYC200RIVER01, LLC
10.6 *	Purchase and Sale Agreement, dated August 8, 2014, by and between USPF IV Laurel Retail Owner, L.P. and ARC NYC400E67, LLC
14 *	Code of Ethics
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________
*     Filed herewith
(1) Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.