Form 10-Q
period 2014-09-30
American Realty Capital New York City REIT, Inc.
filed 2014-11-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-194135
American Realty Capital New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2014, the registrant had 17,630,924 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Real estate investments, at cost:
Building, fixtures and improvements	$93,933	$—
Acquired intangible lease assets	6,241	—
Total real estate investments, at cost	100,174	—
Less accumulated depreciation and amortization	(510)	—
Total real estate investments, net	99,664	—
Cash	207,682	—
Investment securities, at fair value	486	—
Receivables for sale of common stock	3,933	—
Prepaid expenses and other assets	173	—
Deferred costs, net	3	35
Total assets	$311,941	$35

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$2,363	$35
Below-market lease liabilities, net	7,874	—
Other liabilities	204	—
Distributions payable	1,515	—
Total liabilities	11,956	35

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 13,852,656 shares issued and outstanding as of September 30, 2014 and no shares issued and outstanding as of December 31, 2013	139	—
Additional paid-in capital	305,858	—
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(5,998)	—
Total stockholders' equity	299,985	—
Total liabilities and stockholders' equity	$311,941	$35

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014

Revenues:
Rental income	$516	$559
Operating expense reimbursement	24	24
Total revenues	540	583

Expenses:
Property operating	71	81
Acquisition and transaction related	2,047	2,189
General and administrative	190	268
Depreciation and amortization	467	510
Total expenses	2,775	3,048
Net loss	$(2,235)	$(2,465)

Other comprehensive loss:
Unrealized loss on investment securities	(14)	(14)
Comprehensive loss	$(2,249)	$(2,479)

Basic and diluted weighted average shares outstanding	8,543,271	3,112,029
Basic and diluted net loss per share	$(0.26)	$(0.79)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	—	$—	$—	$—	$—	$—
Issuance of common stock	13,794,639	138	341,221	—	—	341,359
Common stock offering costs, commissions and dealer manager fees	—	—	(36,653)	—	—	(36,653)
Common stock issued through distribution reinvestment plan	54,018	1	1,282	—	—	1,283
Share-based compensation	3,999	—	8	—	—	8
Distributions declared	—	—	—	—	(3,533)	(3,533)
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(2,465)	(2,465)
Balance, September 30, 2014	13,852,656	$139	$305,858	$(14)	$(5,998)	$299,985

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended
September 30, 2014
Cash flows from operating activities:
Net loss	$(2,465)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	421
Amortization of intangibles	89
Accretion of below-market lease liability	(50)
Share-based compensation	8
Changes in assets and liabilities:
Prepaid expenses and other assets	(173)
Accounts payable and accrued expenses	590
Other liabilities	204
Net cash used in operating activities	(1,376)
Cash flows from investing activities:
Investments in real estate	(92,097)
Purchase of investment securities	(500)
Net cash used in investing activities	(92,597)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	(35,036)
Proceeds from issuance of common stock	337,426
Distributions paid	(735)
Net cash provided by financing activities	301,655
Net change in cash	207,682
Cash, beginning of period	—
Cash, end of period	$207,682

Non-cash investing and financing activities:
Liabilities assumed in real estate transactions	$153
Common stock issued through distribution reinvestment plan	1,283
Reclassification of deferred offering costs to equity	35

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (the “Company”) was incorporated on December 19, 2013 as a Maryland corporation and intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. As of September 30, 2014, the Company had 13.9 million shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $342.6 million. As of September 30, 2014, the value of all share issuances and subscriptions of common stock outstanding was $346.1 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP). Until the NAV pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the net asset value ("NAV") per share, as determined by New York City Advisors, LLC (the "Advisor"), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date on which the Company files its Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the second full fiscal quarter following April 24, 2016, which is two years from the effective date of the IPO. The Company reserves the right to reallocate shares covered in the Registration Statement between the primary offering and the DRIP.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of September 30, 2014, the Company owned three properties consisting of 132,552 rentable square feet, which were 100.0% leased, with a weighted average remaining lease term of 10.6 years.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). New York City Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Company's sponsor, American Realty Capital III, LLC, expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of American Realty Capital III, LLC ("the Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of the year ended December 31, 2013 and for the period from December 19, 2013 (date of inception) to December 31, 2013, which are included in Supplement No. 5, dated September 15, 2014, to the prospectus, dated April 24, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014 other than the updates described below.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the nine months ended September 30, 2014:

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2014
Real estate investments, at cost:
Buildings, fixtures and improvements	$93,933
Total tangible assets	93,933
Acquired intangibles:
In-place leases	6,241
Below-market lease liabilities	(7,924)
Total assets acquired, net	92,250
Other liability assumed	(153)
Cash paid for acquired real estate investment	$92,097
Number of properties purchased	3
The allocations above for the nine months ended September 30, 2014 have been provisionally assigned to each class, pending receipt of additional information.
The following table presents pro forma information as if the acquisitions during the nine months ended September 30, 2014 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income was adjusted to exclude acquisition and transaction related expense of $2.2 million from the nine months ended September 30, 2014.

Nine Months Ended
(In thousands)	September 30, 2014
Pro forma revenues	$7,003
Pro forma net income	$1,538
Fully diluted pro forma net income per share attributable to stockholders	$0.47
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 — December 31, 2014	$1,265
2015	5,062
2016	5,107
2017	5,172
2018	5,233
Thereafter	37,140
$58,979

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2014:

		September 30,
Property Portfolio	Tenant	2014
400 E. 67th Street - Laurel Condominium	Cornell University	44.5%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	18.6%
400 E. 67th Street - Laurel Condominium	Quik Park East 67th Street LLC	15.3%
421 W. 54th Street - Hit Factory	Gibson Guitar Corp.	10.9%
200 Riverside Boulevard - ICON Garage	200 Riverside Parking LLC	10.7%
The termination, delinquency or non-renewal of these leases by the above tenants may have a material adverse effect on revenues.
Note 4 — Investment Securities
As of September 30, 2014, the Company had investments in a real estate income fund with a fair value of $0.5 million. The Company held no investment securities as of December 31, 2013. The real estate income fund is managed by an affiliate of the Sponsor (see Note 8 —Related Party Transactions and Arrangements). These investments are considered to be available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of September 30, 2014:

(In Thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014	$500	$—	$(14)	$486

Unrealized losses as of September 30, 2014 were considered temporary and therefore no impairment was recorded during the three and nine months ended September 30, 2014.

Note 5 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflects the contractual terms of the instrument, as applicable, including the period to maturity, and may use observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	—
Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3	—
Unobservable inputs that reflect the entity's own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

The Company has an investment in a real estate income fund that is traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified this investment as Level 1 in the fair value hierarchy.

The following table presents information about the Company's asset measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which that instrument falls. The Company had no assets measured at fair value on a recurring basis as of December 31, 2013.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2014
Investment Securities	$486	$—	$—	$486
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2014.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash, receivables for sale of common stock, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature.
Note 6 — Common Stock
The Company had 13.9 million shares of common stock outstanding, including unvested restricted shares, and had received total proceeds of $342.6 million as of September 30, 2014. The Company had no shares of common stock outstanding and had received no proceeds as of December 31, 2013.
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
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. Repurchases of shares of the Company's common stock, when requested, are at the Company's sole discretion and generally will be made quarterly. As of September 30, 2014, no shares of common stock have been repurchased or requested to be repurchased. The Company funds repurchases from proceeds from the sale of common stock pursuant to the DRIP.
Note 7 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 8 — Related Party Transactions and Arrangements
As of September 30, 2014, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The entity did not own any shares of the Company's outstanding common stock as of December 31, 2013. The Sponsor and its affiliates may incur and pay costs and fees on behalf of the Company. The Company did not have any payables to the Sponsor as of September 30, 2014 or December 31, 2013.
As of September 30, 2014, the Company had $0.5 million invested in a real estate income fund managed by an affiliate of the Sponsor (see Note 4 - Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended	Nine Months Ended	Payable as of
(In thousands)	September 30, 2014	September 30, 2014	September 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$26,017	$30,980	$380	$—
The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of September 30, 2014. The following table details offering costs and reimbursements incurred from and due to the Advisor and affiliates of the Dealer Manager as of and for the periods presented:

	Three Months Ended	Nine Months Ended	Payable as of
(In thousands)	September 30, 2014	September 30, 2014	September 30, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and affiliates of the Dealer Manager	$3,605	$4,147	$1,032	$—

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of September 30, 2014, offering and related costs did not exceed 2.0% of gross proceeds received from the IPO.
After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of September 30, 2014, cumulative offering costs, including selling commissions and dealer manager fees, were $36.7 million. Cumulative offering costs, including selling commissions and dealer manager fees, net of unpaid amounts, were less than the 15% threshold as of September 30, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at 0.50% of the purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 4.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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
For its asset management services, the Company causes the OP to issue restricted Class B units in the OP (“Class B Units”) to the Advisor on a quarterly basis in an amount equal to: (i) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875% once the Company begins calculating NAV) multiplied by 0.1875% divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2014, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2014, the Company's board of directors has approved the issuance of 607 Class B Units in connection with the arrangement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Payable as of
	September 30, 2014		September 30, 2014		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,736	$—	$1,845	$—	$461	$—
Ongoing fees:
Property management and leasing fees	—	19	—	20	—	—
Total related party operation fees and reimbursements	$1,736	$19	$1,845	$20	$461	$—

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2014.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2014.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to an annual 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2014.
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
Note 9 — Economic Dependency
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
Note 10 — Share-Based Compensation
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2014, there were 3,999 unvested restricted shares issued to independent directors under the RSP at $22.50 per share. There were no such restricted shares outstanding as of December 31, 2013. The fair value of the shares is expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $8,000 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the Company had $0.1 million of unrecognized compensation costs related to unvested restricted share awards granted under the Company's RSP.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2014.
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net loss (in thousands)	$(2,235)	$(2,465)
Basic and diluted weighted average shares outstanding	8,543,271	3,112,029
Basic and diluted net loss per share	$(0.26)	$(0.79)
The Company had the following common share equivalents as of September 30, 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

September 30, 2014
Unvested restricted stock	3,999
Note 12 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2014, the Company had 17.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $436.8 million. As of October 31, 2014, the aggregate value of all share issuances was $440.6 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2014	October 1, 2014 to October 31, 2014	Total
Common stock	$342,642	$94,130	$436,772
Acquisitions
On November 5, 2014, the Company, through a wholly-owned subsidiary of the OP, completed the acquisition of the fee simple interest in an institutional quality office building (the "Property") located at 570 Seventh Avenue in Times Square, Manhattan.
The contract purchase price of the Property was $170.3 million, exclusive of closing costs. The Company funded the purchase price with proceeds from the IPO.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Management Update

On November 11, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his roles as treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Gregory W. Sullivan, currently the chief financial officer and chief operating officer of the Company, to serve as the Company’s treasurer. Mr. Sullivan will also continue to serve in his capacity as chief financial officer and chief operating officer of the Company. Also simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Michael A. Happel, currently the president of the Company, to serve as the Company’s secretary. Mr. Happel will also continue to serve in his capacity as president of the Company.

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in the Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other entities affiliated with AR Capital, LLC ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We have not generated and may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York City Properties, LLC (the "Property Manager") to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance that these entities will waive such amounts.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of September 30, 2014, we only owned three properties and therefore have limited diversification.
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
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of September 30, 2014, we had 13.9 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $342.6 million. As of September 30, 2014, the value of all share issuances and subscriptions of common stock outstanding was $346.1 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP). Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share purchase price for shares in the IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date on which we file our Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the second full fiscal quarter following April 24, 2016, which is two years from the effective date of the IPO. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of September 30, 2014, we owned three properties consisting of 132,552 rentable square feet, which were 100.0% leased, with a weighted average remaining lease term of 10.6 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). New York City Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by our sponsor, American Realty Capital III, LLC (the "Sponsor"), expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no direct employees. The Advisor is our affiliated external advisor, which we have retained to manage our affairs on a day-to-day basis. The Property Manager has been retained to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to ten years for fixtures and building improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts, of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if-vacant basis. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings, and fixtures are based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
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
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has had (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. This adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	6.0	$7,250
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	9.5	76,000
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	23.0	9,000
		3	132,552	100.0%	10.6	$92,250
_______________________________

(1)	Remaining lease term in years as of September 30, 2014, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014.
Three Months Ended September 30, 2014
Rental Income
Rental income for the three months ended September 30, 2014 was $0.5 million. As of September 30, 2014, we owned three properties, which were 100.0% leased with annualized rental income on a straight-line basis of $5.6 million and a weighted-average remaining lease term of 10.6 years.
Operating Expense Reimbursements
Operating expense reimbursements for the three months ended September 30, 2014 was approximately $24,000. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses of $0.1 million for the three months ended September 30, 2014 related to the costs of maintaining our three properties including real estate taxes, condominium fees, utilities and property insurance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.0 million for the three months ended September 30, 2014 related to our acquisition of two properties with an aggregate contract purchase price of $85.0 million.
General and Administrative Expenses
General and administrative expenses of $0.2 million for the three months ended September 30, 2014 primarily included professional fees, insurance and board member compensation expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses of $0.5 million for the three months ended September 30, 2014 related to our acquisition of three properties with an aggregate contract purchase price of $92.3 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Nine Months Ended September 30, 2014
Rental Income
Rental income for the nine months ended September 30, 2014 was $0.6 million. As of September 30, 2014, we owned three properties, which were 100.0% leased with annualized rental income on a straight-line basis of $5.6 million and a weighted-average remaining lease term of 10.6 years.
Operating Expense Reimbursements
Operating expense reimbursements for the nine months ended September 30, 2014 was approximately $24,000. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses of $0.1 million for the nine months ended September 30, 2014 related to the costs of maintaining our three properties including real estate taxes, condominium fees, utilities and property insurance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.2 million for the nine months ended September 30, 2014 related to our acquisition of three properties with an aggregate contract purchase price of $92.3 million.
General and Administrative Expenses
General and administrative expenses of $0.3 million for the nine months ended September 30, 2014 primarily included professional fees, insurance and board member compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses of $0.5 million for the nine months ended September 30, 2014 related to our acquisition of three properties with an aggregate contract purchase price of $92.3 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash used in operating activities was $1.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2014 includes $2.2 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $2.0 million (net loss of $2.5 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $0.5 million) and an increase in prepaid expenses and other assets of $0.2 million related to prepaid insurance and real estate taxes as well as unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.6 million and an increase in other liabilities of $0.2 million.
The net cash used in investing activities during the nine months ended September 30, 2014 of $92.6 million related to the acquisition of three properties with a contract purchase price of $92.3 million, partially offset by an assumed liability related to a tenant security deposit of $0.2 million, and $0.5 million in purchases of investment securities.
Net cash provided by financing activities of $301.7 million during the nine months ended September 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $337.4 million, partially offset by payments related to offering costs of $35.0 million and distributions to stockholders of $0.7 million.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 30.0 million shares of our common stock, $0.01 par value per share, at $25.00 per share (subject to certain volume discounts). We also are offering up to 10.5 million shares of common stock under our DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the filing of the our second full fiscal quarterly financial filing with the SEC pursuant to the Securities Act of 1934, as amended, following April 24, 2016, which is two years from the effective date of the IPO, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.

On May 29, 2014, we received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We acquired our first property and commenced real estate operations in June 2014. As of September 30, 2014, we owned three properties with an aggregate contract purchase price of $92.3 million. As of September 30, 2014, we had 13.9 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $342.6 million.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our SRP (as defined below). Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.
As of September 30, 2014, we had cash of $207.7 million. We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from secured mortgage financings. Once we have used all the proceeds from the IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We also expect to use the proceeds from secured and unsecured financings from banks or other lenders as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40.0-50.0% of the aggregate fair market value of our assets (calculated after the close the IPO and once we have invested substantially all the proceeds of our IPO proceeds), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2014, we had not obtained any debt financing.
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
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using proceeds secured from our DRIP in any given quarter. As of September 30, 2014, no shares of common stock have been repurchased or requested to be repurchased.

Acquisitions
On November 5, 2014, we, through a wholly-owned subsidiary of our OP, completed the acquisition of the fee simple interest in an institutional quality office building (the "Property") located at 570 Seventh Avenue in Times Square, Manhattan.
The contract purchase price of the Property was $170.3 million, exclusive of closing costs. We funded the purchase price with proceeds from our IPO. We may seek financing for the Property after closing from a lender yet to be identified. There is no assurance that we will be able to secure financing on terms we deem favorable or at all.
The Property contains approximately 170,000 rentable square feet and is 76% leased as of the acquisition date. The Property's largest tenant is the Carlyle Group, which represents approximately 66% of annualized cash rental income as of the acquisition date.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, as if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying value, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the six months ended September 30, 2014. We do not calculate FFO or MFFO prior to the quarter ended June 30, 2014, as we did not purchase our first property and commence real estate operations until June 2014.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	September 30, 2014	September 30, 2014
Net loss (in accordance with GAAP)	$(214)	$(2,235)	$(2,449)
Depreciation and amortization	43	467	510
FFO	(171)	(1,768)	(1,939)
Acquisition fees and expenses (1)	142	2,047	2,189
Accretion of below-market lease liabilities(2)	(13)	(37)	(50)
Straight-line rent (3)	—	(31)	(31)
MFFO	$(42)	$211	$169
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
(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment. Some intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate portfolio.
(3) Under GAAP, rental receipts are allocated to periods using various methodologies which may result in income recognition that is significantly different than underlying contract terms. Adjusting MFFO for these items provides useful supplemental information on the contractual cash flows and realized economic impact of lease terms and debt investments and aligns results with management's analysis and evaluation of operating performance.
Distributions
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period at a rate equal to $0.0041438356 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on June 13, 2014, which date represents the closing of our initial property acquisition, and were first paid in July 2014. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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

During the nine months ended September 30, 2014, distributions paid to common stockholders totaled $2.0 million, inclusive of $1.3 million of distributions reinvested through the DRIP. During the nine months ended September 30, 2014, cash used to pay our distributions was generated from proceeds from the IPO and proceeds from the IPO which were reinvested in common stock issued under our DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$735		$735
Distributions reinvested	1,283		1,283
Total distributions	$2,018		$2,018
Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%
Common stock issued under the DRIP / offering proceeds	1,283	63.6%	1,283	63.6%
Proceeds from issuance of common stock	735	36.4%	735	36.4%
Proceeds from financings	—	—%	—	—%
Total sources of distributions	$2,018	100.0%	$2,018	100.0%
Cash flows used in operations (GAAP basis)(1)	$(931)		$(1,376)
Net loss attributable to stockholders (in accordance with GAAP)	$(2,235)		$(2,465)
__________________________________
(1) Cash flows used in operations for the three and nine months ended September 30, 2014 include cash-related acquisition and transaction related expenses of $2.0 million and $2.2 million, respectively.
For the nine months ended September 30, 2014, none of our distributions were covered by cash flows from operations. As shown in the table above, we funded distributions with proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See "Item 1A. Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return."

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows used in operations (in accordance with GAAP) for the period from December 19, 2013 (date of inception) through September 30, 2014:

For the Period
from December 19, 2013
(date of inception) to
(in thousands)	September 30, 2014
Distributions paid:
Common stockholders in cash	$735
Common stockholders pursuant to DRIP/offering proceeds	1,283
Total distributions paid	$2,018

Reconciliation of net loss:
Revenues	$583
Acquisition and transaction related	(2,189)
Depreciation and amortization	(510)
Other operating expenses	(349)
Other non-operating expenses	—
Net loss (in accordance with GAAP)(1)	$(2,465)

Cash flows used in operations	$(1,376)

FFO	$(1,955)
_______________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock in our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 8 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2014, we do not have any debt, but anticipate incurring debt in the future. Our interest rate risk management objectives with respect to our debt will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any material foreign operations and we do not expect to be exposed to material foreign currency fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We rely significantly on five major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to this tenant.
As of September 30, 2014, Cornell University, TD Bank, N.A., Quik Park East 67th Street LLC, Gibson Guitar Corp. and 200 Riverside Parking LLC represented 44.5%, 18.6%, 15.3%, 10.9% and 10.7%, respectively, of our total annualized rental income on a straight-line basis. Therefore, the financial failure of any or all of these tenants is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the values of these investments are driven by the credit quality of the underlying tenants, and an adverse change in the tenants' financial conditions or a decline in the credit rating of such tenants may result in a decline in the value of our investments and have a material adverse effect on our results from operations.
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value, at such time as we calculate NAV, of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the net asset value of the shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.
Our cash flows used in operations were $1.4 million for the nine months ended September 30, 2014 and, as such, our distributions were paid with cash proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the nine months ended September 30, 2014, we paid distributions of $2.0 million, of which $0.7 million, or 36.4%, was funded from cash proceeds from the IPO and $1.3 million, or 63.6%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the nine months ended September 30, 2014 cash flows from operations included an increase in accounts payable and accrued expenses of $0.6 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2014, there would have been $0.6 million less in cash flows from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
We may not generate sufficient cash flows from operations to pay distributions. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our Sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.

ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing; no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our Sponsor, but does not have a role in the management of our Sponsor’s or our business.

As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our Sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our offering. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
On January 2, 2014, we sold 8,888 shares of our common stock to the Special Limited Partner under Rule 506 of Regulation D of the Securities Act at a price of $22.50 per share for aggregate gross proceeds of $0.2 million, which was used to fund third-party offering costs.
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act, which became effective on April 24, 2014. The Registration Statement also covers 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2014, we have issued 13.9 million shares of our common stock, including unvested restricted shares, and received $342.6 million of offering proceeds. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2014
Selling commissions and dealer manager fees	$30,980
Other offering costs	5,673
Total offering costs	$36,653

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Nine Months Ended
(In thousands)	September 30, 2014
Total commissions paid to the Dealer Manager	$30,980
Less:
Commissions to participating brokers	(20,825)
Reallowance to participating broker dealers	(3,916)
Net to the Dealer Manager	$6,239
As of September 30, 2014, we have incurred $36.7 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. As of September 30, 2014, cumulative offering costs included $4.1 million of offering costs reimbursements incurred from the Advisor and Dealer Manager, excluding commissions and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $306.0 million at September 30, 2014.
We expect to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we have used the net proceeds from our IPO to purchase three properties with an aggregate contract purchase price of $92.3 million.
We did not repurchase any of our securities during the nine months ended September 30, 2014.
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
Gregory W. Sullivan
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (2)	Exclusive Dealer Manager Agreement, dated as of April 24, 2014, among American Realty Capital New York City REIT, Inc., New York City Advisors, LLC and Realty Capital Securities, LLC
1.2 (3)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
4.1 (2)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
10.1 (2)	Amended and Restated Subscription Escrow Agreement, dated as of May 5, 2014, among Realty Capital Securities, LLC, American Realty Capital New York City REIT, Inc. and UMB Bank, N.A.
10.2 (2)	Advisory Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.3 (2)
Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.4 (4)	Form of Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.5 (4)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.6 (2)	Purchase and Sale Agreement, dated June 4, 2014, by and among American Realty Capital New York City REIT, Inc., Sagamore 54th St. Investments LLC and Sagamore Arizona LLC
10.7 (2)	Purchase and Sale Agreement, dated August 7, 2014, by and between 200 Riverside Parking LLC and ARC NYC200RIVER01, LLC
10.8 (2)	Purchase and Sale Agreement, dated August 8, 2014, by and between USPF IV Laurel Retail Owner, L.P. and ARC NYC400E67, LLC
10.9*	Agreement of Purchase and Sale, dated October 11, 2014, by and between 570 7th Avenue Property Owner, L.L.C. and ARC NYC570Seventh, LLC
14 (2)	American Realty Capital New York City REIT, Inc. Code of Business Conduct and Ethics
21.1 (5)	List of Subsidiaries of American Realty Capital New York City REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________
*     Filed herewith
(1)     Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.
(2)     Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.
(3)     Filed as an exhibit to the Company’s Registration Statement on Form S-11 filed with the SEC on February 26, 2014.
(4)     Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on March 31, 2014.
(5)     Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to Form S-11 filed with the SEC on July 28, 2014.