Form 10-K
period 2014-12-31
American Realty Capital New York City REIT, Inc.
filed 2015-03-31
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55393
American Realty Capital New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12 (g) of the Act: Common stock, $0.01 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-194135), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The total market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $75.4 million based on a per share value of $25.00 (or $23.75 for shares issued under the distribution reinvestment plan).

As of March 15, 2015, the registrant had 23,988,980 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2014

i

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York City REIT, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our advisor, New York City Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of the Parent of our Sponsor, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations.

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

•
We have not generated and may not generate cash flows from operations sufficient to pay our distributions to stockholders; as such, we may be forced to source distributions from borrowings, which may be at higher rates or depend on our Advisor or our property manager, New York City Properties, LLC (the "Property Manager") to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance that these entities will waive such amounts.

ii

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2014

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of December 31, 2014, we owned only four properties and therefore have limited diversification.

iii

PART I
Item 1. Business
Organization
We were incorporated on December 19, 2013 as a Maryland corporation and intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to our registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of December 31, 2014, we had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $509.9 million, inclusive of $4.5 million from the DRIP. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO. We reserve the right to reallocate shares covered in the Registration Statement between the primary offering and the DRIP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of December 31, 2014, we owned four properties consisting of 299,191 rentable square feet, which were 75.5% leased, with a weighted average remaining lease term of 7.3 years. Our four properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and one institutional-quality office building.
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained New York City Properties, LLC (the “Property Manager”) to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during our offering, acquisition, operational and liquidation stages.

Investment Objectives
We are focused on helping our stockholders take advantage of the New York City real estate market. Our investment goals are as follows:

•	New York City Focus - Acquire high-quality commercial real estate located in the five boroughs of New York City, and in particular, Manhattan;

•	Cash Flow Generating Properties - Invest primarily in properties with 80% or greater occupancy at the time of purchase;

•	Potential for Appreciation - Purchase properties valued using current market rents with potential for appreciation and endeavor to acquire properties below replacement cost;

•
Low Leverage - Finance our portfolio opportunistically at a target leverage level of not more than 40% to 50% loan-to-value (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering);

•	Diversified Tenant Mix - Lease to a diversified group of tenants with a bias toward lease terms of five years or greater;

•	Monthly Distributions - Pay distributions monthly, covered by cash flow from operations;

•	6-Year Exit - Exit within six years of the end of our IPO; and

•	Maximize Total Returns - Maximize total returns to our stockholders through a combination of realized appreciation and current income.
Acquisition and Investment Policies
Primary Investment Focus
We have and intend to focus our investment activities on acquiring quality, income-producing commercial real estate located in the five boroughs of New York City and, in particular, properties located in Manhattan. We may also originate or acquire real estate debt backed by quality, income-producing commercial real estate located predominantly in New York City. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans. Pursuant to the investment opportunity allocation agreement into which we entered with New York REIT, Inc., another REIT sponsored by our Sponsor, each proposed target investment (as defined in such agreement) sourced by our Advisor or its affiliates shall be subject to rotation as defined in the agreement.
Investing in Real Property
We have and expect to invest a majority of our assets in office properties located in New York City. We also intend to invest in real estate assets that accompany office space, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City.
When evaluating prospective investments in real property, our management and our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2014:

		December 31,
Property Portfolio	Tenant	2014
400 E. 67th Street - Laurel Condominium	Cornell University	26.0%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	10.9%
The termination, delinquency or non-renewal of these leases by the above tenants may have a material adverse effect on revenues. No other tenant represents greater than 10% of our annualized income for the period presented.

Real Estate-Related Loans and Debt Securities
Although not our primary focus, we may, from time to time, make investments in real estate-related loans and debt securities. We do not expect these types of assets to exceed 10.0% of our assets after the proceeds of our IPO have been fully invested, or represent a substantial portion of our assets at any one time. The other real estate-related debt investments in which we may invest include: mortgages; mezzanine; bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; and credit default swaps. Our criteria for investing in loans are substantially the same as those involved in our investment in properties; however, we will also evaluate such investments based on the current income opportunities presented.
Investing in Equity Securities
We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our IPO, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. In addition, we do not expect our non-controlling equity investments in other public companies combined with our investments in real estate properties outside of our target investments and other real estate-related investments to exceed 10.0% of our portfolio.
Acquisition Structure
We intend to acquire real estate and real-estate related assets directly, for example, by acquiring fee interests in real property (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), or by purchasing interests, including controlling interests, in REITs or other "real estate operating companies," such as real estate management companies and real estate development companies, that own real property. We also may acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest, or assets under ground leases. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset.
Financing Strategies / Offerings
As of December 31, 2014, we did not have any debt. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
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
In addition, it is currently our intention to limit our aggregate borrowings to 40.0 – 50.0% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. Subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Sponsor, our Advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the investment limitations contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.

Tax Status
 We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Competition
The office, retail, lodging, industrial and residential real estate markets are highly competitive. We compete with other owners and operators of properties in these same real estate segments. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in New York City could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties and to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, including New York REIT, Inc. and American Realty Capital New York City REIT II, Inc., which are also sponsored by our Sponsor. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our potential borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
Because we are organized as an umbrella partnership REIT, we believe we are well positioned to offer tax-sensitive sellers an opportunity to contribute their properties to our company in tax-deferred transactions.
 Regulations
 Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.
Environmental
 As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. To help guard against unforeseen environmental contingencies, we hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Employees
 We have no direct employees.  The employees of our Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
 We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments
  Our current business consists of acquiring, investing in, owning, managing, operating, leasing, and disposing of real estate assets.  All of our revenues are from our consolidated real estate properties.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. See our consolidated financial statements beginning on page F-1 for our revenues, net income or loss and other financial information.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC.  You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.  In addition, copies of our filings with the SEC may be obtained from our website at www.newyorkcityreit.com.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Risks Related to an Investment in American Realty Capital New York City REIT, Inc.
We have limited operating history, and the prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results.
We have limited operating history. You should consider an investment in our shares in light of the risks, uncertainties and difficulties frequently encountered by other newly formed companies with similar objectives. To be successful in this market, we and our Advisor must, among other things:

•	identify and acquire real estate assets consistent with our investment strategies;

•	increase awareness of our name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

•	continue to build and expand our operations structure to support our business.
You should not rely upon the past performance of other programs sponsored by affiliates of our Sponsor as an indicator of our future performance. There is no assurance that we will achieve our investment objectives.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.
There is no regular established trading market for our shares of common stock. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. We currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders' shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program ("SRP") upon 30 days’ notice. Further, the SRP includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

Purchases of common stock by our directors, our officers, officers and employees of our Dealer Manager, other affiliates and Friends in our IPO should not influence investment decisions of independent, unaffiliated investors.
Our directors, our officers, officers and employees of our Dealer Manager, other affiliates and Friends may purchase shares of our common stock. “Friends” mean those individuals who have prior business and/or personal relationships with our executive officers, directors or Sponsor, including, without limitation, any service provider. There are no written or other binding commitments with respect to the acquisition of shares by these parties, and there can be no assurance as to the amount, if any, of shares of common stock these parties may acquire in the offering. Any shares purchased by directors, officers, officers and employees of our Dealer Manager, other affiliates or Friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers, officers and employees of our Dealer Manager, other affiliates or Friends should not influence your decision to invest in shares of our common stock, and you should make your own independent investment decision concerning the risks and benefits of an investment in our common stock.
Because our IPO is a blind pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
As of December 31, 2014, we had acquired only four properties. Additionally, stockholders are not provided with information to evaluate our investments prior to the time an acquisition becomes probable but must instead rely on our board of directors and our Advisor to implement our investment strategy.
Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
The Special Limited Partner, which is wholly owned by our Sponsor and wholly owns our Advisor, has invested only $0.2 million in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting the fact that selling commissions and dealer manager fees were not paid on the sale. The Special Limited Partner may not sell this initial investment while our Sponsor remains our sponsor but it may transfer such shares to affiliates. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Advisor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
Our stockholders' interests in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the NAV of the shares at the time of repurchase, or exceed the price at which our stockholders purchased shares, either of which may dilute our stockholders' interest in us or reduce the NAV of the remaining shares.
We established the offering price on an arbitrary basis; as a result, the actual value of our stockholders' investments may be substantially less than what they pay.
Our board of directors has arbitrarily determined the initial selling price of the shares in our IPO and did not base the price on our book value, or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that our stockholders would receive upon liquidation.
Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our IPO, which makes an investment in us more speculative.
We have retained our Dealer Manager, which is owned by an entity under common control with the Parent of our Sponsor, to conduct our IPO. The success of our IPO, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our IPO will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor may adversely affect our ability to raise substantial funds.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor, but does not have a role in managing our business or our Sponsor's business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the chairman of our board of directors until his resignation on December 29, 2014. This individual also is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the Parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its form 10-K for the year ended December 31, 2014. ARCP's filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October 2014, a number of participating broker-dealers temporarily suspended their participation in the distribution of our IPO. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our offering. As a result, our ability to raise substantial funds may be adversely impacted.
If our Dealer Manager terminates its dealer manager relationship with us, our ability to successfully complete our IPO and implement our investment strategy would be significantly impaired.
Our Dealer Manager has the right to terminate its relationship with us if, among other things, any of the following occur: (1) our voluntary or involuntary bankruptcy; (2) we materially change our business; (3) we become subject to a material action, suit, proceeding or investigation; (4) we materially reduce the rate of any dividend we may pay in the future without its prior written consent; (5) we suspend or terminate our SRP without its prior written consent; (6) the value of our common shares materially adversely changes; (7) a material breach of the dealer manager agreement by us (which breach has not been cured within the required timeframe); (8) our willful misconduct or a willful or grossly negligent breach of our obligations under the dealer manager agreement; (9) the issuance of a stop order suspending the effectiveness of our Registration Statement of which our prospectus forms a part by the SEC and not rescinded within 10 business days of its issuance; or (10) the occurrence of any event materially adverse to us and our prospects or our ability to perform our obligations under the dealer manager agreement. If our Dealer Manager elects to terminate its relationship with us, our ability to complete our IPO and implement our investment strategy would be significantly impaired and would increase the likelihood that our stockholders could lose all or a part of their investment.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders’ interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.
Our cash flows used in operations were $5.0 million for the year ended December 31, 2014 and, as such, our distributions were paid with cash proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. We started to accrue distributions on June 13, 2014, the date of our first property acquisition and the distributions were first paid out in July 2014. During the year ended December 31, 2014, we paid distributions of $7.8 million, of which $3.3 million, or 42.3%, was funded from cash proceeds from the IPO and $4.5 million, or 57.7%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the year ended December 31, 2014 cash flows from operations included an increase in accounts payable and accrued expenses of $1.0 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2014, there would have been $1.0 million less in cash flows from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes. We may continue to use net offering proceeds to fund distributions.
Until we are generating operating cash flow from properties or other real estate-related investments sufficient to pay distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings, including possible borrowings from our Advisor or its affiliates, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. We may pay distributions that exceed our cashflows from operations as well as our funds from operations ("FFO") a non-GAAP measure that we use as a performance measure. Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward. Distributions funded from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from the proceeds of our IPO reduces the funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investments may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability and also reduce the amount that we may invest. Funding distributions with the net proceeds from the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows from operations. Funding distributions from the sale of additional securities could dilute our stockholders' interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes. Payment of distributions from sources other than cash flow from operations could also affect our profitability or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on the value of our stockholders' investment.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of our Advisor with respect to the acquisition of our investments, including the ability to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, if we pay fees to lock in an interest rate, falling interest rates or other factors could require us to forfeit these fees. If we acquire properties and other investments at peak prices or by using cumbersome capital structures, our returns will be lower and the value of our assets may decrease significantly below the amount we paid for such assets.
We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our IPO, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, we will hold the proceeds from our IPO in an interest-bearing account or invest the proceeds in short-term assets, which could generate a lower yield. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders' investment.
We rely upon our Sponsor and the real estate professionals affiliated with our Sponsor, to identify suitable investments. To the extent that our Sponsor and the real estate professionals employed by our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Further, the more money we raise in our IPO, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the potentially large size of our IPO and the continuing high demand for the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, further reducing our cash flow from operations.
We expect that our real estate investments will be concentrated in New York City, making us dependent upon the economic climate of this market and potentially more vulnerable economically than if our investments were less concentrated in any particular market.
We focus on the acquisition and ownership of real estate assets located, or secured by assets located, in New York City, specifically in Manhattan. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy, in a submarket within New York City, or in the overall national economy, could result in reduced demand for office or lodging space. For example, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. These adverse effects could be more pronounced than if we diversified our investments outside of New York City.
We have no investment criteria limiting the size of each investment we make. Any individual real estate investment could represent a material percentage of our assets, and if that investment experiences a loss, the value of our stockholders' investment in us could be significantly diminished.
Due to what we anticipate will be a relatively small asset base and an anticipated high concentration of our total assets in relatively large individual real estate assets, the value of our stockholders' investment could vary more widely with the performance of specific assets than if the offering amount were greater or if we invested in a more diverse portfolio of properties. Because of this potential asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our stockholders' investment.
We may change our targeted investments without stockholder consent.
We have invested and intend to invest in a portfolio of office properties and other property types located in the five boroughs of New York City, specifically Manhattan. We do not expect to allocate more than 10.0% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; credit default swaps; and the equity securities of other REITs and real estate companies. Non-controlling equity investments in other public companies may exceed 5.0% of the proceeds of our IPO if we do not sell the maximum offering amount. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

If we raise substantially less than the maximum offering in our IPO, we will be limited in the number and type of investments we may make and the value of our stockholders' investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders' investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
Because we are dependent upon our Advisor, our Property Manager and their affiliates to conduct our operations, and we may engage third-party property managers to manage certain properties, any adverse changes in the financial health of our Advisor, our Property Manager or third-party property managers or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.
We are dependent on our Advisor and our Property Manager, which are responsible for our day-to-day operations and are primarily responsible for the selection of our investments to be recommended to our board of directors. We are also dependent on our Property Manager to manage certain of our real estate assets. Our Advisor and our Property Manager have a limited operating history. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Additionally, we may engage third-party property managers to manage certain other properties we own. Any adverse changes in the financial condition of such entities or certain of their affiliates or in our relationship with them could hinder its or their ability to successfully manage our operations and our portfolio of investments.
The loss of or the inability to obtain key real estate professionals at our Advisor or our Dealer Manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders' investment.
Our success depends to a significant degree upon the contributions of Messrs. Happel and Sullivan at our Advisor and William E. Dwyer III and Louisa H. Quarto at our Dealer Manager. These individuals may not remain associated with us. If any of these persons were to cease their association with us, our ability to achieve our investment objectives could be materially impacted in an adverse manner. We do not have key person life insurance on any person. Our future success depends, in large part, upon our Advisor’s and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Maintaining relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in New York City, particularly Manhattan, will be important for us to effectively compete with other investors for properties in this region. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise a substantial amount of capital during our IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for our stockholders' investment to realize its full potential return and could adversely affect our ability to pay distributions to our stockholders. Failure to minimize the amount of time between receipt of the net proceeds and investment in real estate assets consistent with our investment objectives would have a material adverse effect on our ability to pay distributions to our stockholders and the value of their investment.

We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, operating income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect our stockholders' investment.
Our organizational documents permit us to pay distributions from any source. Any distributions may reduce the amount of capital we invest in properties.
We may pay distributions of unlimited amounts from any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings could reduce the amount of capital we have to invest in properties and other real estate assets. This, in turn, would reduce the value of our stockholders' investment.
Our rights and the rights of our stockholders to recover claims against our directors are limited, which could reduce our stockholders’ recovery, as well as our recovery, against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability for monetary damage in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no director will be liable to us or our stockholders for monetary damages and that we will indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our stockholders may have more limited rights against our directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Commencing with the NAV pricing date, the offering price for shares in our primary offering and pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV, which will be based upon subjective estimates, judgments, assumptions and opinions about future events, and also may not accurately reflect the value of our assets and liabilities at a particular time for other reasons.
Commencing with the NAV pricing date, the offering price for shares in our primary offering (to the extent we are still offering shares in our primary offering) and pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV. Our Advisor, with the material assistance of an independent third party valuer, will calculate NAV quarterly by estimating the market value of our assets and liabilities, many of which may be illiquid.
In calculating NAV, our independent valuer will appraise our properties regularly, and our Advisor will review each appraisal. Our Advisor will also determine the valuation of our properties and will compare each appraisal to its own determinations. If in our Advisor’s opinion the appraisals prepared by the independent valuer are materially higher or lower than our Advisor’s determinations of value, our Advisor will discuss the appraisals with the independent valuer. If our Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. The valuations used by the independent valuer, our Advisor and our board of directors may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events, such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. If different judgments, assumptions or opinions were used, a different estimate would likely result.

Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Moreover, appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Further, valuations do not necessarily represent the price at which we would be able to sell an asset.
In addition, our NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV as published on any given quarter will not reflect such events. As a result, the NAV published after the announcement of a material event may differ significantly from our actual NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis.
NAV does not represent the fair value of our assets less liabilities under GAAP. NAV is not a representation, warranty or guarantee of: (a) what a stockholder would ultimately realize upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event, (b) that the shares of our common stock would trade at NAV on a national securities exchange, (c) what any third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV, and (d) that NAV would equate to a market price for an open-end real estate fund. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our advisor and dealer manager.
Prior to the NAV pricing date, our stockholders will not be able to determine the NAV of their shares.
We will not publish our NAV until the NAV pricing date. Because the price our stockholders will pay for shares of our common stock in this offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV commencing with the NAV pricing date, our stockholders may pay more than realizable value or receive less than realizable value for their investment.
We rely significantly on six major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2014, the following six tenants represented 5% or more of our total annualized rental income on a straight-line basis:

Tenant	Percentage of Straight-Line Rental Income
Cornell University	26.0%
TD Bank, N.A.	10.9%
Quik Park East 67th Street LLC	9.0%
NY Loves Us, Inc.	6.5%
Gibson Guitar Corporation	6.4%
200 Riverside Parking LLC	6.2%
The financial failure of any or all of these tenants is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the values of these investments are driven in part by the credit quality of the underlying tenants, and an adverse change in the tenants’ financial conditions or a decline in the credit rating of such tenants may result in a decline in the value of our investments and have a material adverse effect on our results from operations.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of corruption of our confidential information, and/or damages to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.

Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.
Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including some of our executive officers, directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our Advisor and its affiliates receive fees from us, which could be substantial. These fees could influence our Advisor’s advice to us as well as its judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with affiliates of our Sponsor, including the advisory agreement, the property management agreement and the dealer manager agreement;

•
public offerings of equity by us, which will likely entitle our Advisor to increased acquisition fees and potentially increase the asset management subordinated participation interest assuming the triggers are satisfied;

•
sales of properties and other investments to third parties, which entitle our Advisor and the Special Limited Partner to real estate commissions and possible subordinated incentive distributions, respectively;

•
acquisitions of properties and other investments from other programs sponsored directly or indirectly by the Parent of our Sponsor, which may entitle affiliates of our Sponsor to real estate commissions and possibly subordinated incentive fees and distributions in connection with its services for the seller;

•	acquisitions of properties and other investments from third parties and loan originations to third parties, which entitle our Advisor to acquisition fees;

•
borrowings to acquire properties and other investments and to originate loans, which borrowings generate financing coordination fees and increase the acquisition fees and asset management subordinated participation interests payable to our Advisor assuming the triggers are satisfied;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds.
The fees our Advisor receives in connection with transactions involving the acquisition of assets are based initially on the purchase price of the investment, including the amount of any loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us, and our Advisor may have an incentive to incur a high level of leverage. In addition, because the fees are based on the purchase price of the investment, it may create an incentive for our Advisor to recommend that we purchase assets at higher prices. In addition, from time to time, subject to the approval of a majority of our independent directors, we may engage one or more entities under common control with the Parent of our Sponsor or our Advisor to provide services not provided under existing agreements that are outside of our ordinary course of operations which may create similar incentives.
Our Property Manager is an affiliate of our Advisor and therefore we may face conflicts of interest in determining whether to assign certain operating assets to our Property Manager or an unaffiliated property manager.
Our Property Manager is an affiliate of our Advisor. As we acquire each asset, our Advisor will assign such asset to a property manager in the ordinary course of business; however, because our Property Manager is affiliated with our Advisor, our Advisor faces certain conflicts of interest in making this decision because of the compensation that will be paid to our Property Manager.

Because other real estate programs sponsored directly or indirectly by the Parent of our Sponsor and offered through our Dealer Manager may conduct offerings concurrently with our offering, our Sponsor and our Dealer Manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
The Parent of our Sponsor is the sponsor of several other non-traded REITs for which affiliates of our Advisor are also advisors that are raising capital in ongoing public offerings of common stock. Our Dealer Manager, which is owned by an entity under common control with the Parent of our Sponsor, is the dealer manager or is named in the registration statement as the dealer manager in a number of ongoing public offerings by non-traded REITs, including some offerings sponsored directly or indirectly by the Parent of our Sponsor. In addition, our Sponsor may decide to Sponsor future programs that would seek to raise capital through public offerings conducted concurrently with our IPO.
As a result, our Sponsor and our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. There may be periods during which one or more programs sponsored directly or indirectly by the Parent of our Sponsor will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
We also will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to invest in real estate assets.
Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Sponsor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by our Advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in our Advisor, our Property Manager, our Dealer Manager or other sponsor-affiliated entities. These persons will face conflicts of interest in determining which sponsor-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the sponsor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a sponsor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The sponsor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders' detriment.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, our Property Manager and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Property Manager and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager, our Dealer Manager or other sponsor-affiliated entities.
Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the Parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor, our Dealer Manager and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

The management of multiple REITs by certain of the officers of our Advisor may significantly reduce the amount of time such officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored directly or indirectly by the Parent of our Sponsor and its advisors and their respective affiliates. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, selling our shares, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on the experience of the Parent of our Sponsor, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of our Advisor faces may delay our fundraising and the investment of our proceeds due to the competing time demands.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the Special Limited Partner to fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution will still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the Special Limited Partner or its assignees. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor is entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor may not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Avisor to recommend riskier or more speculative investments.
We compete for REIT investors with other programs of the Parent of our Sponsor, which could adversely affect the amount of capital we have to invest.
The Parent of our Sponsor, is currently the sponsor of several other public offerings of non-traded REIT shares most of which will be ongoing during a significant portion of our offering period. These programs all have effective registration statements for their offerings of common stock and intend to elect to be taxed as REITs or have elected to be taxed as a REIT. The offerings are occurring concurrently with our offering, and the Parent of our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for all of these other current offerings. We compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to invest in real estate investments.

There is no separate counsel for us, our Advisor and its affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders' investment.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent is responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority (“FINRA”); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent, or in connection with any other similar action, proceeding or litigation that may occur, could adversely affect this offering or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent (“AWC”) from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our Dealer Manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000.
To the extent any action would be taken against our Dealer Manager in connection with the above AWC, or in connection with any other similar action, proceeding or litigation that may occur, our Dealer Manager could be adversely affected.
Risks Related to Our IPO and Our Corporate Structure
We disclose FFO and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO and modified funds from operations are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use, and we intend to continue disclosing to investors, FFO and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock that may dilute our stockholders’ interests in us and containing terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us for a premium price, any of which could reduce the overall value of our stockholders' investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter permits our board of directors to issue up to 350.0 million shares of capital stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. In addition, our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or any of its affiliates, (4) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation, or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the operating partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Our stockholders may also experience dilution in the book value and fair value of their shares depending on the terms and pricing of any additional offerings and the value of our real estate investments.
In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, qualifications, limitations as to dividends or other distributions, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could (i) have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, and/or (ii) delay, defer or prevent a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of the approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor, any affiliate of our Advisor or any REIT formed and organized by our Sponsor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor, or any other REITs sponsored by affiliates of our Sponsor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the acquiror, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders have limited voting rights under our charter and Maryland law.
Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters: (a) election or removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) dissolution of us; and (d) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all matters other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	requirements to comply with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register ourselves or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register ourselves as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the "JOBS Act"). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB, (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor, its affiliates and entities under common control with our Advisor perform services for us in connection with the sale of shares in our IPO, the performance of transfer agency services, the selection and acquisition of our investments, the coordination of financing, the management and leasing of our properties, the administration of our other investments, as well as the performance of other administrative responsibilities for us including accounting services, transaction management services and investor relations. We pay them fees for these services, which could be substantial, and which may reduce the value of our stockholders' investment and reduces the amount of cash available for investment in assets or distribution to stockholders.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders' investment.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without their consent.
Our stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year.

Prior to the NAV pricing date, unless waived by our board of directors, our stockholders must have held their shares for at least one year in order to participate in our SRP. Further, subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share and (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These restrictions severely limit our stockholders' ability to sell their shares should they require liquidity, and limit our stockholders' ability to recover the value they invested or the fair market value of their shares.
After the NAV pricing date, stockholders may make daily requests that we repurchase all or a portion (but generally at least 25% of a stockholder’s shares) of their shares pursuant to our SRP and the repurchase price will vary quarterly and will be based on NAV. At such time, we will limit shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Accordingly, following the NAV pricing date, in order to provide liquidity for repurchases, we intend to maintain 5% of our NAV in excess of $1.0 billion in cash, cash equivalents and other short-term investments and certain types of real estate related assets that can be liquidated more readily than properties, or collectively, liquid assets. There can be no assurance, however, that we will maintain this level of liquid assets, and our stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets to repurchase them. Accordingly, there can be no assurance we will be able to satisfy all repurchase requests made after the NAV pricing date.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the value of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders' shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends or other distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings which may reduce the per share value of our common stock and reduce their interest in us.
Because we conduct all of our operations through the operating partnership, we depend on it and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the operating partnership and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We receive cash to pay distributions only from our operating partnership and its subsidiaries. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy our stockholders' claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
We compete with many other entities engaged in real estate investment activities particularly for properties located in New York City. The competition may significantly increase the price we pay and reduce the returns that we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. In addition:

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•
we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We rely on our Advisor to acquire properties on our behalf. Because the management personnel of our Advisor are also engaged in the process of acquiring properties for other entities formed and managed by affiliates of our Advisor, we could suffer delays in locating suitable investments or may miss out on opportunities. If our Advisor is unable to obtain further suitable investments, we will not be able to continue to increase our asset base.

Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives, we may acquire assets which we can reposition, redevelop or remarket to create value enhancement and capital appreciation opportunistically. Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed. As a result of our investment in these types of assets, we will face increased risks relating to changes in the New York City economy and increased competition for similar properties in this market, as well as increased risks that the economic trends and demand for office space and other real estate in this market will not persist and the value of our properties will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating income-producing hotel properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
We may purchase properties on an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
We will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We may reserve up to 0.1% of the gross proceeds from this our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
The value of a property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may be unable to renew leases or re-lease space as leases expire.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease.
In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. The resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.

Our properties may be subject to impairment charges.
We will periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to pay distributions.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing by one of our tenants or any guarantor of a tenant's lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. There is no assurance the tenant or its trustee would agree to assume the lease. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages and it is unlikely we would receive any payments from the tenant.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available to pay distributions.
If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re- characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board (the "IASB") conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The timing of the issuance of the final standards is uncertain. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders' investment.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders' investment. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or a diminished amount, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce operating cash flow and our ability to fund distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Our real properties are subject to real property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, lessees may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the future non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.
In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See “-Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.”

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our hotel properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders' investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.
Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.
We may from time to time make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of affiliates of our Sponsor in our existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes, should we choose to acquire them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions or to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.
Our Property Manager’s failure to integrate its subcontractors into its operations in an efficient manner could reduce the return on our stockholders' investment.
Our Property Manager may rely on multiple subcontractors for on-site property management of our properties. If our Property Manager is unable to integrate these subcontractors into its operations in an efficient manner, our Property Manager may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would adversely affect our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our Property Manager and its assignees from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
Our Property Manager’s failure to integrate their subcontractors into their operations in an efficient manner could reduce the return on our stockholders' investment.
Our Property Manager may rely on multiple subcontractors for on-site property management of our properties. If our Property Manager is unable to integrate these subcontractors into their operations in an efficient manner, our Property Manager may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.
Delays in acquisitions of properties may have an adverse effect on our stockholders' investment.
There may be a substantial period of time before the proceeds of our IPO are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders' returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.
Costs associated with complying with the Americans with Disabilities Act of 1990 may decrease cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation (the "FDIC"), only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth, which if significantly slower than expected could have a negative impact on the performance of our investment portfolio.
The U.S. economy is in the process of recovering from a severe global recession and real estate markets have also stabilized and begun to recover. Based on moderate economic growth in the future and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors. Nevertheless, this ongoing economic recovery remains fragile and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of our stockholders' investment.
Lodging Industry Risks
The hotel industry is very competitive and seasonal and has been affected by economic slowdowns, terrorist attacks and other world events.
The hotel industry is intensely competitive and seasonal in nature and has been affected by the current economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Since the hotel industry is intensely competitive, our Property Manager and our sub-property manager may be unable to compete successfully. Additionally, if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. In particular, as a result of terrorist attacks around the world and the effects of the economic recession, the lodging industry has experienced a significant decline in business caused by a reduction in both business and leisure travel. Our lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.
Since we do not intend to operate our lodging properties, our revenues depend on the ability of our Property Manager and our sub-property manager to compete successfully with other hotels. Some of our competitors may have substantially greater marketing and financial resources than we do. If our Property Manager or sub-property manager are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.
In addition, the seasonality of the hotel industry can be expected to cause quarterly fluctuations in our revenues and also may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.
Our profitability may be adversely affected by unstable market and business conditions and insufficient demand for lodging due to reduced business and leisure travel.
Our hotels will be subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances; and

•	adverse effects of international, national, regional and local economic and market conditions.
Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to make distributions to our stockholders.
As a REIT, we cannot directly operate our lodging properties, which could adversely affect our results of operations, financial condition and our cash flows, which could impact our ability to service debt and make distributions to our stockholders.
We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our Property Manager and any third-party sub-property manager that may be retained, to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, we must enter into management agreements with a third-party management company, which may include our Property Manager, or we must lease our lodging properties to third-party tenants on a triple net lease basis. We cannot and will not control any such third-party management company or tenants who operate and are responsible for maintenance and other day to day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our Property Manager and other third-party property managers to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that our affiliate continues to manage any lodging properties we acquire.
We will rely on our Property Manager and any third-party property manager that may be retained, to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, our Property Manager, and any third-party property manager that may be retained, should have policies and procedures in place which allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. When the operations of our lodging properties become a component of our consolidated financial statements, we will evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our Property Manager and any third-party property manager that may be retained, will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
If we replace our Property Manager or a tenant or terminate a third-party property manager that we hired in the future, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a third-party management company or tenants with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.

Our use of the taxable REIT subsidiary structure will increase our expenses.
A taxable REIT subsidiary structure will subject us to the risk of increased lodging operating expenses. The performance of our taxable REIT subsidiaries will be based on the operations of our lodging properties. Our operating risks will include not only changes in hotel revenues and changes to our taxable REIT subsidiaries’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.
Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
Failure to maintain franchise licenses could decrease our revenues.
The inability to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that such lodging properties are maintained in accordance with their standards. Failure to maintain our lodging properties in accordance with these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require usto make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
There are risks associated with employing hotel employees.
We will generally be subject to risks associated with the employment of hotel employees. Any lodging properties we acquire will be leased to one or more taxable REIT subsidiaries and be subject to management agreements with our Property Manager or a third-party property manager to operate the properties that we do not lease to a third party under a net lease. Hotel operating revenues and expenses for these properties will be included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our Property Manager or a third-party property manager will be responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. A third-party property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

The expanding use of internet travel websites by customers can adversely affect our profitability.
The increasing use of internet travel intermediaries by consumers may experience fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our Property Manager and any third-party property manager will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our Property Manager or any third-party property manager. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our Property Manager or any third-party property manager and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our Property Manager or a third-party property manager fails to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.
Risks Related to Real Estate-Related Investments
Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and the return on our stockholders' investment.
If we make or invest in mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related debt will be similarly affected by real estate market conditions.
If we make or invest in mortgage, mezzanine, bridge or other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders' investment would be subject to fluctuations in interest rates.
If we make or invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate-related loans, our returns on those loans and the value of our stockholders' investment will be subject to fluctuations in interest rates.
We have not established investment criteria requiring a minimum credit quality of borrowers.
We have not established investment criteria requiring a minimum credit quality of borrowers of uninsured mortgage assets acquired or originated by us. As a result, the underlying borrowers of our uninsured mortgage assets may have low credit quality. We may experience losses due to such low credit quality.
Mortgage investments that are not United States government insured and non-investment-grade mortgage assets involve risk of loss.
We may originate and acquire uninsured and non-investment-grade mortgage loans and mortgage assets, including mezzanine loans, as part of our investment strategy. While holding these interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing the mortgage loans could exceed the return on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, the value of our stockholders’ investments may be adversely affected.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.
Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. For investments that we acquire but do not originate, we may be unable to secure protection from prepayment in the form of prepayment lock out periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain investments.
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described in this Form 10-K relating to general economic conditions and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.
Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.
We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

We may invest in CMBS, which may increase our exposure to credit and interest rate risk.
We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. While we may invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association or U.S. government sponsored enterprises, such as the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation, there is no guarantee that such will be available or continue to be guaranteed by the U.S. government. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to numerous risks including delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
In addition, the value of mortgage loan investments is impacted by changes in the value of underlying collateral (if any), interest rates, volatility and prepayment rates, among other things. For example:

•	interest rate increases will reduce the amount of payments leaving us with a debt security generating less than market yields and reducing the value of our real estate debt;

•	prepayment rates may increase if interest rates decline causing us to reinvest the proceeds in potentially lower yielding investments;

•	decreases in the collateral for a non-recourse mortgage loan will likely reduce the value of the investment even if the borrower is current on payments;

•
mezzanine loans investments may be even more volatile because, among other things, the senior lender may be able to exercise remedies that protect the senior lenders but that result in us losing our investment.

Our investments in real estate related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
We may make equity investments in other REITs and other real estate companies. If we make such investments, we will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value.
We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our IPO, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Form 10-K.

Real estate-related common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate-related common equity securities are subject to risks of: (1) limited liquidity in the secondary trading market; (2) substantial market price volatility resulting from changes in prevailing interest rates; (3) subordination to the prior claims of banks and other senior lenders to the issuer; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related common equity securities and the ability of the issuers thereof to make distribution payments.
Risks Associated with Debt Financing
We may incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders' investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our borrowings to 40.0% - 50.0% of the aggregate fair market value of our assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of the primary offering and does not apply to individual real estate assets or investments. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.

Volatility or disruption in debt markets could have a material adverse impact on our earnings and financial condition.
Volatility or disruption in debt markets could result in lenders increasing the cost for debt financing. If our overall cost of borrowings increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If debt markets experience volatility or disruptions, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. However, there have been discussions surrounding a “tapering” of quantitative easing, which could increase long-term interest rates and the cost of borrowing. This may result in future acquisitions by us generating lower overall economic returns and potentially reducing future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business. Such actions could materially and adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, collateralized debt obligations and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace our Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investments.
We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Gross Income Test or 95% Gross Income Test.
Interest-only and adjustable rate indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.
Finally, if the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders' investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our “qualified lodging facilities” through one or more taxable REIT subsidiaries that leases such properties from us. We may use our taxable REIT subsidiaries generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we would likely fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would likely fail to qualify as a REIT.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders' investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified lodging facilities” are not properly leased to a taxable REIT subsidiary or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to our taxable REIT subsidiaries. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A taxable REIT subsidiary that leases lodging facilities from us will not be treated as a “related party tenant” with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”
Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders' anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).
Initially, the per share price for our common stock pursuant to our DRIP will be $23.75, which is 95.0% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). After the NAV pricing date, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV on the date that the distribution is payable, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflect the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted (prospectively or retroactively) by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of “U.S. real property interests” ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded, as defined by applicable Treasury regulations” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded” on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisors to determine the tax consequences applicable to them if they are non-U.S. stockholders.
Potential characterization of distributions or gain on sale may be treated as UBTI to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Code.

Retirement Plan Risks
If the fiduciary of an employee pension benefit plan subject to the Employee Retirement Income Security Act ("ERISA") (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce an unacceptable amount of UBTI for the plan or IRA;

•	the value of the assets of the plan can be established annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of our IPO until the NAV pricing date, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.
This estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of their shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a non-exempt prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
Prospective investors with investment discretion over the assets of an IRA, employee benefit plan or other retirement plan or arrangement that is covered by ERISA or Section 4975 of the Code should carefully review the information in the section of our prospectus entitled “Investment by Tax Exempt Entities and ERISA Considerations.” Any such prospective investors are required to consult their own legal and tax advisors on these matters.
If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If our stockholders establish an IRA or other retirement plan through which they invest in our shares, federal law may require those stockholders to withdraw required minimum distributions ("RMDs") from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, our stockholders may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if our stockholders are able to have their shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long those stockholders have held their shares. If a stockholder fails to withdraw RMDs from his or her IRA or other retirement plan, that stockholder may be subject to certain tax penalties.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	5.8	$7,250
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	9.3	76,000
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	22.8	9,000
570 Seventh Avenue	Nov. 2014	1	166,639	56.0%	3.1	162,291
		4	299,191	75.5%	7.3	$254,541
_______________________________

(1)	Remaining lease term in years as of December 31, 2014, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, net of purchase price adjustments and excluding acquisition-related costs.
Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2014. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$7,865
2016	7,653
2017	7,171
2018	6,723
2019	6,613
2020	6,261
2021	5,380
2022	4,275
2023	4,357
2024	3,049
Thereafter	9,248
Total	$68,595

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income(1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In Thousands)
2015	5	$990	10.4%	19,939	8.8%
2016	2	235	2.5%	5,426	2.4%
2017	4	437	4.6%	10,599	4.7%
2018	3	649	6.8%	14,143	6.3%
2019	—	—	—%	—	—%
2020	5	1,193	12.5%	26,454	11.7%
2021	4	1,642	17.2%	45,576	20.2%
2022	—	—	—%	—	—%
2023	—	—	—%	—	—%
2024	1	2,476	26.0%	29,321	13.0%
Total	24	$7,622	80.0%	151,458	67.1%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
The following table lists tenants whose rented square footage is greater than 10% of the total portfolio rented square footage as of December 31, 2014:

Tenant	Rented Square Feet	Rented Square Feet as a Percentage of Total Portfolio	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In Thousands)
200 Riverside Parking LLC	61,475	27.2%	Sept. 2037	22.8	None	$594
Cornell University	29,321	13.0%	Jun. 2024	9.5	3 - 5 year options	2,476
Quik Park East 67th Street LLC	26,009	11.5%	Nov. 2021	6.9	2 - 5 year options	854
________________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized rental income as of December 31, 2014 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties
The rentable square feet or annualized rental income of the properties located at 570 Seventh Avenue, 400 East 67th Street and 200 Riverside Boulevard represent a significant portion of our total portfolio. The tenant concentrations of the properties located at 570 Seventh Avenue, 400 East 67th Street and 200 Riverside Boulevard are summarized below:
570 Seventh Avenue
The following table lists the tenant in 570 Seventh Avenue whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis of 570 Seventh Avenue as of December 31, 2014:

Tenant	Rented Square Feet	Rented Square Feet as a Percentage of 570 Seventh Avenue	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In Thousands)
NY Loves Us, Inc.	5,023	3.0%	Jan. 2015	0.01	None	$624
________________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized rental income as of December 31, 2014 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
400 East 67th Street
The following table lists tenants in 400 East 67th Street whose rented square footage is greater than 10% of the total rentable square footage of 400 East 67th Street as of December 31, 2014:

Tenant	Rented Square Feet	Rented Square Feet as a Percentage of 400 E. 67th Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In Thousands)
Cornell University	29,321	49.9%	Jun. 2024	9.5	3 - 5 year options	$2,476
Quik Park East 67th Street LLC	26,009	44.3%	Nov. 2021	6.9	2 - 5 year options	854
________________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized rental income as of December 31, 2014 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
200 Riverside Boulevard
The following table lists the tenant in 200 Riverside Boulevard whose rented square footage is greater than 10% of the total rentable square footage of 200 Riverside Boulevard as of December 31, 2014:

Tenant	Rented Square Feet	Rented Square Feet as a Percentage of 200 Riverside Boulevard	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In Thousands)
200 Riverside Parking LLC	61,475	100.0%	Sept. 2037	22.8	None	$594
________________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized rental income as of December 31, 2014 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Item 3. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No established public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.  Pursuant to our IPO, we are selling shares of our common stock to the public at a price of $25.00 per share and at $23.75 per share pursuant to our DRIP.
In order for FINRA members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.
Holders
As of March 15, 2015, we had 23,988,980 shares of common stock outstanding held by a total of 10,964 stockholders of record.
Distributions
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. From a tax perspective, 100% of distributions, or $0.84 per share, for the period from June 13, 2014 to December 31, 2014 represented a return of capital.
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period at a rate equal to $0.0041438356 per day, which is equivalent to $1.5125, based on a 365-day year. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table reflects distributions paid in cash and through the DRIP to common stockholders, excluding distributions related to Class B units, which are expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss since June 13, 2014, the date on which distributions began to accrue:

(In thousands)	Distributions Paid in Cash	Distributions Reinvested Through the DRIP	Total Distributions Paid	Total Distributions Declared
2014:
1st Quarter 2014	$—	$—	$—	$—
2nd Quarter 2014	—	—	—	186
3rd Quarter 2014	735	1,283	2,018	3,347
4th Quarter 2014	2,585	3,243	5,828	6,855
Total 2014	$3,320	$4,526	$7,846	$10,388
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor and Property Manager agreed to waive certain fees and reimbursements including property management fees. We pay our Property Manager a property management fee of up to 4% per annum of the gross revenues of properties managed. The Property Manager elected to waive $0.1 million of property management fees for the year ended December 31, 2014. There were no property management fees incurred or waived for the period from December 19, 2013 (date of inception) to December 31, 2013. The Advisor and Property Manager will determine if a portion of fees and reimbursements will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us. Because the Property Manager waived certain cash fees that we owed, cash flow from operations that would have been paid to the Property Manager was available to pay distributions to our stockholders.
For the year ended December 31, 2014, none of our distributions were covered by cash flows from operations. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See "Item 1A. Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return."
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors vests over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards are forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us, unless accelerated vesting is approved by the board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, there were 3,999 unvested restricted shares issued to independent directors under the RSP at $22.50 per share.

Recent Sales of Unregistered Securities
On January 2, 2014, we sold 8,888 shares of our common stock to the Special Limited Partner under Rule 506 of Regulation D of the Securities Act at a price of $22.50 per share for aggregate gross proceeds of $0.2 million, which was used to fund third-party offering costs. The Special Limited Partner did not pay any commissions related to the purchase of these shares. On November 25, 2014, the Advisor contributed $2,020 to the OP in exchange for 90 OP units at $22.50 per share, which represents a nominal percentage of the aggregate OP ownership. The Advisor did not pay any commissions related to the purchase of these OP units.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135), which became effective on April 24, 2014. The Registration Statement also covers 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of December 31, 2014, we have issued 20.6 million shares of our common stock, including unvested restricted shares and shares issued pursuant to our DRIP, and received $509.9 million of offering proceeds, inclusive of proceeds from our DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Year Ended
(In thousands)	December 31, 2014
Selling commissions and dealer manager fees	$46,997
Other offering costs	8,628
Total offering costs	$55,625
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Year Ended
(In thousands)	December 31, 2014
Total commissions paid to the Dealer Manager	$46,997
Less:
Commissions to participating brokers	(31,920)
Reallowance to participating broker dealers	(5,685)
Net to the Dealer Manager	$9,392
As of December 31, 2014, we have incurred $55.6 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $454.3 million at December 31, 2014.
As of December 31, 2014, cumulative offering costs included $47.0 million of selling commissions and dealer manager fees and $6.7 million of offering costs reimbursements incurred from the Advisor and Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. However, during the IPO, the Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we have used the net proceeds from our IPO to purchase four properties with an aggregate purchase price of $254.5 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of the Company and stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted the SRP that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given quarter up to the amount of proceeds we receive from our DRIP in that same quarter.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee, and all subsequent holders of the shares, is not eligible to participate in the SRP. We will repurchase shares prior to the last business day in the month subsequent to each quarter-end (and in all events on a date other than a dividend payment date). Prior to our calculation of NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	the lower of $23.13 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year; and

•	the lower of $23.75 or 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years.
Prior to our calculating NAV, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Once we begin calculating NAV, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the IPO, or if not engaged in the IPO, the per share purchase price will be based on the greater of $25.00 and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
We did not repurchase any of our securities nor did we receive any repurchase requests during the year ended December 31, 2014.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from December 19, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2014	2013
Total real estate investments, at cost	$270,083	$—
Total assets	458,565	35
Total liabilities	21,159	35
Total equity	437,406	—

	Year Ended	For the Period from December 19, 2013 (date of inception) to
Operating data (In thousands, except share and per share data)	December 31, 2014	December 31, 2013
Total revenues	$2,851	$—
Total operating expenses	9,386	—
Operating loss	(6,535)	—
Total other income	16	—
Net loss	$(6,519)	$—
Other data:
Cash flows used in operations	$(4,965)	$—
Cash flows used in investing activities	(256,567)	—
Cash flows provided by financing activities	445,873	—
Per share data:
Basic and diluted net loss per common share	$(1.44)	$—
Distributions declared per common share	$0.84	$—
Basic and diluted weighted-average number of common shares outstanding	4,530,066	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and intend to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. On April 24, 2014, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock equal to $23.75 per share, which is equal to 95% of the offering price in the IPO.

On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of December 31, 2014, we had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our DRIP, and had received total gross proceeds from the IPO of $509.9 million. Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share purchase price for shares in the IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by New York Recovery Advisors, LLC (our "Advisor"), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO. We reserve the right to reallocate shares covered in the Registration Statement between the primary offering and the DRIP. On February 6, 2015, our board of directors approved the reallocation of 10.0 million shares from the DRIP to our primary offering. We expect to achieve our target offering proceeds and close our IPO by May 31, 2015.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of December 31, 2014, we owned four properties consisting of 299,191 rentable square feet, which were 75.5% leased, with a weighted average remaining lease term of 7.3 years.
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the "OP"). We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. The Advisor is our affiliated external advisor, which we have retained to manage our affairs on a day-to-day basis. New York City Properties, LLC (the "Property Manager") has been retained to serve as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC (the "Parent of our Sponsor"), as a result of which they are related parties, and each of which have received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, New York City Special Limited Partnership, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO.

Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
We will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If we own certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss.
Investments in Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, and fixtures. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above-market or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease. The fair value of other intangible assets, such as real estate tax abatements and signage rights, are recorded based on the present value of the expected benefit and amortized over the expected useful life including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, if applicable, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, if applicable, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss at the lesser of carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has had or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
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

In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt and management's plans that are intended to mitigate the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships) and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. We had no net income (loss) for the period from December 19, 2013 (date of inception) to December 31, 2013.
Year Ended December 31, 2014
Rental Income
Rental income for the year ended December 31, 2014 was $2.7 million. As of December 31, 2014, we owned four properties, which were 75.5% leased and had a weighted-average remaining lease term of 7.3 years.
Operating Expense Reimbursements
Operating expense reimbursements for the year ended December 31, 2014 was $0.2 million. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties.
Property Operating Expenses
Property operating expenses of $0.7 million for the year ended December 31, 2014 related to the costs of maintaining our four properties including real estate taxes, condominium fees, utilities, maintenance, repairs and property insurance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $6.1 million for the year ended December 31, 2014 related to our acquisition of four properties.
General and Administrative Expenses
General and administrative expenses of $0.5 million for the year ended December 31, 2014 primarily included professional fees, insurance and board member compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses of $2.0 million for the year ended December 31, 2014 related to our acquisition of four properties. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Income from Investment Securities
Income from investment securities of approximately $14,000 for the year ended December 31, 2014 related to dividends earned relating to our $0.5 million investment in equity securities.

Other Income
Other income of approximately $2,000 related to interest income on escrow deposits related to our property acquisitions.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash used in operating activities was $5.0 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2014 included $6.1 million of acquisition and transaction costs. Cash flows used in operating activities included a net loss adjusted for non-cash items of $4.6 million (net loss of $6.5 million adjusted for non-cash items consisting of depreciation and amortization of tangible and intangible real estate assets and share based compensation of $1.9 million) and an increase in prepaid expenses and other assets of $1.6 million related to prepaid insurance and real estate taxes as well as accounts receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.0 million, primarily related to accrued property operating costs and an increase in deferred rent and other liabilities of $0.2 million.
The net cash used in investing activities during the year ended December 31, 2014 of $256.6 million primarily related to the acquisition of four properties for $256.0 million, consisting of an aggregate purchase price of $254.5 million and amounts deposited in escrow of $2.1 million, net of assumed liabilities of $0.6 million. The amounts deposited in escrow will be released to us in accordance with an escrow agreement. Cash used in investing activities also included $0.5 million in purchases of investment securities and capital expenditures of $0.1 million.
Net cash provided by financing activities of $445.9 million during the year ended December 31, 2014 consisted of proceeds, net of receivables, from the issuance of common stock of $503.4 million, partially offset by payments of offering costs of $54.2 million and distributions to stockholders of $3.3 million.
Liquidity and Capital Resources
As of December 31, 2014, we had cash of $184.3 million. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to fund future property acquisitions. As of December 31, 2014, we had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $509.9 million. We acquired our first property and commenced real estate operations in June 2014.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt proceeds, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from secured mortgage financings. Management expects that in the future, as our portfolio matures, cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2014, we had not obtained any debt financing.

We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1 billion. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using proceeds secured from our DRIP in any given quarter. As of December 31, 2014, no shares of common stock have been repurchased or requested to be repurchased.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
123 William Street
On March 27, 2015, we, through a wholly owned subsidiary of our OP, completed the acquisition of the fee simple interest in an institutional quality office building (the "Property") located at 123 William Street in Downtown Manhattan.
The contract purchase price of the Property was $253.0 million, exclusive of closing costs. We funded the purchase price with proceeds from our IPO as well as a mortgage note payable.
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying or book value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition and transaction-related fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition and transaction-related fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, fair value adjustments of derivative financial instruments, amortization of above and below market leases, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition and transaction-related activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an ongoing offering such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering phase and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net loss (in accordance with GAAP)	$(16)	$(214)	$(2,235)	$(4,054)	$(6,519)
Depreciation and amortization	—	43	467	1,505	2,015
FFO	(16)	(171)	(1,768)	(2,549)	(4,504)
Acquisition and transaction-related fees and expenses	—	142	2,047	3,959	6,148
Amortization of above or accretion of below-market lease liabilities, net	—	(13)	(37)	(84)	(134)
Straight-line rent	—	—	(31)	(161)	(192)
MFFO	$(16)	$(42)	$211	$1,165	$1,318
Distributions
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period at a rate equal to $0.0041438356 per day, which is equivalent to $1.5125, based on a 365-day year. The distributions began to accrue to record holders on June 13, 2014, which date represents the closing of our initial property acquisition, and were first paid in July 2014. Distributions to record holders are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2014, distributions paid to common stockholders totaled $7.8 million, inclusive of $4.5 million of distributions reinvested through the DRIP. During the year ended December 31, 2014, cash used to pay our distributions was generated from proceeds from the IPO and proceeds from the IPO which were reinvested in common stock issued under our DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		December 31, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions paid in cash	$—		$—		$735		$2,583		$3,318
Distributions reinvested	—		—		1,283		3,243		4,526
Distributions on unvested restricted shares	—		—		—		2		2
Total distributions	$—		$—		$2,018		$5,828		$7,846
Source of distribution coverage:
Cash flows provided by operations(2)	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Common stock issued under the DRIP / offering proceeds	—	—%	—	—%	1,283	63.6%	3,243	55.6%	4,526	57.7%
Proceeds from issuance of common stock	—	—%	—	—%	735	36.4%	2,585	44.4%	3,320	42.3%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$—	—%	$—	—%	$2,018	100.0%	$5,828	100.0%	$7,846	100.0%
Cash flows provided by (used in) operations (GAAP basis)(1)	$—		$(445)		$(931)		$(3,589)		$(4,965)
Net loss (in accordance with GAAP)	$(16)		$(214)		$(2,235)		$(4,054)		$(6,519)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Cash flows used in operations for the year ended December 31, 2014 includes cash-related acquisition and transaction related expenses of $6.1 million.

The following table compares cumulative distributions paid to cumulative net loss, cumulative cash flows used in operations and cumulative FFO (in accordance with GAAP) for the period from December 19, 2013 (date of inception) through December 31, 2014:

For the Period
from December 19, 2013
(date of inception) to
(in thousands)	December 31, 2014
Distributions paid:
Common stockholders in cash	$3,318
Common stockholders pursuant to DRIP/offering proceeds	4,526
Unvested restricted shares	2
Total distributions paid	$7,846

Reconciliation of net loss:
Revenues	$2,851
Acquisition and transaction-related	(6,148)
Depreciation and amortization	(2,015)
Other operating expenses	(1,223)
Other non-operating income	16
Net loss (in accordance with GAAP)(1)	$(6,519)

Cash flows used in operations	$(4,965)

FFO	$(4,504)
_______________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.
Contractual Obligations
We did not have any contractual obligations as of December 31, 2014.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the offer price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $18.75. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2014 was $25.00.
Our offering price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount that stockholders would receive per share if we were to liquidate at this time.

Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 8 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2014, we do not have any debt, but anticipate incurring debt in the future. Our interest rate risk management objectives with respect to our debt will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any material foreign operations and we do not expect to be exposed to material foreign currency fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
The rules of the SEC do not require, and this Annual Report does not include, a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting.
During the fourth quarter of our fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, attention Chief Financial Officer.
The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2014 (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-25 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (2)	Exclusive Dealer Manager Agreement, dated as of April 24, 2014, among American Realty Capital New York City REIT, Inc., New York City Advisors, LLC and Realty Capital Securities, LLC
1.2 (3)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (8)	Bylaws of American Realty Capital New York City REIT, Inc.
4.1 (2)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
10.1 (2)	Amended and Restated Subscription Escrow Agreement, dated as of May 5, 2014, among Realty Capital Securities, LLC, American Realty Capital New York City REIT, Inc. and UMB Bank, N.A.
10.2 (2)	Advisory Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.3 (2)
Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.4 (4)	Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.5 (5)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.6 (2)	Purchase and Sale Agreement, dated June 4, 2014, by and among American Realty Capital New York City REIT, Inc., Sagamore 54th St. Investments LLC and Sagamore Arizona LLC
10.7 (2)	Purchase and Sale Agreement, dated August 7, 2014, by and between 200 Riverside Parking LLC and ARC NYC200RIVER01, LLC
10.8 (2)	Purchase and Sale Agreement, dated August 8, 2014, by and between USPF IV Laurel Retail Owner, L.P. and ARC NYC400E67, LLC
10.9 (6)	Agreement of Purchase and Sale, dated October 11, 2014, by and between 570 7th Avenue Property Owner, L.L.C. and ARC NYC570Seventh, LLC.
10.10 (7)	Indemnification Agreement, dated as of December 31, 2014
10.11 *	Purchase and Sale Agreement, dated January 27, 2015, by and between EEGO 123 William Owner, LLC and ARC NYC123WILLIAM, LLC
14 (2)	American Realty Capital New York City REIT, Inc. Code of Business Conduct and Ethics
16.1 (9)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1*	List of Subsidiaries of American Realty Capital New York City REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 filed with the SEC on February 26, 2014.

(4)	Filed as an exhibit to the Company's Form 8-A filed with the SEC on March 4, 2015

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on March 31, 2014.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014.

(7)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 6, 2015

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 submitted confidentially to the SEC on January 15, 2014.

(9)	Filed as an exhibit to the Company's Post-Effective Amendment No. 5 to Form S-11 filed with the SEC on January 29, 2015.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ MICHAEL A. HAPPEL
MICHAEL A. HAPPEL
CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael A. Happel	Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 31, 2015
Michael A. Happel

/s/ Gregory W. Sullivan	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Gregory W. Sullivan

/s/ William M. Kahane	Executive Chairman of the Board of Directors	March 31, 2015
William M. Kahane

/s/ Elizabeth K. Tuppeny	Independent Director	March 31, 2015
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	March 31, 2015
Abby M. Wenzel

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2014 and for the period from December 19, 2013 (date of inception) to December 31, 2013	F-4

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2014 and for the period from December 19, 2013 (date of inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and for the period from December 19, 2013 (date of inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital New York City REIT, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital New York City REIT, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2014 and the period from December 19, 2013 (date of inception) through December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital New York City REIT, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and the period from December 19, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 31, 2015

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$83,316	$—
Building, fixtures and improvements	139,489	—
Acquired intangible assets	47,278	—
Total real estate investments, at cost	270,083	—
Less accumulated depreciation and amortization	(1,970)	—
Total real estate investments, net	268,113	—
Cash and cash equivalents	184,341	—
Investment securities, at fair value	490	—
Receivables for sale of common stock	2,003	—
Prepaid expenses and other assets	3,618	—
Deferred costs, net	—	35
Total assets	$458,565	$35

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $1,109 and $0 at December 31, 2014 and 2013, respectively)	$3,025	$35
Below-market lease liabilities, net	15,367	—
Deferred revenue	225	—
Distributions payable	2,542	—
Total liabilities	21,159	35

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 20,569,012 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of December 31, 2013	206	—
Additional paid-in capital	454,131	—
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(16,907)	—
Total stockholders' equity	437,406	—
Total liabilities and stockholders' equity	$458,565	$35

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

		Period from
		December 19, 2013
	Year Ended	(date of inception) to
	December 31, 2014	December 31, 2013
Revenues:
Rental income	$2,661	$—
Operating expense reimbursements	190	—
Total revenues	2,851	—

Operating expenses:
Property operating	688	—
Acquisition and transaction related	6,148	—
General and administrative	535	—
Depreciation and amortization	2,015	—
Total operating expenses	9,386	—
Operating loss	(6,535)	—
Other income:
Income from investment securities	14	—
Other income	2	—
Total other income	16	—
Net loss	$(6,519)	$—

Other comprehensive loss:
Unrealized loss on investment securities	(24)	—
Comprehensive loss	$(6,543)	$—

Basic and diluted weighted average shares outstanding	4,530,066	—
Basic and diluted net loss per share	$(1.44)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 19, 2013 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance, December 31, 2013	—	—	—	—	—	—
Issuance of common stock	20,374,429	204	505,219	—	—	505,423
Common stock offering costs, commissions and dealer manager fees	—	—	(55,625)	—	—	(55,625)
Common stock issued through distribution reinvestment plan	190,584	2	4,524	—	—	4,526
Share-based compensation	3,999	—	13	—	—	13
Distributions declared	—	—	—	—	(10,388)	(10,388)
Unrealized loss on investment securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(6,519)	(6,519)
Balance, December 31, 2014	20,569,012	$206	$454,131	$(24)	$(16,907)	$437,406

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Period from
		December 19, 2013
	Year Ended	(date of inception) to
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(6,519)	$—
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	843	—
Amortization of intangibles	1,172	—
Amortization (accretion) of market lease assets (liabilities), net	(134)	—
Share-based compensation	13	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,550)	—
Accounts payable, accrued expenses and other liabilities	985	—
Deferred revenue	225	—
Net cash used in operating activities	(4,965)	—
Cash flows from investing activities:
Investments in real estate	(255,967)	—
Purchase of investment securities	(514)	—
Capital expenditures	(86)	—
Net cash used in investing activities	(256,567)	—
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	(54,227)	—
Proceeds from issuance of common stock	503,420	—
Distributions paid	(3,320)	—
Net cash provided by financing activities	445,873	—
Net change in cash and cash equivalents	184,341	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$184,341	$—

Supplemental information:
Receivables for sale of common stock	$2,003	$—
Accrued offering costs	1,363	—
Reclassification of deferred offering costs to equity	35	—
Liabilities assumed in real estate transactions	642	—
Common stock issued through distribution reinvestment plan	4,526	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (the “Company”) was incorporated on December 19, 2013 as a Maryland corporation and intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. As of December 31, 2014, the Company had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $509.9 million, inclusive of $4.5 million from the DRIP. Until the net asset value ("NAV") pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by New York City Advisors, LLC (the "Advisor"), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date the Company broke escrow in the IPO. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of December 31, 2014, the Company owned four properties consisting of 299,191 rentable square feet, which were 75.5% leased, with a weighted average remaining lease term of 7.3 years.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of American Realty Capital III, LLC ("the Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of December 31, 2014 or 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and fair value measurements, as applicable.
Organizational Costs
Organizational costs include accounting, legal and regulatory fees incurred related to the formation of the Company. Organizational costs are expensed as incurred.
Investments in Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, and fixtures. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above-market or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases. The fair value of other intangible assets, such as real estate tax abatements and signage rights, are recorded based on the present value of the expected benefit and amortized over the expected useful life.
In allocating the fair value to assumed mortgages, if applicable, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, if applicable, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss at the lesser of carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has had or will have a major effect on the Company's operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2014 or 2013.
Intangible assets and acquired lease liabilities consist of the following as of December 31, 2014. The Company had no intangible assets and liabilities as of December 31, 2013.

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Intangible assets:
In-place leases	$11,920	$721	$11,199
Other intangibles	31,447	270	31,177
Above-market leases	3,911	136	3,775
Acquired intangible assets	$47,278	$1,127	$46,151
Intangible liabilities:
Below-market lease liabilities	$15,637	$270	$15,367
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of the Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

The following table provides the weighted-average remaining amortization and accretion periods as of December 31, 2014, for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(Dollar amounts in thousands)	Weighted-Average Remaining Amortization Period	2015	2016	2017	2018	2019
In-place leases	7.2	$2,442	$2,067	$1,512	$1,242	$1,066
Other intangibles	36.5	1,165	1,165	1,165	1,165	1,165
Total to be included in depreciation and amortization		$3,607	$3,232	$2,677	$2,407	$2,231

Above-market lease assets	9.4	$(404)	$(404)	$(404)	$(402)	$(400)
Below-market lease liabilities	18.0	1,275	1,267	1,176	1,098	1,037
Total to be included in rental income		$871	$863	$772	$696	$637
For the year ended December 31, 2014, amortization of in-place leases and other intangibles of $1.2 million is included in depreciation and amortization on the consolidated statements of operations and comprehensive loss. No amortization was recognized for the period from December 19, 2013 (date of inception) to December 31, 2013. For the year ended December 31, 2014, net amortization and accretion of above- and below-market lease intangibles of $0.1 million is included in rental income on the consolidated statements of operations and comprehensive loss. No amortization or accretion was recognized for the period from December 19, 2013 (date of inception) to December 31, 2013.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges for the year ended December 31, 2014 or for the period from December 19, 2013 (date of inception) to December 31, 2013.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2014, the Company had deposits of $184.3 million, of which $184.1 million was in excess of the amount insured by the FDIC. The Company had no cash and cash equivalents as of December 31, 2013. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Investments in Securities
The Company classifies its investments in debt or equity securities into one of three classes: held-to-maturity, available-for-sale or trading, as applicable.  Investments in debt securities that the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost.  Debt and equity securities that are bought and held principally for the purposes of selling them in the near future are classified as trading securities.  Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are reported at fair value, with unrealized holding gains and losses reported as a component of equity within accumulated other comprehensive income or loss. Gains or losses on securities sold are based on the specific identification method.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis.  The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.  The Company did not recognize any other-than-temporary impairment charges for the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
Deferred Costs
Deferred costs may consist of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred, are deferred and amortized over the term of the lease.
As of December 31, 2014, the Company had no deferred costs. As of December 31, 2013, the Company had approximately $35,000 in deferred costs, which were comprised entirely of offering costs and reclassified to stockholders' equity upon commencement of the IPO.
Share Repurchase Program
The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their shares, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.
Prior to the time that the Company's shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; and, after two years from the purchase date —the lower of $23.75 or 95.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Once the Company begins to calculate its NAV, the price per share that the Company will pay to repurchase the Company's shares on any business day will be the Company's NAV per share of common stock for the quarter, calculated after the close of business on the first business day of each quarter. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because the Company's NAV per share will be calculated quarterly, the redemption price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
Until the Company begins to calculate its NAV, the Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014, no shares had been repurchased or requested to be repurchased.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. As of December 31, 2014, there were 190,584 shares issued under the DRIP.
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's consolidated statements of operations and comprehensive loss.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
The Company may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets, which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If the Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs will include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO (See Note 8 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards are included in general and administrative expenses and are recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 10 — Share-Based Compensation).

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2014. In order to qualify and continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. Because the election of REIT status is reasonably expected, income tax expense has been determined assuming the Company is a REIT.
Per Share Data
The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as OP units, Class B units and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 11 - Net Loss Per Share for a discussion of the common share equivalents which have been excluded from the calculation of diluted net loss per share as their impact would have been antidilutive.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which will comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company's investments in real estate on an individual property level.
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
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt and management's plans that are intended to mitigate the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance had no material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships) and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
On June 13, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of a commercial condominium unit located at 421 West 54th Street in the Midtown West neighborhood of Manhattan (the "Hit Factory"). The sellers of the Hit Factory were Sagamore 54th St. Investments LLC and Sagamore Arizona LLC, as tenants in common, which had no preexisting relationship with the Company. The purchase price of the Hit Factory was $7.3 million, exclusive of closing costs and net of any purchase price adjustments, and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of the Hit Factory as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
On September 5, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of three commercial condominium units located at 400 East 67th Street (the "Laurel Condominium") in the Upper East Side neighborhood of Manhattan. The seller of the Laurel Condominium was USPF IV Laurel Retail Owner, L.P., which had no preexisting relationship with the Company. The purchase price for the Laurel Condominium was $76.0 million, exclusive of closing costs and net of any purchase price adjustments, and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of the Laurel Condominium as a business combination and incurred acquisition related costs of $1.8 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
On September 24, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in a commercial garage unit located at 200 Riverside Boulevard ("200 Riverside Boulevard") in the Upper West Side neighborhood of Manhattan. The seller of 200 Riverside Boulevard was 200 Riverside Parking, LLC, which had no preexisting relationship with the Company. The purchase price of 200 Riverside Boulevard was $9.0 million, exclusive of closing costs and net of any purchase price adjustments, and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of 200 Riverside Boulevard as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
On November 5, 2014, the Company, through a wholly owned subsidiary of the OP, completed its acquisition of the fee simple interest in an institutional-quality office building located at 570 Seventh Avenue ("570 Seventh Avenue") in Times Square, Manhattan. The seller of the property was 570 7th Avenue Property Owner, L.L.C., which had no preexisting relationship with the Company. The purchase price of 570 Seventh Avenue was $162.3 million, exclusive of closing costs and net of any purchase price adjustments, and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of 570 Seventh Avenue as a business combination. The Company incurred acquisition related costs of $3.9 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

The following table presents the allocation of real estate assets acquired during the year ended December 31, 2014. No real estate assets were acquired during the period from December 19, 2013 (date of inception) to December 31, 2013.

Year Ended
(Dollar amounts in thousands)	December 31, 2014
Real estate investments, at cost:
Land	$83,316
Buildings, fixtures and improvements	139,403
Total tangible assets	222,719
Acquired intangibles:
In-place leases	12,102
Above-market lease assets	3,911
Other intangibles	31,446
Below-market lease liabilities	(15,637)
Total assets acquired, net	254,541
Funds deposited in escrow	2,068
Other liabilities assumed	(642)
Cash paid for acquired real estate investment	$255,967
Number of properties purchased	4
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014 had been consummated on December 19, 2013 (date of inception). Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $6.1 million from the year ended December 31, 2014 to the period from December 19, 2013 (date of inception) to December 31, 2013.

		Period from
		December 19, 2013
	Year Ended	(date of inception) to
(In thousands, except per share data)	December 31, 2014	December 31, 2013
Pro forma revenues (1)	$11,203	$399
Pro forma net loss (1)	$(2,746)	$(6,227)
Basic and diluted pro forma net loss per share (2)	$(0.61)	N/A

(1)
For the the year ended December 31, 2014, aggregate revenues and net income derived from the Company's acquisitions (for the Company's period of ownership) were $2.9 million and $0.1 million, respectively.

(2)	The Company did not have any shares outstanding as of December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

On March 27, 2015, the Company completed its acquisition of the property at 123 William Street in downtown Manhattan. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of 123 William Street and, as such, it was impractical to include in these consolidated financial statements the pro-forma effect of the acquisition. See Note 13 - Subsequent Events for more information.
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$7,865
2016	7,653
2017	7,171
2018	6,723
2019	6,613
Thereafter	32,570
$68,595
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2014:

		December 31,
Property Portfolio	Tenant	2014
400 E. 67th Street - Laurel Condominium	Cornell University	26.0%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	10.9%
The termination, delinquency or non-renewal of these leases by the above tenants may have a material adverse effect on revenues.
Note 4 — Investment Securities
As of December 31, 2014, the Company had investments in equity securities with a fair value of $0.5 million. The Company held no investment securities as of December 31, 2013. The equity securities consist of a mutual fund managed by an affiliate of the Sponsor (see Note 8 —Related Party Transactions and Arrangements). These investments are considered to be available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities by security type as of December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$514	$—	$(24)	$490
The Company's investment in equity securities has been in a continuous unrealized loss position for less than twelve months. The Company believes that the decline in fair value is solely a factor of current market conditions and, as such, considers the unrealized losses as of December 31, 2014 to be temporary and therefore no impairment was recorded during the year ended December 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Note 5 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflects the contractual terms of the instrument, as applicable, including the period to maturity, and may use observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value

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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which that instrument falls. The Company had no assets measured at fair value on a recurring basis as of December 31, 2013.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Investment Securities	$490	$—	$—	$490
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
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
Note 6 — Common Stock
The Company had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, for gross proceeds of $509.9 million as of December 31, 2014. The Company had no shares of common stock outstanding and had received no proceeds as of December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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
Note 7 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 8 — Related Party Transactions and Arrangements
As of December 31, 2014, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Special Limited Partner did not own any shares of the Company's outstanding common stock as of December 31, 2013.
As of December 31, 2014, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor (see Note 4 - Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
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
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

		Period from
		December 19, 2013
	Year Ended	(date of inception) to	Payable as of
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$46,997	$—	$197	$—

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets as of December 31, 2014. The following table details offering costs and reimbursements incurred from and due to the Advisor and affiliates of the Dealer Manager as of and for the periods presented:

		Period from
		December 19, 2013
	Year Ended	(date of inception) to	Payable as of
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and affiliates of the Dealer Manager	$6,656	$—	$912	$—
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of December 31, 2014, offering and related costs did not exceed 2.0% of gross proceeds received from the IPO.
As of December 31, 2014, cumulative offering costs, including selling commissions and dealer manager fees, were $55.6 million. Offering costs are only a liability to the Company to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. During the IPO, beginning after the general escrow break, the Advisor elected to cap cumulative offering costs, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds. Cumulative offering costs, including selling commissions and dealer manager fees, net of unpaid amounts, were less than the 15% threshold as of December 31, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and shall not exceed 0.50% of the purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 4.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

For its asset management services, the Company causes the OP to issue restricted Class B units in the OP (“Class B Units”) to the Advisor on a quarterly basis in an amount equal to: (i) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875% once the Company begins calculating NAV) multiplied by 0.1875% divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2014, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2014, the Company's board of directors has approved the issuance of 8,361 Class B Units in connection with the arrangement.
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
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

			Period from
			December 19, 2013
	Year Ended		(date of inception) to		Payable as of
	December 31, 2014		December 31, 2013		December 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$5,251	$—	$—	$—	$—	$—
Ongoing fees:
Property management and leasing fees	—	101	—	—	—	—
Distributions on Class B units	2	—	—	—	—	—
Total related party operation fees and reimbursements	$5,253	$101	$—	$—	$—	$—
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
The Company will pay to the Advisor a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such distributions were incurred during the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless the Company's market value plus distribution exceeds the investors' capital plus a return equal to an annual 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013. The Special Limited Partner cannot earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 9 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 10 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors vests over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, there were 3,999 unvested restricted shares issued to independent directors under the RSP at $22.50 per share. There were no such restricted shares outstanding as of December 31, 2013. The fair value of the restricted shares is expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $13,000 for the year ended December 31, 2014. As of December 31, 2014, the Company had $0.1 million of unrecognized compensation costs related to unvested restricted share awards granted under the Company's RSP, which is expected to vest over a period of 4.3 years.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

		Period from
		December 19, 2013
	Year Ended	(date of inception) to
	December 31, 2014	December 31, 2013
Net loss (in thousands)	$(6,519)	$—
Basic and diluted weighted average shares outstanding	4,530,066	—
Basic and diluted net loss per share	$(1.44)	$—
The Company had the following common share equivalents as of December 31, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2014	2013
Unvested restricted stock	3,999	—
OP Units	90	—
Class B units	8,361	—
Total common share equivalents	12,450	—
Note 12 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014. There was no net income or loss for the period from December 19, 2013 (date of inception) to December 31, 2013.

(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$43	$540	$2,268
Net loss attributable to stockholders	$(16)	$(214)	$(2,235)	$(4,054)
Weighted average shares outstanding	8,888	690,143	8,543,271	17,938,717
Basic and diluted net loss per share attributable to stockholders	NM	$(0.31)	$(0.26)	$(0.23)
________________
NM - Not meaningful
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of March 15, 2015, the Company had 24.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $595.0 million.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to December 31, 2014	January 1, 2015 to March 15, 2015	Total
Common stock	$509,949	$85,100	$595,049

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

On February 6, 2015, the Company's board of directors approved the reallocation of 10.0 million shares from the DRIP to the primary offering.
Acquisitions
On March 27, 2015, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in an institutional quality office building located at 123 William Street in Downtown Manhattan. The contract purchase price was $253.0 million, exclusive of closing costs. The Company funded the purchase price with proceeds from the IPO and a $95.2 million mortgage note payable.
The seller of the property is a wholly owned subsidiary of EEGO-ARC 123 William JV, LLC, a joint venture in which New York REIT, Inc. ("NYRT") held a $35.1 million preferred equity interest. The sponsor and advisor of NYRT and the Sponsor and Advisor of the Company are under common control.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2014
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Building and Improvements	Gross Carried at December 31, 2014(1)(2)	Accumulated Depreciation(3)(4)
421 W. 54th Street	NY	6/13/2014	$—	$4,723	$1,757	$—	$6,480	$(26)
400 E. 67th Street	NY	9/5/2014	—	10,653	55,682	14	66,349	(464)
200 Riverside Blvd	NY	9/24/2014	—	13,787	5,510	—	19,297	(34)
570 Seventh Ave	NY	11/5/2014	—	54,153	76,454	72	130,679	(319)
				$83,316	$139,403	$86	$222,805	$(843)

(1)	Acquired intangible assets allocated to individual properties in the amount of $47.3 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $260.6 million.

(3)	The accumulated depreciation column excludes $1.2 million of amortization associated with acquired intangible assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five years for fixtures.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2014:

(In thousands)	December 31, 2014
Real estate investments, at cost:
Balance at beginning of year	$—
Additions-acquisitions	222,719
Capital expenditures	86
Disposals	—
Balance at end of the year	$222,805

Accumulated depreciation:
Balance at beginning of year	$—
Depreciation expense	(843)
Disposals	—
Balance at the end of the year	$(843)