Form 10-Q
period 2015-03-31
American Realty Capital New York City REIT, Inc.
filed 2015-05-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 26,570,644 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$83,316
Buildings, fixtures and improvements	325,455	139,489
Acquired intangible assets	81,384	47,278
Total real estate investments, at cost	540,219	270,083
Less accumulated depreciation and amortization	(3,753)	(1,970)
Total real estate investments, net	536,466	268,113
Cash and cash equivalents	109,902	184,341
Investment securities, at fair value	500	490
Receivables for sale of common stock	1,886	2,003
Prepaid expenses and other assets	2,623	3,618
Deferred costs, net	5,097	—
Total assets	$656,474	$458,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	$96,000	$—
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $2,177 and $1,109 at March 31, 2015 and December 31, 2014, respectively)	7,217	3,025
Below-market lease liabilities, net	29,293	15,367
Deferred revenue	628	225
Distributions payable	3,106	2,542
Total liabilities	136,244	21,159

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 25,096,168 shares issued and outstanding as of March 31, 2015 and 20,569,012 shares issued and outstanding as of December 31, 2014	251	206
Additional paid-in capital	552,608	454,131
Accumulated other comprehensive loss	(21)	(24)
Accumulated deficit	(32,608)	(16,907)
Total stockholders' equity	520,230	437,406
Total liabilities and stockholders' equity	$656,474	$458,565

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$2,628	$—
Operating expense reimbursements	175	—
Total revenues	2,803	—

Operating expenses:
Property operating	1,150	—
Acquisition and transaction related	5,949	—
General and administrative	1,082	16
Depreciation and amortization	1,839	—
Total operating expenses	10,020	16
Operating loss	(7,217)	(16)
Other income (expense):
Interest expense	(56)	—
Income from investment securities and interest	34	—
Total other expense	(22)	—
Net loss	$(7,239)	$(16)

Other comprehensive gain (loss):
Unrealized gain on investment securities	3	—
Comprehensive loss	$(7,236)	$(16)

Basic and diluted weighted average shares outstanding	22,694,003	8,888
Basic and diluted net loss per share	$(0.32)	$(1.80)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	20,569,012	$206	$454,131	$(24)	$(16,907)	$437,406
Issuance of common stock	4,363,722	43	108,736	—	—	108,779
Common stock offering costs, commissions and dealer manager fees	—	—	(14,165)	—	—	(14,165)
Common stock issued through distribution reinvestment plan	168,866	2	4,009	—	—	4,011
Common stock repurchases	(4,100)	—	(102)	—	—	(102)
Equity-based compensation	(1,332)	—	(1)	—	—	(1)
Distributions declared	—	—	—	—	(8,462)	(8,462)
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(7,239)	(7,239)
Balance, March 31, 2015	25,096,168	$251	$552,608	$(21)	$(32,608)	$520,230

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,239)	$(16)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,839	—
Amortization of deferred financing costs	24	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(218)	—
Share-based compensation	(1)	—
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(1,093)	—
Accounts payable, accrued expenses and other liabilities	883	16
Deferred revenue	403	—
Net cash used in operating activities	(5,402)	—
Cash flows from investing activities:
Investments in real estate	(157,029)	—
Purchase of investment securities	(7)	—
Acquisition funds released from escrow	1,980	—
Capital expenditures	(989)	—
Net cash used in investing activities	(156,045)	—
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	(13,446)	(315)
Payments of financing costs	(4,555)	—
Proceeds from issuance of common stock	108,896	200
Distributions paid	(3,887)	—
Advances from affiliate, net	—	129
Net cash provided by financing activities	87,008	14
Net change in cash and cash equivalents	(74,439)	14
Cash and cash equivalents, beginning of period	184,341	—
Cash and cash equivalents, end of period	$109,902	$14

Supplemental information:
Mortgage notes payable used to acquire investments in real estate	$96,000	$—
Accrued repurchase requests	102	—
Accrued deferred offering costs	—	286
Accrued offering costs	2,117	—
Accrued capital expenditures	2,060	—
Other assets and liabilities assumed in real estate transactions, net	29	—
Common stock issued through distribution reinvestment plan	4,011	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership L.P., and its subsidiaries, the “Company”) was incorporated on December 19, 2013 as a Maryland corporation and intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. As of March 31, 2015, the Company had 25.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $622.6 million, inclusive of $8.5 million from the DRIP. Until the net asset value ("NAV") pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by New York City Advisors, LLC (the "Advisor"), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date the Company broke escrow in the IPO. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The Company will continue to offer shares of its common stock until the earlier of (a) the date the Company has sold 40.0 million shares of common stock pursuant to the IPO and (b) May 31, 2015.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of March 31, 2015, the Company owned five properties consisting of 841,857 rentable square feet.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC, the parent of our Sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is currently evaluating the impact of this new guidance.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
On March 27, 2015, the Company, through a wholly owned subsidiary of the OP, completed its acquisition of a fee simple interest in an institutional-quality office building located at 123 William Street in Downtown Manhattan ("123 William Street"). The seller of 123 William Street was EEGO 123 William Owner, LLC, which is a wholly owned subsidiary of EEGO-ARC 123 William JV, LLC, a joint venture in which New York REIT, Inc. ("NYRT") held a $35.1 million preferred equity interest. The sponsor of NYRT is also the Sponsor of the Company. The purchase price of 123 William Street was $253.0 million, exclusive of closing costs and net of any purchase price adjustments, and was funded with proceeds from the Company's ongoing IPO and a loan from Capital One, National Association (See Note 5 - Mortgage Note Payable). The Company accounted for the purchase of 123 William Street as a business combination and incurred acquisition related costs of $5.9 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents the allocation of the assets acquired during the three months ended March 31, 2015 as well as the weighted-average remaining amortization period (in years) for intangible assets acquired and liabilities assumed. Land, building, improvements and intangibles have been provisionally assigned pending receipt and review of information being prepared by a third-party specialist. No real estate assets were acquired during the three months ended March 31, 2014.

	Three Months Ended
	March 31, 2015
	Total	Weighted Average
(Dollar amounts in thousands)	Assets Acquired	Amortization Period
Real estate investments, at cost:
Land	$50,064
Building and improvements	182,917
Total tangible assets	232,981
Acquired intangibles:
In-place leases	33,380	8.3
Above-market lease assets	884	7.8
Below-market lease liabilities	(14,245)	10.3
Total intangible assets, net	20,019	8.9
Total assets acquired, net	253,000
Mortgage notes payable used to acquire real estate investments	(96,000)
Other assets and liabilities assumed, net	29
Cash paid for acquired real estate investment	$157,029
Number of properties purchased	1
The following table presents unaudited pro forma information as if the acquisition during the three months ended March 31, 2015 had been consummated on January 1, 2014. Additionally, the pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $5.9 million from the three months ended March 31, 2015 to the three months ended March 31, 2014.

	Three Months Ended March 31,
(In thousands)	2015	2014
Pro forma revenues (1)	$6,397	$3,814
Pro forma net loss (1)	$(1,282)	$(5,903)
Basic and diluted pro forma net loss per share(2)	$(0.06)	$(0.26)
_____________________

(1)
For the three months ended March 31, 2015, aggregate revenues and net income derived from the Company's acquisition (for the Company's period of ownership) were $0.2 million and approximately $47,000, respectively.

(2)
For the three months ended March 31, 2014, the Company had 8,888 weighted-average shares outstanding, as such, the basic and diluted pro forma net loss per share for the three months ended March 31, 2014 was calculated using the weighted-average shares outstanding for the the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
April 1, 2015 - December 31, 2015	$15,366
2016	23,308
2017	21,132
2018	20,215
2019	19,632
Thereafter	89,081
$188,734
The following table lists the tenant whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2015.

Property	Tenant	March 31, 2015
123 William Street	The People of the State of New York	11.7%
The termination, delinquency or non-renewal of these leases by the above tenant may have a material adverse effect on revenues.
Note 4 — Investment Securities
As of March 31, 2015 and December 31, 2014, the Company had investments in equity securities with a fair value of $0.5 million. The equity securities consist of a mutual fund managed by an affiliate of the Sponsor (see Note 9 —Related Party Transactions and Arrangements). These investments are considered to be available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities by security type as of March 31, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Equity securities	$521	$—	$(21)	$500
December 31, 2014
Equity securities	$514	$—	$(24)	$490
The Company's investment in equity securities has been in a continuous unrealized loss position for less than twelve months. The Company believes that the decline in fair value is solely a factor of current market conditions and, as such, considers the unrealized losses as of March 31, 2015 to be temporary and therefore no impairment was recorded during the three months ended March 31, 2015. The Company did not own any investment securities as of March 31, 2014 and therefore no impairment was recorded during the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of March 31, 2015 is as follows. The Company had no mortgage notes payable as of December 31, 2014.

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2015		Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street	1	$96,000	(1)	2.46%	(2)	Variable	Mar. 2017	(3)
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.1756% at March 31, 2015, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate investments of $267.4 million, at cost, at March 31, 2015 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2015:

(In thousands)	Future Minimum Principal Payments
April 1, 2015 - December 31, 2015	$—
2016	—
2017	96,000
2018	—
2019	—
Thereafter	—
Total	$96,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of March 31, 2015, the Company was in compliance with the debt covenants under its mortgage note agreement.
Note 6 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflects the contractual terms of the instrument, as applicable, including the period to maturity, and may use observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value.

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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2015
Investment Securities	$500	$—	$—	$500
December 31, 2014
Investment Securities	$490	$—	$—	$490
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, receivables for sale of common stock, prepaid expenses and other assets, due from affiliates, mortgage note payable, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature.
As of March 31, 2015 and December 31, 2014, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value. The fair value of the mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no change in the credit risk since origination.
Note 7 — Common Stock
The Company had 25.1 million shares of common stock outstanding, including unvested restricted shares, and had received total proceeds of $622.6 million as of March 31, 2015. The Company had 20.6 million shares of common stock outstanding and had received $509.9 million in gross proceeds as of December 31, 2014.
On May 22, 2014, the Company's board of directors authorized, and the Company declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. The distributions began to accrue on June 13, 2014, which date represents the closing of the Company’s initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distributions payments at any time and therefore distribution payments are not assured.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table reflects the cumulative number of shares repurchased as of and during the three months ended March 31, 2015.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015 (1)	4	4,100	25.00
Cumulative repurchases as of March 31, 2015	4	4,100	$25.00
________________________
(1) Requests for repurchases were completed in May 2015.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2015, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2015, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
As of March 31, 2015, the Company had $0.5 million invested in a real estate income fund managed by an affiliate of the Sponsor (see Note 4 - Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
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
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended March 31,		Payable as of
(In thousands)	2015	2014	March 31, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$10,597	$—	$188	$197

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets as of March 31, 2015. The following table details offering costs and reimbursements incurred from and due to the Advisor and affiliates of the Dealer Manager as of and for the periods presented:

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Fees and expense reimbursements from the Advisor and affiliates of the Dealer Manager	$3,169	$—	$1,896	$912
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of March 31, 2015, offering and related costs, excluding commissions and dealer manager fees, did not exceed 2.0% of gross proceeds received from the IPO.
After the general escrow break, the Advisor and the Dealer Manager cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of March 31, 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $69.8 million. Cumulative offering costs, including selling commissions and dealer manager fees, net of unpaid amounts, were less than the 15% threshold as of March 31, 2015.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and may not exceed 0.50% of the purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 4.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

For its asset management services, the Company pays the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875% once the Company begins calculating NAV) multiplied by 0.1875% divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2015, the Company's board of directors has approved the issuance of 72,513 Class B Units in connection with the arrangement.
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
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.
The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,
	2015		2014		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2015	December 31, 2014
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$5,060	$—	$—	$—	$—	$—
Financing coordination fees	825	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	—	86	—	—	—	—
Professional fees and reimbursements	92	—	—	—	92	—
Distributions on Class B Units	4	—	—	—	1	—
Total related party operation fees and reimbursements	$5,981	$86	$—	$—	$93	$—
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015 and 2014.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015 and 2014.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2015 and 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2015 and 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 10 — Economic Dependency
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
Note 11 — Equity-Based Compensation
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
The following table displays restricted share award activity during the three months ended March 31, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	3,999	$22.50
Granted	—	—
Vested	—	—
Forfeited	(1,332)	22.50
Unvested, March 31, 2015	2,667	$22.50
The fair value of the shares is expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $(1,000) for the three months ended March 31, 2015 due to the resignation of a board member during the quarter and the reversal of the corresponding accumulated compensation expense associated with the forfeiture of that director's restricted shares. There was no such expense for the three months ended March 31, 2014. As of March 31, 2015, the Company had approximately $49,000 of unrecognized compensation costs related to unvested restricted share awards granted under the Company's RSP, which is expected to vest over a period of 4.1 years.
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2015 or 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net loss (in thousands)	$(7,239)	$(16)
Basic and diluted weighted average shares outstanding	22,694,003	8,888
Basic and diluted net loss per share	$(0.32)	$(1.80)
The Company had the following potentially dilutive securities as of March 31, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Unvested restricted stock	2,667	—
OP Units	90	—
Class B units	72,513	—
Total potentially dilutive securities	75,270	—
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of April 30, 2015, the Company had 26.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $659.3 million.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to March 31, 2015	April 1, 2015 to April 30, 2015	Total
Common stock	$622,638	$36,710	$659,348

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P. and its subsidiaries, the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our advisor, New York City Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") or other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust for United States federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of March 31, 2015, we owned only five properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and intend to elect and qualify to be taxed as a REIT beginning with our taxable year ended December 31, 2014. On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million, pursuant to our registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2015, we had 25.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $622.6 million, inclusive of $8.5 million from the DRIP. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO. We reserve the right to reallocate shares covered in the Registration Statement between the primary offering and the DRIP. We will continue to offer shares of our common stock until the earlier of (a) the date we have sold 40.0 million shares of our common stock pursuant to our IPO and (b) May 31, 2015.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of March 31, 2015, we owned five properties consisting of 841,857 rentable square feet, which were 88.9% leased, with a weighted average remaining lease term of 8.1 years. Our five properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and two institutional-quality office buildings.
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained our Property Manager to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the Parent of our Sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during our offering, acquisition, operational and liquidation stages.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering and related costs are recorded as a reduction to additional paid-in capital on the consolidated balance sheets. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs are less than 12.0% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or the tenant owns the tenant improvements. When we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that we are not the owner (as the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
When we conclude that we are the owner of tenant improvements, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has had or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of this new guidance.
Properties
The following table presents certain information about the properties we owned as of March 31, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)		Base Purchase Price (2)
							(In thousands)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	5.5		$7,250
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	9.0		76,000
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	22.5		9,000
570 Seventh Avenue	Nov. 2014	1	166,639	51.9%	4.3		162,291
123 William Street	Mar. 2015	1	542,666	97.5%	8.2	(3)	253,000
		5	841,857	88.9%	8.1		$507,541
_______________________________

(1)	Remaining lease term in years as of March 31, 2015, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, net of purchase price adjustments and excluding acquisition-related costs.

(3)
Includes a lease with Planned Parenthood Federation of America, Inc. for 65,242 rentable square feet. The tenant has the option to cancel the lease if the tenant is unable to sell a certain property no later than July 31, 2015.

Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. Accordingly, our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflect significant increases in most categories.
Three Months Ended March 31, 2015
Rental Income
Rental income for the three months ended March 31, 2015 was $2.6 million. As of March 31, 2015, we owned five properties, which were 88.9% leased and had a weighted-average remaining lease term of 8.1 years. We did not own any properties and therefore had no rental income during the three months ended March 31, 2014.
Operating Expense Reimbursements
Operating expense reimbursements for the three months ended March 31, 2015 was $0.2 million. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. We did not own any properties and therefore had no operating expense reimbursements during the three months ended March 31, 2014.
Property Operating Expenses
Property operating expenses of $1.2 million for the three months ended March 31, 2015 related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, maintenance, repairs and property insurance. We did not own any properties and therefore had no property operating expenses during the three months ended March 31, 2014.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $5.9 million for the three months ended March 31, 2015 related to our acquisition of 123 William in March 2015. We did not purchase any properties and therefore had no acquisition and transaction related expenses during the three months ended March 31, 2014.
General and Administrative Expenses
General and administrative expenses of $1.1 million for the three months ended March 31, 2015 primarily included professional fees, insurance and board member compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses of $1.8 million for the three months ended March 31, 2015 related to our acquisition of five properties. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense during the three months ended March 31, 2014.
Interest Expense
Interest expense of $0.1 million for the three months ended March 31, 2015 related to our mortgage note payable, the proceeds of which funded a portion of the acquisition of 123 William Street in March 2015. As of March 31, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.46%.
Income from Investment Securities and Interest
Income from investment securities and interest of approximately $34,000 for the three months ended March 31, 2015 related to dividends earned on investments in equity securities as well as interest earned on cash deposits.
Three Months Ended March 31, 2014
General and Administrative Expenses
General and administrative expenses of approximately $16,000 for the three months ended March 31, 2014 included professional fees for accounting services.

Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash used in operating activities was $5.4 million. The level of cash flows used in or provided by operating activities is affected by recent acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2015 included $5.9 million of acquisition and transaction costs. Cash flows used in operating activities included a net loss adjusted for non-cash items of $5.6 million (net loss of $7.2 million adjusted for non-cash items consisting of depreciation and amortization of tangible and intangible real estate assets, share based compensation, and deferred financing costs of $1.6 million) and an increase in prepaid expenses and other assets of $1.1 million related to prepaid insurance and real estate taxes as well as accounts receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.9 million, primarily related to accrued property operating costs and professional fees in addition to an increase in deferred rent and other liabilities of $0.4 million.
The net cash used in investing activities during the three months ended March 31, 2015 of $156.0 million primarily related to the acquisition of one property for $157.0 million, consisting of an aggregate purchase price of $253.0 million partially funded with a mortgage note payable of $96.0 million. Investing activities also included funds released from escrow of $2.0 million related to a prior acquisition, which are released to us in accordance with an escrow agreement, as well as capital expenditures of $1.0 million relating to building and tenant improvements at our properties at 570 Seventh Avenue and 123 William Street.
Net cash provided by financing activities of $87.0 million during the three months ended March 31, 2015 consisted of proceeds, net of receivables, from the issuance of common stock of $108.9 million, partially offset by payments of offering costs of $13.4 million, distributions to stockholders of $3.9 million and payments of financing costs of $4.6 million relating to our mortgage note.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, there was no cash flow generated from operating activities nor investing activities.
Net cash provided by financing activities of approximately $14,000 during the three months ended March 31, 2014 consisted of proceeds, net of receivables, from the issuance of common stock of $0.2 million and net advances from affiliates of $0.1 million, offset by payments of offering costs of $0.3 million.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 30.0 million shares of our common stock, $0.01 par value per share, at $25.00 per share (subject to certain volume discounts). We also are offering up to 10.5 million shares of common stock under our DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date the Company broke escrow in the IPO. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On May 29, 2014, we received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to use the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We acquired our first property and commenced real estate operations in June 2014. As of March 31, 2015, we owned five properties with an aggregate contract purchase price of $507.5 million. As of March 31, 2015, we had 25.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total gross proceeds from the IPO of $622.6 million. We will continue to offer shares of our common stock until the earlier of (a) the date we have sold 40.0 million shares of our common stock pursuant to our IPO and (b) May 31, 2015.
As of March 31, 2015, we had cash of $109.9 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our Share Repurchase Program ("SRP"). Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.

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
Once we begin calculating NAV and our NAV exceeds $1.0 billion, we intend to maintain 5% of our NAV in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted the SRP, which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using proceeds secured from our DRIP in any given quarter.
The following table reflects the cumulative number of shares repurchased as of and during the three months ended March 31, 2015.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015 (1)	4	4,100	25.00
Cumulative repurchases as of March 31, 2015	4	4,100	$25.00
________________________
(1) Requests for repurchases were completed in May 2015.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as expected by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying or book value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition costs may be funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

Three Months Ended
(In thousands)	March 31, 2015
Net loss (in accordance with GAAP)	$(7,239)
Depreciation and amortization	1,839
FFO	(5,400)
Acquisition and transaction-related fees and expenses	5,949
Amortization of above or accretion of below-market lease liabilities, net	(218)
Straight-line rent	(215)
MFFO	$116
Distributions
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. The distributions began to accrue to record holders on June 13, 2014, which date represents the closing of our initial property acquisition, and were first paid in July 2014. Distributions to record holders are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2015, distributions paid to common stockholders totaled $7.9 million, inclusive of $4.0 million of distributions reinvested through the DRIP. During the three months ended March 31, 2015, cash used to pay our distributions was generated from proceeds from the IPO and proceeds from the IPO which were reinvested in common stock issued under our DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended
	March 31, 2015
(In thousands)		Percentage of Distributions
Distributions:(1)
Distributions paid in cash directly to stockholders	$3,885
Distributions reinvested in common stock under DRIP	4,011
Distributions on unvested restricted shares	2
Total distributions	$7,898
Source of distribution coverage:
Cash flows provided by operations(2)	$—	—%
Offering proceeds reinvested in common stock issued under DRIP	4,011	50.8%
Offering proceeds from issuance of common stock	3,887	49.2%
Proceeds from financings	—	—%
Total sources of distributions	$7,898	100.0%
Cash flows used in operations (GAAP basis)(2)	$(5,402)
Net loss (in accordance with GAAP)	$(7,239)
__________________________________

(1)
Excludes distributions of approximately $4,000 related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

(2) Cash flows used in operations for the three months ended March 31, 2015 includes cash-related acquisition and transaction related expenses of $5.9 million.
The following table compares cumulative distributions paid to cumulative net loss, cumulative cash flows used in operations (in accordance with GAAP) and cumulative FFO for the period from December 19, 2013 (date of inception) through March 31, 2015:

For the Period
from December 19, 2013
(date of inception) to
(In thousands)	March 31, 2015
Distributions paid:
Common stockholders in cash	$7,203
Common stockholders pursuant to DRIP/offering proceeds	8,537
Unvested restricted shares	4
Total distributions paid	$15,744

Cumulative net loss:
Revenues	$5,654
Acquisition and transaction-related	(12,097)
Depreciation and amortization	(3,854)
Other operating expenses	(3,455)
Other non-operating income	(6)
Net loss (in accordance with GAAP)(1)	$(13,758)

Cash flows used in operations	$(10,367)

FFO	$(9,904)
_______________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable over the next five years and thereafter as of March 31, 2015.

			Years Ended December 31,
(In thousands)	Total	April 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$96,000	$—	$96,000	$—	$—
Interest on mortgage notes payable	4,735	1,611	3,124	—	—
	$100,735	$1,611	$99,124	$—	$—
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our sponsor, American Realty Capital III, LLC, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our long term debt, which consists of secured financing, bears interest at a variable rate. Our interest rate risk management objectives with respect to our debt will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any material foreign operations and we do not expect to be exposed to material foreign currency fluctuations.
As of March 31, 2015, our debt consisted of variable-rate debt. We had a variable rate secured mortgage note payable with an aggregate carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $1.0 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following additional risk factors should be considered regarding our potential risks and uncertainties:
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
Our cash flows used in operations were $5.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid distributions of $7.9 million, of which $4.0 million, or 50.8%, was funded from proceeds from our IPO, and $3.9 million, or 49.2%, was funded from our IPO which were reinvested in common stock issued under our DRIP. During the three months ended March 31, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $0.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2015, there would have been $0.9 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity.We may continue to use net offering proceeds to fund distributions.
Until we are generating operating cash flow from properties or other real estate-related investments sufficient to pay distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings, including possible borrowings from our Advisor or its affiliates, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. We may pay distributions that exceed our cash flows from operations as well as our FFO, a non-GAAP measure that we use as a performance measure. Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward. Distributions funded from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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

We rely significantly on four major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to such tenant.
As of March 31, 2015, the following four major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Property	Tenant	Percentage of Straight-Line Rent
123 William Street	The People of the State of New York	11.7%
400 E. 67th Street - Laurel Condominium	Cornell University	9.3%
123 William Street	The City of New York	8.9%
123 William Street	United States of America	7.2%
Therefore, the financial failure of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2015.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135), which became effective on April 24, 2014. The Registration Statement also covers 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2015, we have issued 25.1 million shares of our common stock, including unvested restricted shares and shares issued pursuant to our DRIP, and received $622.6 million of offering proceeds, inclusive of proceeds from our DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2015
Selling commissions and dealer manager fees	$10,597
Other offering costs	3,568
Total offering costs	$14,165
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2015
Total commissions paid to the Dealer Manager	$10,597
Less:
Commissions to participating brokers	(7,323)
Reallowance to participating broker dealers	(1,234)
Net to the Dealer Manager	$2,040
As of March 31, 2015, we have incurred $69.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $552.8 million at March 31, 2015.

As of March 31, 2015, cumulative offering costs included $57.6 million of selling commissions and dealer manager fees and $9.8 million of offering costs reimbursements incurred from the Advisor and Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. However, during the IPO, the Advisor caps cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of March 31, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used the net proceeds from our IPO to purchase five properties with an aggregate purchase price of $507.5 million.
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
Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Gregory W. Sullivan
Gregory W. Sullivan
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	Purchase and Sale Agreement, dated January 27, 2015, by and between EEGO 123 William Owner, LLC and ARC NYC123WILLIAM, LLC
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.