Form 10-Q
period 2015-06-30
American Realty Capital New York City REIT, Inc.
filed 2015-08-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 29,650,217 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$83,316
Buildings, fixtures and improvements	327,949	139,489
Acquired intangible assets	80,926	47,278
Total real estate investments, at cost	542,255	270,083
Less accumulated depreciation and amortization	(8,361)	(1,970)
Total real estate investments, net	533,894	268,113
Cash and cash equivalents	189,299	184,341
Investment securities, at fair value	469	490
Receivables for sale of common stock	141	2,003
Prepaid expenses and other assets (including amounts due from affiliates of $750 at June 30, 2015)	5,156	3,618
Deferred costs, net	6,509	—
Total assets	$735,468	$458,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	$96,000	$—
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $679 and $1,109 at June 30, 2015 and December 31, 2014, respectively)	8,522	3,025
Below-market lease liabilities, net	28,504	15,367
Deferred revenue	702	225
Distributions payable	3,593	2,542
Total liabilities	137,321	21,159

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 29,210,219 shares issued and outstanding as of June 30, 2015 and 20,569,012 shares issued and outstanding as of December 31, 2014	292	206
Additional paid-in capital	643,007	454,131
Accumulated other comprehensive loss	(52)	(24)
Accumulated deficit	(45,100)	(16,907)
Total stockholders' equity	598,147	437,406
Total liabilities and stockholders' equity	$735,468	$458,565

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$6,972	$43	$9,600	$43
Operating expense reimbursements	482	—	657	—
Total revenues	7,454	43	10,257	43

Operating expenses:
Property operating	2,922	10	4,072	10
Acquisition and transaction related	63	142	6,012	142
General and administrative	580	62	1,662	78
Depreciation and amortization	4,937	43	6,776	43
Total operating expenses	8,502	257	18,522	273
Operating loss	(1,048)	(214)	(8,265)	(230)
Other income (expense):
Interest expense	(1,164)	—	(1,220)	—
Income from investment securities and interest	30	—	64	—
Total other expense	(1,134)	—	(1,156)	—
Net loss	$(2,182)	$(214)	$(9,421)	$(230)

Other comprehensive loss:
Unrealized loss on investment securities	(31)	—	(28)	—
Comprehensive loss	$(2,213)	$(214)	$(9,449)	$(230)

Basic and diluted weighted average shares outstanding	27,332,717	690,143	25,026,174	351,398
Basic and diluted net loss per share	$(0.08)	$(0.31)	$(0.38)	$(0.65)
Dividends declared per common share	$0.38	$0.07	$0.75	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	20,569,012	$206	$454,131	$(24)	$(16,907)	$437,406
Issuance of common stock	8,328,641	83	207,631	—	—	207,714
Common stock offering costs, commissions and dealer manager fees	—	—	(26,146)	—	—	(26,146)
Common stock issued through distribution reinvestment plan	378,761	4	8,990	—	—	8,994
Common stock repurchases	(64,862)	(1)	(1,601)	—	—	(1,602)
Equity-based compensation	(1,333)	—	2	—	—	2
Distributions declared	—	—	—	—	(18,772)	(18,772)
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(9,421)	(9,421)
Balance, June 30, 2015	29,210,219	$292	$643,007	$(52)	$(45,100)	$598,147

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,421)	$(230)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,776	43
Amortization of deferred financing costs	597	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(877)	(13)
Share-based compensation	2	4
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(4,916)	(271)
Accounts payable, accrued expenses and other liabilities	2,550	22
Deferred revenue	477	—
Net cash used in operating activities	(4,812)	(445)
Cash flows from investing activities:
Investments in real estate	(157,029)	(7,096)
Purchase of investment securities	(7)	—
Acquisition funds released from escrow	2,068	—
Capital expenditures	(3,663)	—
Net cash used in investing activities	(158,631)	(7,096)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	(27,688)	(4,693)
Payments of financing costs	(4,588)	—
Proceeds from issuance of common stock	209,576	63,140
Distributions paid	(8,727)	—
Repurchases of common stock	(172)	—
Advances from affiliate, net	—	255
Net cash provided by financing activities	168,401	58,702
Net change in cash and cash equivalents	4,958	51,161
Cash and cash equivalents, beginning of period	184,341	—
Cash and cash equivalents, end of period	$189,299	$51,161

Supplemental information:
Receivable for offering cost reimbursement	$750	$—
Mortgage notes payable used to acquire investments in real estate	96,000	—
Accrued repurchase requests	1,430	—
Distributions payable	3,593	—
Accrued offering costs	606	—
Accrued capital expenditures	1,881	—
Other assets (liabilities) assumed in real estate transactions, net	29	(153)
Common stock issued through distribution reinvestment plan	8,994	—
Reclassification of deferred offering costs to equity	—	35
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. In February 2015, as permitted, the Company reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the IPO. On May 22, 2015, the Company registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). The Company closed its IPO on May 31, 2015, but continues to accept subscriptions in process as of that date. As of June 30, 2015, the Company had 29.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $725.0 million, inclusive of $13.5 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the net asset value ("NAV") pricing date, the per share price for shares under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by New York City Advisors, LLC (the "Advisor"). The NAV pricing date means the date on which the Company first publishes an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date the Company broke escrow in the IPO.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2015, the Company owned five properties consisting of 841,868 rentable square feet.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of our sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to the Company's significant accounting policies during three or six months ended June 30, 2015 other than the updates described below.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The revised guidance is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3 — Real Estate Investments
On March 27, 2015, the Company, through a wholly owned subsidiary of the OP, completed its acquisition of a fee simple interest in an institutional-quality office building located at 123 William Street in Downtown Manhattan ("123 William Street"). The seller of 123 William Street was EEGO 123 William Owner, LLC, which is a wholly owned subsidiary of EEGO-ARC 123 William JV, LLC, a joint venture in which New York REIT, Inc. ("NYRT") held a $35.1 million preferred equity interest. The sponsor of NYRT is also the Sponsor of the Company. The purchase price of 123 William Street was $253.0 million, exclusive of closing costs and net of purchase price adjustments, and was funded with proceeds from the Company's IPO and a loan from Capital One, National Association (See Note 5 — Mortgage Note Payable). The Company accounted for the purchase of 123 William Street as a business combination and incurred acquisition related costs of $6.0 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the assets acquired during the six months ended June 30, 2015 and 2014 as well as the weighted-average remaining amortization period (in years) as of the acquisition date for intangible assets acquired and liabilities assumed. For the acquisition during the the six months ended June 30, 2015, land, building, improvements and intangibles have been provisionally assigned pending receipt and review of information being prepared by a third-party specialist.

	Six Months Ended June 30,
	2015		2014
	Total	Weighted Average	Total
(Dollar amounts in thousands)	Assets Acquired	Amortization Period	Assets Acquired
Real estate investments, at cost:
Land	$50,064		$4,723
Building and improvements	182,917		1,757
Total tangible assets	232,981		6,480
Acquired intangibles:
In-place leases	33,380	8.3	706
Above-market lease assets	884	7.8	63
Below-market lease liabilities	(14,245)	10.3	—
Total intangible assets, net	20,019	8.9	769
Total assets acquired, net	253,000		7,249
Mortgage notes payable used to acquire real estate investments	(96,000)		—
Other assets and liabilities assumed, net	29		(153)
Cash paid for acquired real estate investment	$157,029		$7,096
Number of properties purchased	1		1

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents unaudited pro forma information as if the acquisition during the six months ended June 30, 2015 had been consummated on January 1, 2014. Additionally, the pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $6.0 million from the six months ended June 30, 2015 to the six months ended June 30, 2014.

	Six Months Ended June 30,
(In thousands)	2015	2014
Pro forma revenues (1)	$14,678	$9,458
Pro forma net loss (1)	$(4,744)	$(8,903)
Basic and diluted pro forma net loss per share	$(0.19)	$(25.34)
_____________________

(1)
For the three and six months ended June 30, 2015, aggregate revenues derived from the Company's acquisition (for the Company's period of ownership) were $4.8 million and $5.0 million, respectively. For the three and six months ended June 30, 2015, net loss derived from the Company's acquisition was $1.5 million and $1.4 million, respectively, excluding acquisition fees.

The following table presents future minimum base cash rental payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
July 1, 2015 - December 31, 2015	$11,080
2016	25,242
2017	23,835
2018	23,022
2019	22,496
Thereafter	131,448
$237,123
The following table lists the tenant whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2015 and 2014.

		June 30,
Property	Tenant	2015	2014
123 William Street	Planned Parenthood Federation of America, Inc.	11.1%	*
123 William Street	The People of the State of New York	10.5%	*
421 W. 54th Street - Hit Factory	Gibson Guitar Corporation	*	100.0%
________________
* Tenant's annualized cash rent was not greater than 10% of total annualized cash rent for all portfolio properties for the period specified.
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized cash rent as of June 30, 2015 or 2014.
Note 4 — Investment Securities
As of June 30, 2015 and December 31, 2014, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements). This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table details the unrealized gains and losses on the investment security by security type as of June 30, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Equity security	$521	$—	$(52)	$469
December 31, 2014
Equity security	$514	$—	$(24)	$490
The Company's investment in this equity security has been in a continuous unrealized loss position for less than twelve months. The Company believes that the decline in fair value is solely a factor of current market conditions and, as such, considers the unrealized losses as of June 30, 2015 to be temporary and therefore no impairment was recorded during the three and six months ended June 30, 2015. The Company did not own any investment securities as of June 30, 2014 and therefore no impairment was recorded during the three and six months ended June 30, 2014.
Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of June 30, 2015 is as follows. The Company had no mortgage notes payable as of December 31, 2014.

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2015		Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street	1	$96,000	(1)	2.47%	(2)	Variable	Mar. 2017	(3)
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.184% at June 30, 2015, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate investments of $267.6 million, at cost, at June 30, 2015 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2015:

(In thousands)	Future Minimum Principal Payments
July 1, 2015 - December 31, 2015	$—
2016	—
2017	96,000
2018	—
2019	—
Thereafter	—
Total	$96,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of June 30, 2015, the Company was in compliance with the debt covenants under its mortgage note agreement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Investment Securities	$469	$—	$—	$469
December 31, 2014
Investment Securities	$490	$—	$—	$490
There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2015.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, receivables for sale of common stock, prepaid expenses and other assets, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature.
As of June 30, 2015 and December 31, 2014, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value. The fair value of the mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no change in the credit risk or credit markets since origination.
Note 7 — Common Stock
The Company had 29.2 million shares of common stock outstanding, including unvested restricted shares, and had received total proceeds of $725.0 million as of June 30, 2015. The Company had 20.6 million shares of common stock outstanding and had received $509.9 million in gross proceeds as of December 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The following table reflects the cumulative number of shares repurchased as of and during the six months ended June 30, 2015.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015	4	4,100	25.00
Three months ended June 30, 2015 (1)	13	60,762	24.67
Cumulative repurchases as of June 30, 2015	17	64,862	$24.69
________________________

(1)	Includes 10 unfulfilled repurchase requests consisting of 57,989 shares at an average repurchase price per share of $24.65, which were approved and completed in July 2015.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2015, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2015, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
As of June 30, 2015, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income of approximately $7,000 during the three and six months ended June 30, 2015. The Company did not own any investment securities as of June 30, 2014, as such, no income related to investment securities was recognized during the three and six months ended June 30, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$9,721	$4,963	$20,318	$4,963	$14	$197
The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. The following table details offering costs and reimbursements incurred from and due to the Advisor and affiliates of the Dealer Manager as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Receivable) as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees and expense reimbursements from the Advisor and affiliates of the Dealer Manager	$1,877	$542	$5,046	$542	$(245)	$912
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of June 30, 2015, the Company had a receivable from the Advisor totaling $0.8 million related to excess offering and related costs.
As of June 30, 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $81.8 million.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
For its asset management services, the Company issues the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2015, the Company's board of directors has approved the issuance of 72,675 Class B Units in connection with the arrangement.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services during the three and six months ended June 30, 2015 and 2014.
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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2015	December 31, 2014
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$5,060	$—	$—	$—	$—	$—
Financing coordination fees	—	—	—	—	825	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	—	118	—	—	—	204	—	—	—	—
Professional fees and reimbursements	185	—	—	—	317	—	—	—	141	—
Distributions on Class B Units	27	—	—	—	31	—	—	—	19	—
Total related party operation fees and reimbursements	$212	$118	$—	$—	$6,233	$204	$—	$—	$160	$—
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2015 and 2014.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015 and 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2015 and 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2015 and 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and after each annual stockholder’s meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors vests over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table displays restricted share award activity during the six months ended June 30, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	3,999	$22.50
Granted	—	—
Vested	(533)	22.50
Forfeited	(1,333)	22.50
Unvested, June 30, 2015	2,133	$22.50
The fair value of the shares on the grant date is expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $3,000 and $2,000, respectively, for the three and six months ended June 30, 2015 due to the resignation of a board member during the three months ended March 31, 2015 and the reversal of the corresponding accumulated compensation expense associated with the forfeiture of that director's restricted shares. Compensation expense related to restricted stock was approximately $4,000 for the three and six months ended June 30, 2014. As of June 30, 2015, the Company had approximately $46,000 of unrecognized compensation costs related to unvested restricted share awards granted under the Company's RSP, which is expected to vest over a period of 3.8 years.
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2015 or 2014.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss (in thousands)	$(2,182)	$(214)	$(9,421)	$(230)
Basic and diluted weighted average shares outstanding	27,332,717	690,143	25,026,174	351,398
Basic and diluted net loss per share	$(0.08)	$(0.31)	$(0.38)	$(0.65)
The Company had the following potentially dilutive securities as of June 30, 2015 and 2014, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Six Months Ended June 30,
	2015	2014
Unvested restricted stock	2,133	3,999
OP Units	90	—
Class B units	72,675	—
Total potentially dilutive securities	74,898	3,999
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Sales of Common Stock
As of July 31, 2015, the Company had 29.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $736.0 million.
Total capital raised to date, including shares issued under the DRIP and unvested restricted shares, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2015	July 1, 2015 to July 31, 2015	Total
Common stock	$725,068	$10,828	$735,896
Sponsor Transactions
On August 6, 2015, ARC, the parent of the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC. The Advisor and Property Manager are currently owned indirectly by ARC and following the transaction will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Advisor, Property Manager and Sponsor are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.

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

•
We are party to an investment opportunity allocation agreement with two other programs that are sponsored by American Realty Capital III, LLC (our "Sponsor"), pursuant to which we may not have the first opportunity to acquire all properties identified by our Advisor and its affiliates.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations.

•	We may be unable to maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

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

•
We have not generated and may not generate cash flows from operations sufficient to cover distributions paid to stockholders; as such, we may be forced to source distributions from borrowings, which may be at higher rates or depend on our Advisor or our property manager, New York City Properties, LLC (the "Property Manager") to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance that these entities will waive such amounts.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of June 30, 2015, we owned only five properties and therefore have limited diversification.
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
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. In February 2015, as permitted, we reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the IPO. On May 22, 2015, we registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). We closed our IPO on May 31, 2015, but continue to accept subscriptions in process as of that date. As of June 30, 2015, we had 29.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $725.0 million, inclusive of $13.5 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the net asset value ("NAV") pricing date, the per share price for shares under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by our Advisor. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of June 30, 2015, we owned five properties consisting of 841,868 rentable square feet, which were 87.9% leased, with a weighted average remaining lease term of 8.0 years. Our five properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and two institutional-quality office buildings.
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
We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained our Property Manager to serve as our property manager. The Dealer Manager served as the dealer manager of the IPO and continues to provide us with various services. The Advisor, Property Manager and Dealer Manager are under common control with the Parent of our Sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during our offering, acquisition, operational and liquidation stages.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering and related costs are recorded as a reduction to additional paid-in capital on the consolidated balance sheets. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs are less than 12.0% of the gross proceeds determined at the end of the IPO. All offering costs incurred by us, the Advisor and its affiliated entities on our behalf are charged to additional paid-in capital on the consolidated balance sheets.
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
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The revised guidance is not expected to have a significant impact on our financial position, results of operations or cash flows.
Properties
The following table presents certain information about the properties we owned as of June 30, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	5.3
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	8.8
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	22.3
9 Times Square	Nov. 2014	1	166,640	46.6%	4.4
123 William Street	Mar. 2015	1	542,676	97.5%	8.1
		5	841,868	87.9%	8.0
_______________________________

(1)	Remaining lease term in years as of June 30, 2015 calculated on a weighted-average basis, as applicable.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. Accordingly, our results of operations for three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 reflect significant increases in most categories.

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Rental Income
Rental income for the three months ended June 30, 2015 was $7.0 million. As of June 30, 2015, we owned five properties, which were 87.9% leased and had a weighted-average remaining lease term of 8.0 years. We acquired our first property in June 2014 and had rental income of approximately $43,000 for the three months ended June 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements for the three months ended June 30, 2015 was $0.5 million. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. We had no operating expense reimbursements during the three months ended June 30, 2014.
Property Operating Expenses
Property operating expenses of $2.9 million for the three months ended June 30, 2015 related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, maintenance, repairs and property insurance. Property operating expenses of approximately $10,000 for the three months ended June 30, 2014 included real estate taxes, condominium fees and property insurance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.1 million for the three months ended June 30, 2015 primarily related to professional fees incurred related to our acquisition of 123 William Street in March 2015. Acquisition and transaction related expenses of $0.1 million for the three months ended June 30, 2014 related to our acquisition of the Hit Factory in June 2014.
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $0.6 million for the three months ended June 30, 2015 from $0.1 million for the three months ended June 30, 2014, primarily due to increased professional fees, insurance and board member compensation to support our larger real estate portfolio.
Depreciation and Amortization
Depreciation and amortization expenses of $4.9 million for the three months ended June 30, 2015 related to our acquisition of five properties. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated remaining useful lives. Depreciation and amortization expense of approximately $43,000 during the three months ended June 30, 2014 related to the Hit Factory, for our period of ownership.
Interest Expense
Interest expense of $1.2 million for the three months ended June 30, 2015 related to our mortgage note payable, the proceeds of which funded a portion of the acquisition of 123 William Street in March 2015. As of June 30, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.47%. We did not have any debt and therefore incurred no interest expense during the three months ended June 30, 2014.
Income from Investment Securities and Interest
Income from investment securities and interest of approximately $30,000 for the three months ended June 30, 2015 related to dividends earned on our investment in a mutual fund as well as interest earned on cash deposits. We did not own any investment securities and had no interest income for the three months ended June 30, 2014.
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Rental Income
Rental income for the six months ended June 30, 2015 was $9.6 million. As of June 30, 2015, we owned five properties, which were 87.9% leased and had a weighted-average remaining lease term of 8.0 years. We acquired our first property in June 2014 and had rental income of approximately $43,000 during the six months ended June 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements for the six months ended June 30, 2015 was $0.7 million. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. We had no operating expense reimbursements during the six months ended June 30, 2014.

Property Operating Expenses
Property operating expenses of $4.1 million for the six months ended June 30, 2015 related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, maintenance, repairs and property insurance. Property operating expenses of approximately $10,000 during the six months ended June 30, 2014 included real estate taxes, condominium fees and property insurance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of approximately $6.0 million for the six months ended June 30, 2015 primarily related to our acquisition of 123 William in March 2015. Acquisition and transaction related expense of $0.1 million during the six months ended June 30, 2014 related to our acquisition of the Hit Factory in June 2014.
General and Administrative Expenses
General and administrative expenses increased $1.6 million to $1.7 million for the six months ended June 30, 2015, from $0.1 million for the six months ended June 30, 2014, primarily due to the audit of our 2014 financial statements as well as increased professional fees, insurance and board member compensation to support our larger real estate portfolio.
Depreciation and Amortization
Depreciation and amortization expenses of $6.8 million for the six months ended June 30, 2015 related to our acquisition of five properties. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated remaining useful lives. Depreciation and amortization of approximately $43,000 during the six months ended June 30, 2014 related to our purchase of the Hit Factory in June 2014 for our period of ownership.
Interest Expense
Interest expense of $1.2 million for the six months ended June 30, 2015 related to our mortgage note payable, the proceeds of which funded a portion of the acquisition of 123 William Street in March 2015. As of June 30, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.47%. We did not have any debt and therefore incurred no interest expense during the six months ended June 30, 2014.
Income from Investment Securities and Interest
Income from investment securities and interest of $0.1 million for the six months ended June 30, 2015 related to dividends earned on our investment in an equity security as well as interest earned on cash deposits. We did not own any investment securities and had no interest income during the six months ended June 30, 2014.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash used in operating activities was $4.8 million. The level of cash flows used in or provided by operating activities is affected by recent acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2015 included $6.0 million of acquisition and transaction costs. Cash flows used in operating activities included a net loss adjusted for non-cash items of $2.9 million (net loss of $9.4 million adjusted for non-cash items consisting of depreciation and amortization of tangible and intangible real estate assets, share based compensation, and deferred financing costs of $6.5 million) and an increase in prepaid expenses, other assets and deferred costs of $4.9 million related to accounts receivable, unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and leasing costs. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $2.6 million, primarily related to accrued property operating costs and professional fees in addition to an increase in deferred rent and other liabilities of $0.5 million.
The net cash used in investing activities during the six months ended June 30, 2015 was $158.6 million, primarily related to our acquisition of one property for $157.0 million, with an aggregate purchase price of $253.0 million, partially funded with a mortgage note payable of $96.0 million, as well as capital expenditures of $3.7 million relating to building and tenant improvements at 9 Times Square and 123 William Street. These cash outflows were partially offset by funds released from escrow of $2.1 million related to a prior period acquisition.
Net cash provided by financing activities of $168.4 million during the six months ended June 30, 2015 consisted of proceeds, net of receivables, from the issuance of common stock of $209.6 million, partially offset by payments of offering costs of $27.7 million, distributions to stockholders of $8.7 million, payments of financing costs of $4.6 million relating to our mortgage note and payments for repurchases of common stock of $0.2 million.

Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities includes $0.1 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $0.2 million (net loss of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and share based compensation of approximately $34,000) and an increase in prepaid expenses and other assets of $0.3 million related to insurance and real estate taxes and other unpaid receivables.
Net cash used in investing activities during the six months ended June 30, 2014 of $7.1 million related to the acquisition of one property with a purchase price of $7.3 million, partially offset by an assumed liability related to a tenant security deposit of $0.2 million.
Net cash provided by financing activities of approximately $58.7 million during the six months ended June 30, 2014 consisted of proceeds, net of receivables, from the issuance of common stock of $63.1 million and net advances from affiliates of $0.3 million, partially offset by payments related to offering costs of $4.7 million.
Liquidity and Capital Resources
As of June 30, 2015, we had cash of $189.3 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our Share Repurchase Program ("SRP"). Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.
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

The following table reflects the cumulative number of shares repurchased as of and during the six months ended June 30, 2015.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015	4	4,100	25.00
Three months ended June 30, 2015(1)	13	60,762	24.67
Cumulative repurchases as of June 30, 2015	17	64,862	$24.69
________________________

(1)	Includes 10 unfulfilled repurchase requests consisting of 57,989 shares at an average repurchase price per share of $24.65, which were approved and completed in July 2015.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net loss (in accordance with GAAP)	$(7,239)	$(2,182)	$(9,421)
Depreciation and amortization	1,839	4,937	6,776
FFO	(5,400)	2,755	(2,645)
Acquisition and transaction-related fees and expenses	5,949	63	6,012
Accretion of below- and amortization of above-market lease liabilities and assets, net	(218)	(659)	(877)
Straight-line rent	(215)	(1,548)	(1,763)
MFFO	$116	$611	$727

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
During the six months ended June 30, 2015, distributions paid to common stockholders totaled $17.7 million. Of that amount, $9.0 million was reinvested pursuant to the DRIP. During the six months ended June 30, 2015, cash used to pay our distributions was generated from proceeds from the IPO and proceeds from the IPO which were reinvested in common stock issued under our DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions to stockholders	$7,898		$9,823		$17,721
Source of distribution coverage:
Cash flows provided by operations(2)	$—	—%	$—	—%	$—	—%
Proceeds received from common stock issued under DRIP	4,011	50.8%	4,811	49.0%	8,822	49.8%
Offering proceeds from issuance of common stock	3,887	49.2%	5,012	51.0%	8,899	50.2%
Proceeds from financings	—	—%	—	—%	—	—%
Total sources of distributions	$7,898	100.0%	$9,823	100.0%	$17,721	100.0%
Cash flows used in operations (GAAP basis)(2)	$(5,402)		$590		$(4,812)
Net loss (in accordance with GAAP)	$(7,239)		$(2,182)		$(9,421)
__________________________________

(1)
Excludes distributions of approximately $31,000 related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

(2) Cash flows used in operations for the six months ended June 30, 2015 includes cash-related acquisition and transaction related expenses of $6.0 million.

The following table compares cumulative distributions paid to cumulative net loss, cumulative cash flows used in operations (in accordance with GAAP) and cumulative FFO for the period from December 19, 2013 (date of inception) through June 30, 2015:

For the Period
from December 19, 2013
(date of inception) to
(In thousands)	June 30, 2015
Distributions paid:
Distributions to stockholders	$25,567

Cumulative net loss:
Revenues	$13,108
Acquisition and transaction-related	(12,160)
Depreciation and amortization	(8,791)
Other operating expenses	(6,957)
Other non-operating income	(1,140)
Net loss (in accordance with GAAP)(1)	$(15,940)

Cash flows used in operations	$(9,777)

FFO	$(7,149)
_______________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage note payable over the next five years and thereafter as of June 30, 2015.

			Years Ended December 31,
(In thousands)	Total	July 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$96,000	$—	$96,000	$—	$—
Interest on mortgage notes payable	4,128	1,194	2,934	—	—
	$100,128	$1,194	$98,934	$—	$—
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of June 30, 2015, our debt consisted of variable-rate debt. We had a variable rate secured mortgage note payable with an aggregate carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $1.0 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows used in operations were $4.8 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we paid distributions of $17.7 million, of which $8.8 million, or 49.8%, was funded from our IPO which were reinvested in common stock issued under our DRIP and $8.9 million, or 50.2%, was funded from proceeds from our IPO. During the six months ended June 30, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $2.6 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2015, there would have been $2.6 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity.We may continue to use net offering proceeds to fund distributions.
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

We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to such tenant.
As of June 30, 2015, the following five major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Property	Tenant	Percentage of Straight-Line Rent
123 William Street	Planned Parenthood Federation of America, Inc.	11.1%
123 William Street	The People of the State of New York	10.5%
400 E. 67th Street - Laurel Condominium	Cornell University	8.3%
123 William Street	The City of New York	7.9%
123 William Street	United States of America	6.5%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2015.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135), which became effective on April 24, 2014. The Registration Statement also covers 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, but continue to accept subscriptions in progress as of that date. As of June 30, 2015, we have issued 29.2 million shares of our common stock, including unvested restricted shares and shares issued pursuant to our DRIP, and received $725.0 million of offering proceeds, inclusive of proceeds from our DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

	Six Months Ended June 30,
(In thousands)	2015	2014
Selling commissions and dealer manager fees	$20,318	$4,963
Other offering costs	5,828	1,694
Total offering costs	$26,146	$6,657
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Six Months Ended June 30,
(In thousands)	2015	2014
Total commissions paid to the Dealer Manager	$20,318	$4,963
Less:
Commissions to participating brokers	(14,077)	(2,885)
Reallowance to participating broker dealers	(2,357)	(1,084)
Net to the Dealer Manager	$3,884	$994

As of June 30, 2015, we have incurred $81.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $643.3 million at June 30, 2015.
As of June 30, 2015, cumulative offering costs included $67.3 million of selling commissions and dealer manager fees and $12.5 million of offering costs reimbursements incurred from the Advisor and Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we have used the net proceeds from our IPO to purchase five properties with an aggregate purchase price of $507.5 million.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ Michael A. Happel
Michael A. Happel
Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	Indemnification Agreement, dated as of June 5, 2015
10.2 *	Indemnification Agreement, dated as of June 22, 2015
10.3 (2)	Amended and Restated Advisory Agreement by and among the Company, the Advisor and New York City Operating Partnership, L.P. dated as of June 26, 2015
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015.