Form 10-Q
period 2015-09-30
American Realty Capital New York City REIT, Inc.
filed 2015-11-16
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 30,319,846 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$83,316
Buildings, fixtures and improvements	330,809	139,489
Acquired intangible assets	80,407	47,278
Total real estate investments, at cost	544,596	270,083
Less accumulated depreciation and amortization	(13,091)	(1,970)
Total real estate investments, net	531,505	268,113
Cash and cash equivalents	192,947	184,341
Investment securities, at fair value	456	490
Receivables for sale of common stock	—	2,003
Prepaid expenses and other assets (including amounts due from related parties of $700 at September 30, 2015)	10,395	3,618
Deferred costs, net	5,965	—
Total assets	$741,268	$458,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	$96,000	$—
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $386 and $1,109 at September 30, 2015 and December 31, 2014, respectively)	5,742	3,025
Below-market lease liabilities, net	27,409	15,367
Deferred revenue	816	225
Distributions payable	3,766	2,542
Total liabilities	133,733	21,159

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,240,174 and 20,569,012 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	302	206
Additional paid-in capital	666,101	454,131
Accumulated other comprehensive loss	(73)	(24)
Accumulated deficit	(58,795)	(16,907)
Total stockholders' equity	607,535	437,406
Total liabilities and stockholders' equity	$741,268	$458,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$7,329	$516	$16,929	$559
Operating expense reimbursements	550	24	1,207	24
Total revenues	7,879	540	18,136	583

Operating expenses:
Property operating	3,514	71	7,586	81
Operating fees incurred from the Property Manager	128	—	128	—
Acquisition and transaction related	—	2,047	6,012	2,189
General and administrative	639	190	2,301	268
Depreciation and amortization	4,822	467	11,598	510
Total operating expenses	9,103	2,775	27,625	3,048
Operating loss	(1,224)	(2,235)	(9,489)	(2,465)
Other income (expense):
Interest expense	(1,158)	—	(2,378)	—
Income from investment securities and interest	77	—	141	—
Total other expenses	(1,081)	—	(2,237)	—
Net loss	$(2,305)	$(2,235)	$(11,726)	$(2,465)

Other comprehensive loss:
Unrealized loss on investment securities	(21)	(14)	(49)	(14)
Comprehensive loss	$(2,326)	$(2,249)	$(11,775)	$(2,479)

Basic and diluted weighted average shares outstanding	29,867,646	8,543,271	26,657,732	3,112,029
Basic and diluted net loss per share	$(0.08)	$(0.26)	$(0.44)	$(0.79)
Dividends declared per common share	$0.38	$0.38	$1.13	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	20,569,012	$206	$454,131	$(24)	$(16,907)	$437,406
Issuance of common stock	9,165,430	91	228,506	—	—	228,597
Common stock offering costs, commissions and dealer manager fees	—	—	(28,506)	—	—	(28,506)
Common stock issued through distribution reinvestment plan	617,132	6	14,651	—	—	14,657
Common stock repurchases	(112,733)	(1)	(2,700)	—	—	(2,701)
Share-based compensation	1,333	—	19	—	—	19
Distributions declared	—	—	—	—	(30,162)	(30,162)
Other comprehensive loss	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(11,726)	(11,726)
Balance, September 30, 2015	30,240,174	$302	$666,101	$(73)	$(58,795)	$607,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,726)	$(2,465)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,598	510
Amortization of deferred financing costs	1,170	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,525)	(50)
Share-based compensation	19	8
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(10,267)	(173)
Accounts payable, accrued expenses and other liabilities	1,902	590
Deferred revenue	591	204
Net cash used in operating activities	(8,238)	(1,376)
Cash flows from investing activities:
Investments in real estate	(157,029)	(92,097)
Purchase of investment securities	(15)	(500)
Acquisition funds released from escrow	2,068	—
Capital expenditures	(7,898)	—
Net cash used in investing activities	(162,874)	(92,597)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	(30,426)	(35,036)
Payments of financing costs	(4,574)	—
Proceeds from issuance of common stock	230,600	337,426
Distributions paid	(14,281)	(735)
Repurchases of common stock	(1,601)	—
Net cash provided by financing activities	179,718	301,655
Net change in cash and cash equivalents	8,606	207,682
Cash and cash equivalents, beginning of period	184,341	—
Cash and cash equivalents, end of period	$192,947	$207,682

Supplemental information:
Receivable for offering cost reimbursement	$700	$—
Mortgage note payable used to acquire investments in real estate	96,000	—
Accrued stock repurchase requests	1,100	—
Distributions payable	3,766	1,515
Accrued offering costs	178	—
Accrued capital expenditures	507	—
Other assets (liabilities) assumed in real estate transactions, net	29	(153)
Common stock issued through distribution reinvestment plan	14,657	1,283
Reclassification of deferred offering costs to equity	—	35
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership L.P., and its subsidiaries, the “Company”) was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. In February 2015, as permitted, the Company reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, the Company registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of September 30, 2015, the Company had 30.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $750.5 million, inclusive of $19.2 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price of shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the net asset value ("NAV") pricing date, the per share price for shares under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by New York City Advisors, LLC (the "Advisor"). The NAV pricing date means the date on which the Company first publishes an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date the Company broke escrow in the IPO.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of September 30, 2015, the Company owned five properties consisting of 841,868 rentable square feet.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to the Company's significant accounting policies during three or nine months ended September 30, 2015 other than the updates described below.
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
In January 2015, the FASB issued updated guidance that eliminates extraordinary item classification from GAAP, which was the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has opted to adopt this revised guidance early and has determined that there has been no impact to its financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The Company currently has no VIEs and is evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
On March 27, 2015, the Company, through a wholly owned subsidiary of the OP, acquired for investment the fee simple interest in an institutional-quality office building located at 123 William Street in Downtown Manhattan ("123 William Street"). The seller of 123 William Street was EEGO 123 William Owner, LLC, which is a wholly owned subsidiary of EEGO-ARC 123 William JV, LLC, a joint venture in which New York REIT, Inc. ("NYRT") held a $35.1 million non-controlling preferred equity interest. The sponsor of NYRT is also the Sponsor of the Company. The purchase price of 123 William Street was $253.0 million, exclusive of closing costs and net of purchase price adjustments, and was funded with proceeds from the Company's IPO and a loan from Capital One, National Association (See Note 5 — Mortgage Note Payable). The Company accounted for the purchase of 123 William Street as a business combination and incurred acquisition related costs of $6.0 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents the allocation of the assets acquired during the nine months ended September 30, 2015 and 2014 as well as the weighted-average remaining amortization period (in years) as of the acquisition date for intangible assets acquired and liabilities assumed. For the acquisition during the nine months ended September 30, 2015, land, building and improvements and intangibles have been provisionally assigned pending receipt and review of information being prepared by a third-party specialist.

	Nine Months Ended September 30,
	2015		2014
	Total	Weighted Average	Total
(Dollar amounts in thousands)	Assets Acquired	Amortization Period	Assets Acquired
Real estate investments, at cost:
Land	$50,064		$29,163
Building and improvements	182,917		62,949
Total tangible assets	232,981		92,112
Acquired intangibles:
In-place leases	33,380	8.3	5,263
Above-market lease assets	884	7.8	3,898
Other intangibles	—	—	3,126
Below-market lease liabilities	(14,245)	10.3	(12,149)
Total intangible assets, net	20,019	8.9	138
Total assets acquired, net	253,000		92,250
Mortgage notes payable used to acquire real estate investments	(96,000)		—
Other assets and liabilities assumed, net	29		(153)
Cash paid for acquired real estate investment	$157,029		$92,097
Number of properties purchased	1		3
The following table presents unaudited pro forma information as if the acquisition during the nine months ended September 30, 2015 had been consummated on January 1, 2014. Additionally, the pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $6.0 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014
Pro forma revenues(1)	$22,705	$15,259
Pro forma net loss attributable to stockholders(1)	$(7,139)	$(12,782)
Basic and diluted pro forma net loss per share attributable to stockholders	$(0.27)	$(4.11)
_____________________

(1)
For the three and nine months ended September 30, 2015, aggregate revenues derived from the Company's acquisition (for the Company's period of ownership) were $5.1 million and $10.1 million, respectively. For the three and nine months ended September 30, 2015, net loss derived from the Company's acquisition was $1.6 million and $3.0 million, respectively, excluding acquisition fees.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents future minimum base cash rental payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
October 1, 2015 - December 31, 2015	$5,787
2016	26,038
2017	24,270
2018	23,476
2019	22,975
Thereafter	133,523
$236,069
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2015 and 2014.

		September 30,
Property	Tenant	2015	2014
123 William Street	Planned Parenthood Federation of America, Inc.	11.2%	*
400 E. 67th Street - Laurel Condominium	Cornell University	*	44.5%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	*	18.6%
400 E. 67th Street - Laurel Condominium	Quik Park East 67th Street LLC	*	15.3%
421 W. 54th Street - Hit Factory	Gibson Guitar Corporation	*	10.9%
200 Riverside Boulevard - ICON Garage	200 Riverside Parking LLC	*	10.7%
________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties for the period specified.
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on the Company's revenues.
Note 4 — Investment Securities
As of September 30, 2015 and December 31, 2014, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements). This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on the investment security by security type as of September 30, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Equity security	$529	$—	$(73)	$456
December 31, 2014
Equity security	$514	$—	$(24)	$490

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company's investment in this equity security has been in a continuous unrealized loss position for greater than twelve months. The Company believes that the decline in fair value is solely a factor of market conditions and, as such, considers the unrealized losses as of September 30, 2015 to be temporary and, therefore, no impairment was required to be recorded during the three and nine months ended September 30, 2015. The Company did not record an impairment charge during the three and nine months ended September 30, 2014.
Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of September 30, 2015 is as follows. The Company had no mortgage notes payable as of December 31, 2014.

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2015		Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street	1	$96,000	(1)	2.48%	(2)	Variable	Mar. 2017	(3)
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.197% at September 30, 2015, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate assets of $269.8 million, at cost, at September 30, 2015 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2015:

(In thousands)	Future Minimum Principal Payments
October 1, 2015 - December 31, 2015	$—
2016	—
2017	96,000
2018	—
2019	—
Thereafter	—
Total	$96,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of September 30, 2015, the Company was in compliance with the debt covenants under its mortgage note agreement.
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
September 30, 2015
(Unaudited)

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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2015
Investment Securities	$456	$—	$—	$456
December 31, 2014
Investment Securities	$490	$—	$—	$490
There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2015.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, receivables for sale of common stock, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature.
As of September 30, 2015 and December 31, 2014, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value. The fair value of the mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no change in the credit risk or credit markets since origination.
Note 7 — Common Stock
The Company had 30.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $750.5 million, inclusive of $19.2 million from the DRIP, as of September 30, 2015. The Company had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $509.9 million, inclusive of $4.5 million from the DRIP, as of December 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The following table reflects the cumulative number of shares repurchased as of and during the nine months ended September 30, 2015.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015	4	4,100	25.00
Three months ended June 30, 2015	13	60,762	24.67
Three months ended September 30, 2015(1)	21	47,871	22.97
Cumulative repurchases as of September 30, 2015	38	112,733	$23.96
________________________

(1)	Includes 21 unfulfilled repurchase requests consisting of 47,871 shares at an average repurchase price per share of $22.97, which were processed in October 2015.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2015, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2015, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
As of September 30, 2015 and 2014, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income from investment securities of approximately $8,000 and $15,000, respectively, during the three and nine months ended September 30, 2015. No income related to the investment securities was recognized during the three and nine months ended September 30, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager was paid up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Dealer Manager was able to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer had the option to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$2,056	$26,017	$22,374	$30,980	$—	$197
The Advisor and its affiliates were paid compensation and reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, the Advisor and affiliated entities of the Advisor on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets through the end of the IPO. Subsequent to the closing of the IPO, transfer agent and other professional fees are recognized as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. The following table details offering costs and reimbursements incurred from and due to the Advisor and affiliated parties of the Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees and expense reimbursements from the Advisor and affiliates of the Dealer Manager	$240	$3,605	$5,277	$4,147	$(569)	$912
As of September 30, 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $84.1 million. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of September 30, 2015, the Company had a receivable from the Advisor totaling $0.7 million related to excess offering and related costs.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 4.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2015, the Company's board of directors has approved the issuance of 115,798 Class B Units in connection with the arrangement. Beginning on October 1, 2015, the Company began paying asset management fees in cash, in shares, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. See Note 13 — Subsequent Events.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services during the three and nine months ended September 30, 2015 and 2014.
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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2015	December 31, 2014
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$1,736	$—	$5,060	$—	$1,845	$—	$—	$—
Financing coordination fees	—	—	—	—	825	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	128	—	—	19	128	204	—	20	128	—
Professional fees and reimbursements	203	—	—	—	520	—	—	—	127	—
Distributions on Class B Units	37	—	—	—	68	—	—	—	—	—
Total related party operation fees and reimbursements	$368	$—	$1,736	$19	$6,601	$204	$1,845	$20	$255	$—

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2015 and 2014.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2015 and 2014.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2015 and 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2015 and 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the nine months ended September 30, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	3,999	$22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeited	(1,333)	22.50
Unvested, September 30, 2015	4,799	$22.50
As of September 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.4 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $18,000 and $19,000, respectively, for the three and nine months ended September 30, 2015. Compensation expense related to restricted stock was approximately $4,000 and $8,000, respectively, for the three and nine months ended September 30, 2014. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2015 or 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss (in thousands)	$(2,305)	$(2,235)	$(11,726)	$(2,465)
Basic and diluted weighted average shares outstanding	29,867,646	8,543,271	26,657,732	3,112,029
Basic and diluted net loss per share	$(0.08)	$(0.26)	$(0.44)	$(0.79)
The Company had the following potentially dilutive securities as of September 30, 2015 and 2014, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Nine Months Ended September 30,
	2015	2014
Unvested restricted stock	4,799	3,999
OP Units	90	—
Class B units	115,798	—
Total potentially dilutive securities	120,687	3,999
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following:
On October 1, 2015, the Company announced that it intends to enter into joint venture agreements with NYRT, which is intended to better align interests between the Company and NYRT and to facilitate the continued growth and diversification of both portfolios with reduced need to raise additional equity capital. Any joint venture agreement will require approval by the boards of the Company and NYRT.
On November 5, 2015, the Company, the OP and the Advisor entered into an amendment to the advisory agreement, which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after September 30, 2015. Effective October 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. See Note 9 — Related Party Transactions and Arrangements. Concurrent with amending the advisory agreement, the Company made conforming amendments to the limited partnership agreement of the OP.
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager. The termination has no effect on the Company’s current management team.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager. Neither the Company nor the Advisor is a named party in the administrative complaint. The Dealer Manager served as the dealer manager of the Company's IPO, which was completed in May 2015, and, together with its affiliates, has continued to provide certain services to the Company and the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. The Dealer Manager has previously solicited proxies on behalf of the Company, although the Advisor has determined at this time that the Dealer Manager will no longer provide such services to the Company. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by ARC but does not specifically refer to any actions taken in connection with any of the Company's proxy solicitations.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our advisor, New York City Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") or other entities affiliated with the parent of our sponsor, AR Capital, LLC ("ARC"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of ARC and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of ARC, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of September 30, 2015, we owned only five properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million, pursuant to our registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. In February 2015, as permitted, we reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, we registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). We closed our IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of September 30, 2015, we had 30.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $750.5 million, inclusive of $19.2 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the net asset value ("NAV") pricing date, the per share price for shares under the DRIP will vary quarterly and will be equal to the NAV per share, as determined by our Advisor. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of September 30, 2015, we owned five properties consisting of 841,868 rentable square feet, which were 86.2% leased, with a weighted average remaining lease term of 8.3 years. Our five properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and two institutional-quality office buildings.
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained our Property Manager to serve as our property manager. The Dealer Manager served as the dealer manager of the IPO and continues to provide us with various services. The Advisor, Property Manager and Dealer Manager are under common control with ARC, the parent of our sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager and Dealer Manager have also received or will also receive fees, distributions and other compensation during our offering, acquisition, operational and liquidation stages.

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
Rental revenue recognition commences when the tenant takes possession of or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or if the tenant owns the tenant improvements. When we conclude that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that we are not the owner (as the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings and fixtures. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
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
In January 2015, the FASB issued updated guidance that eliminates extraordinary item classification from GAAP, which was the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have opted to adopt this revised guidance early and have determined that there has been no impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. We currently have no VIEs and are evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

Properties
The following table presents certain information about the investment properties we owned as of September 30, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	5.0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	8.5
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	22.0
9 Times Square	Nov. 2014	1	166,640	49.7%	4.6
123 William Street	Mar. 2015	1	542,676	94.1%	8.7
		5	841,868	86.2%	8.3
_______________________________
(1) Remaining lease term in years as of September 30, 2015 calculated on a weighted-average basis, as applicable.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. As of July 1, 2014, we owned one property. From July 1, 2014 through September 2015, we acquired four properties (our "Acquisitions") and therefore owned five properties as of September 30, 2015. Accordingly, due to our Acquisitions, our results of operations for three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 reflect significant increases in most categories.
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
Rental Income
Rental income increased $6.8 million to $7.3 million for the three months ended September 30, 2015, from $0.5 million for the three months ended September 30, 2014, primarily due to our Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements were $0.6 million and approximately $24,000, respectively, for the three months ended September 30, 2015 and 2014. The increase in operating expense reimbursements was due to our Acquisitions.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants.
Property Operating Expenses
Property operating expenses increased $3.4 million to $3.5 million for the three months ended September 30, 2015 from $0.1 million for the three months ended September 30, 2014, primarily due to our Acquisitions. Property operating expenses related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, maintenance, repairs and property insurance.
Operating fees incurred from the Property Manager
We incurred $0.1 million in fees for property management services from our Property Manager for the three months ended September 30, 2015. Property management fees increase in direct correlation with gross revenue. The Property Manager elected to waive all property management fees for the three months ended September 30, 2014. For the three months ended September 30, 2014, we would have incurred property management fees of approximately $19,000 had these fees not been waived.
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the three months ended September 30, 2015. For the three months ended September 30, 2014, acquisition and transaction related expenses were $2.0 million which related to the acquisitions of two condominium units, which included an office unit and a parking garage, purchased in September 2015.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $0.6 million for the three months ended September 30, 2015 from $0.2 million for the three months ended September 30, 2014, primarily due to increased professional fees, insurance and board member compensation to support our larger real estate portfolio.

Depreciation and Amortization
Depreciation and amortization expenses increased $4.3 million to $4.8 million for the three months ended September 30, 2015, compared to $0.5 million for the three months ended September 30, 2014, primarily related to our Acquisitions.
Interest Expense
Interest expense of $1.2 million for the three months ended September 30, 2015 related to our mortgage note payable, the proceeds of which funded a portion of the acquisition of 123 William Street in March 2015. As of September 30, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.48%. We did not have any debt and therefore incurred no interest expense during the three months ended September 30, 2014.
Income from Investment Securities and Interest
Income from investment securities and interest of $0.1 million for the three months ended September 30, 2015 primarily related to dividends earned on our investment in a mutual fund as well as interest earned on cash deposits. We did not earn any interest or dividend income for the three months ended September 30, 2014.
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
Rental Income
Rental income increased $16.3 million to $16.9 million for the nine months ended September 30, 2015, from $0.6 million for the nine months ended September 30, 2014, primarily related to our Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements were $1.2 million and approximately $24,000, respectively, for the nine months ended September 30, 2015 and 2014, primarily related to our Acquisitions.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants.
Property Operating Expenses
Property operating expenses increased $7.5 million to $7.6 million for the nine months ended September 30, 2015 from $0.1 million for the nine months ended September 30, 2014, primarily related to our Acquisitions. The property operating expenses related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, maintenance, repairs and property insurance.
Operating fees incurred from the Property Manager
We incurred $0.1 million in fees for property management services from our Property Manager for the nine months ended September 30, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive a portion of property management fees for the nine months ended September 30, 2015 and all property management fees for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we would have incurred additional property management fees of $0.2 million and approximately $20,000, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $6.0 million for the nine months ended September 30, 2015 primarily related to our acquisition of 123 William Street in March 2015. Acquisition and transaction related expenses of $2.2 million during the nine months ended September 30, 2014 related to our acquisitions of two condominium units, which included an office unit and a parking garage, purchased during the nine months ended September 30, 2014.
General and Administrative Expenses
General and administrative expenses increased $2.0 million to $2.3 million for the nine months ended September 30, 2015, from $0.3 million for the nine months ended September 30, 2014, primarily due to increased audit fees, professional fees, insurance and board member compensation to support our larger real estate portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $11.1 million to $11.6 million for the nine months ended September 30, 2015, compared to $0.5 million for the nine months ended September 30, 2014, primarily related to our Acquisitions.

Interest Expense
Interest expense of $2.4 million for the nine months ended September 30, 2015 related to our mortgage note payable, the proceeds of which funded a portion of the acquisition of 123 William Street in March 2015. As of September 30, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.48%. We did not have any debt and therefore incurred no interest expense during the nine months ended September 30, 2014.
Income from Investment Securities and Interest
Income from investment securities and interest of $0.1 million for the nine months ended September 30, 2015 related to dividends earned on our investment in an equity security as well as interest earned on cash deposits. We did not earn any interest income during the nine months ended September 30, 2014.
Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash used in operating activities was $8.2 million. The level of cash flows used in or provided by operating activities is affected by recent acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2015 included $6.0 million of acquisition and transaction costs. Cash flows used in operating activities included a net loss adjusted for non-cash items of $0.5 million (net loss of $11.7 million adjusted for non-cash items consisting of depreciation and amortization of tangible and intangible real estate assets, share based compensation, and deferred financing costs of $11.3 million) and an increase in prepaid expenses, other assets and deferred costs of $10.3 million related to tenant and other accounts receivable, unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and leasing costs. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.9 million, primarily related to accrued property operating costs and professional fees and an increase in deferred rent and other liabilities of $0.6 million.
The net cash used in investing activities during the nine months ended September 30, 2015 was $162.9 million, primarily related to our acquisition of one property for $157.0 million, with an aggregate purchase price of $253.0 million, partially funded with a mortgage note payable of $96.0 million, as well as capital expenditures of $7.9 million relating to building and tenant improvements at 9 Times Square and 123 William Street. These cash outflows were partially offset by funds released from escrow of $2.1 million related to a prior period acquisition.
Net cash provided by financing activities of $179.7 million during the nine months ended September 30, 2015 consisted of proceeds from the issuance of common stock of $230.6 million, partially offset by payments of offering costs of $30.4 million, distributions to stockholders of $14.3 million, payments of financing costs of $4.6 million relating to our mortgage note and payments for repurchases of common stock of $1.6 million.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash used in operating activities was $1.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities includes $2.2 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $2.0 million (net loss of $2.5 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and share based compensation of approximately $0.5 million) and an increase in prepaid expenses and other assets of $0.2 million related to insurance and real estate taxes and other unpaid receivables. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.6 million and an increase in deferred revenue of $0.2 million.
Net cash used in investing activities during the nine months ended September 30, 2014 of $92.6 million related to the acquisition of three properties with a purchase price of $92.3 million and purchases of investment securities of $0.5 million. For the nine months ended September 30, 2014 net cash used in investing activities was offset by an assumed liability related to a tenant security deposit of $0.2 million.
Net cash provided by financing activities of approximately $301.7 million during the nine months ended September 30, 2014 consisted of proceeds, net of receivables, from the issuance of common stock of $337.4 million, partially offset by payments related to offering costs of $35.0 million and distributions to stockholders of $0.7 million.
Liquidity and Capital Resources
As of September 30, 2015, we had cash of $192.9 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our Share Repurchase Program ("SRP"). Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.

We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, the remaining proceeds from the sale of common stock and proceeds from secured mortgage financings. Management expects that in the future, as our portfolio matures, cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
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
The following table reflects the cumulative number of shares repurchased as of and during the nine months ended September 30, 2015.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015	4	4,100	25.00
Three months ended June 30, 2015	13	60,762	24.67
Three months ended September 30, 2015(1)	21	47,871	22.97
Cumulative repurchases as of September 30, 2015	38	112,733	$23.96
________________________

(1)	Includes 21 unfulfilled repurchase requests consisting of 47,871 shares at an average repurchase price per share of $22.97, which were processed in October 2015.
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

Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net loss (in accordance with GAAP)	$(7,239)	$(2,182)	$(2,305)	$(11,726)
Depreciation and amortization	1,839	4,937	4,822	11,598
FFO	(5,400)	2,755	2,517	(128)
Acquisition and transaction-related fees and expenses	5,949	63	—	6,012
Accretion of below- and amortization of above-market lease liabilities and assets, net	(218)	(659)	(648)	(1,525)
Straight-line rent	(215)	(1,548)	(1,259)	(3,022)
MFFO	$116	$611	$610	$1,337
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
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the nine months ended September 30, 2015, distributions paid to common stockholders totaled $28.9 million. Of that amount, $14.7 million was reinvested in shares of our common stock pursuant to the DRIP. During the nine months ended September 30, 2015, cash used to pay our distributions was generated from proceeds from the IPO and proceeds from the sale of our shares through the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2015		June 30, 2015		September 30, 2015		September 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions to stockholders	$7,898		$9,823		$11,217		$28,938
Source of distribution coverage:
Cash flows provided by operations(2)	$—	—%	$—	—%	$—	—%	$—	—%
Proceeds from the sale of shares through DRIP	4,011	50.8%	4,811	49.0%	4,234	37.7%	13,056	45.1%
Offering proceeds from issuance of common stock	3,887	49.2%	5,012	51.0%	6,983	62.3%	15,882	54.9%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$7,898	100.0%	$9,823	100.0%	$11,217	100.0%	$28,938	100.0%
Cash flows used in operations (GAAP basis)(2)	$(5,402)		$590		$(3,426)		$(8,238)
Net loss (in accordance with GAAP)	$(7,239)		$(2,182)		$(2,305)		$(11,726)
__________________________________

(1)
Excludes distributions of $0.1 million related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

(2) Cash flows used in operations for the nine months ended September 30, 2015 includes cash-related acquisition and transaction related expenses of $6.0 million.
The following table compares cumulative distributions paid to cumulative net loss, cumulative cash flows used in operations (in accordance with GAAP) and cumulative FFO for the period from December 19, 2013 (date of inception) through September 30, 2015:

For the Period
from December 19, 2013
(date of inception) to
(In thousands)	September 30, 2015
Distributions paid:
Distributions to stockholders	$36,784

Cumulative net loss:
Revenues	$20,987
Acquisition and transaction-related	(12,160)
Depreciation and amortization	(13,613)
Other operating expenses	(11,238)
Other non-operating expenses, net	(2,221)
Net loss (in accordance with GAAP)(1)	$(18,245)

Cash flows used in operations	$(13,203)

FFO	$(4,632)
_______________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage note payable over the next five years and thereafter as of September 30, 2015.

			Years Ended December 31,
(In thousands)	Total	October 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$96,000	$—	$96,000	$—	$—
Interest on mortgage notes payable	3,622	600	3,022	—	—
	$99,622	$600	$99,022	$—	$—
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with related parties of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs.
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
As of September 30, 2015, our debt consisted of variable-rate debt. We had a variable rate secured mortgage note payable with an aggregate carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $1.0 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows used in operations were $8.2 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we paid distributions of $28.9 million, of which $13.1 million, or 45.1%, was funded from proceeds from the sale of shares through the DRIP and $15.9 million, or 54.9%, was funded from proceeds from our IPO. During the nine months ended September 30, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $1.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2015, there would have been $1.9 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
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

We rely significantly on five major tenants (including, for this purpose, all related parties of such tenants) and therefore are subject to tenant credit concentration that make us more susceptible to adverse events with respect to such tenants.
As of September 30, 2015, the following major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all related parties of each tenant:

Property	Tenant	Percentage of Straight-Line Rent
123 William Street	Planned Parenthood Federation of America, Inc.	11.2%
123 William Street	The People of the State of New York	8.6%
400 E. 67th Street - Laurel Condominium	Cornell University	8.3%
123 William Street	The City of New York	8.0%
123 William Street	United States of America	6.5%
Therefore, the financial failure of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenants, and an adverse change in the tenants' financial condition or a decline in the credit rating of such tenants may result in a decline in the value of our investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
On July 13, 2015, we granted 2,666 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon exemption from the registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135), which became effective on April 24, 2014. The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of September 30, 2015, we have issued 30.2 million shares of our common stock, including unvested restricted shares and shares issued pursuant to our DRIP, and received $750.5 million of offering proceeds, inclusive of proceeds from our DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended September 30,
(In thousands)	2015
Selling commissions and dealer manager fees	$22,374
Other offering costs	6,132
Total offering costs	$28,506

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Nine Months Ended September 30,
(In thousands)	2015
Total commissions paid to the Dealer Manager	$22,374
Less:
Commissions to participating brokers	(15,505)
Reallowance to participating broker dealers	(2,625)
Net to the Dealer Manager	$4,244
As of September 30, 2015, we have incurred $84.1 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $666.4 million at September 30, 2015.
As of September 30, 2015, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering costs reimbursements incurred from the Advisor and Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we have used the net proceeds from our IPO to purchase five properties with an aggregate purchase price of $507.5 million.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 9, 2015, ARC advised us that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager. The termination has no effect on our current management team.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager. Neither we nor the Advisor are a named party in the administrative complaint. The Dealer Manager served as the dealer manager of our IPO, which was completed in May 2015, and, together with its affiliates, has continued to provide certain services to us and our Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. The Dealer Manager has previously solicited proxies on our behalf, although the Advisor has determined at this time that the Dealer Manager will no longer provide such services to us. The administrative complaint alleges employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by ARC but does not specifically refer to any actions taken in connection with any of our proxy solicitations.
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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 16, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *
First Amendment to Amended and Restated Advisory Agreement, dated as of November 5, 2015, among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC.

10.2 *	First Amendment to Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of November 5, 2015.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________
*     Filed herewith