Form 10-K
period 2015-12-31
American Realty Capital New York City REIT, Inc.
filed 2016-03-16
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

As of February 29, 2016, the registrant had 30,572,658 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2015

i

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2015

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history which makes our future performance difficult to predict;

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our advisor, New York City Advisors, LLC (our "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"); as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by AR Global affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area ("MSA"), especially New York City;

•
We have not generated and may not generate cash flows from operations sufficient to cover distributions paid to stockholders; as such, we may be unable to maintain cash distributions or increase distributions over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;

•	We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes ("REIT");

•
Because investment opportunities that are suitable for us may also be suitable for other AR Global-advised programs or investors, our Advisor and its affiliates may face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders;

•
We are party to an investment opportunity allocation agreement (the "Allocation Agreement") with another program that is sponsored by American Realty Capital III, LLC (our "Sponsor"), pursuant to which we may not have the first opportunity to acquire all properties identified by our Advisor and its affiliates;

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions;

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our initial public offering (the "IPO") are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law;

ii

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2015

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of December 31, 2015, we owned only five properties and therefore have limited diversification.
All forward-looking statements should be read with the risks noted in Part I, Item 1A of this Annual Report on Form 10-K.

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
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. In February 2015, as permitted, we reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, we registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). We closed our IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of December 31, 2015, we had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $754.6 million, inclusive of $24.9 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the net asset value ("NAV") pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the NAV per share of our common stock ("Estimated Per-Share NAV") as determined by our Advisor. The NAV pricing date means the date on which we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of December 31, 2015, we owned five properties consisting of 841,868 rentable square feet, which were 89.2% leased, with a weighted average remaining lease term of 7.8 years. Our five properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and two institutional-quality office buildings.
Substantially all of our business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the “OP”). We are the sole general partner and hold substantially all of the units of limited partner interests in the OP entitled "OP Units" (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. New York City Properties, LLC (our "Property Manager") manages our properties, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.

Investment Objectives:
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

•	Diversified Tenant Mix - Lease to a diversified group of tenants with a bias toward lease terms of five years or greater;

•	Pay Monthly Distributions - Pay monthly distributions, covered by cash flow from operations;

•	6-Year Exit - Exit within six years of the end of our IPO; and

•	Maximize Total Returns - Maximize total returns to our stockholders through a combination of realized appreciation and current income.
Acquisition and Investment Policies
Primary Investment Focus
We have focused and intend to continue focusing our investment activities on acquiring quality, income-producing commercial real estate located in the five boroughs of New York City and, in particular, properties located in Manhattan. We may also originate or acquire real estate debt backed by quality, income-producing commercial real estate located predominantly in New York City. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans. Pursuant to the Allocation Agreement, each proposed target investment (as defined in such agreement) sourced by our Advisor or its affiliates shall be subject to rotation as defined in the agreement.
Investing in Real Property
We have and expect to invest a majority of our assets in office properties located in New York City. We may also invest in real estate assets that accompany office space, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City.
Our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors when evaluating prospective investments. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2015 and 2014:

		December 31,
Property Portfolio	Tenant	2015	2014
123 William Street	Planned Parenthood Federation of America, Inc.	10.7%	N/A
400 E. 67th Street - Laurel Condominium	Cornell University	*	26.0%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	*	10.9%
_______________________________

*	Tenants annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on our revenues. No other tenant represents greater than 10% of our annualized rental income on a straight-line basis as of December 31, 2015 and 2014.

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
Investing in Equity Securities
We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our IPO, or to represent a substantial portion of our assets at any one time. In addition, we do not expect our non-controlling equity investments in other public companies combined with our investments in real estate properties outside of our target investments and other real estate-related investments to exceed 10.0% of our portfolio.
Acquisition Structure
We have acquired real estate and real-estate related assets directly, for example, by acquiring fee interests in real property (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), or by purchasing interests, including controlling interests, in REITs or other "real estate operating companies," such as real estate management companies and real estate development companies, that own real property. We also may acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest, or assets under ground leases. Our assets generally are held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset.
Financing Strategies / Offerings
We use debt financing to fund property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We do not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to 40.0% – 50.0% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. Subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Tax Status
 We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles ("GAAP")) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Competition
The New York City real estate market is highly competitive. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. In addition, the number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties and to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, lenders, governmental bodies and other entities. We also may compete with other entities advised or sponsored by affiliates of our Sponsor for properties or tenants. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our potential borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, the number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
 Regulations
 Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such material capital expenditures during 2016.
Employees
 We have no direct employees. The employees of our Advisor and its affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management and investor relations services.
 We are dependent on these entities for services that are essential to us, including capital markets activities, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments
  Our current business consists of acquiring, investing in, owning, managing, operating, leasing, and disposing of real estate assets. All of our revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. See our consolidated financial statements beginning on page F-1 for our revenues from tenants, net income or loss, total assets and other financial information.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.newyorkcityreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions and the value of an investment in our common stock.
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
All of our properties are located in the New York MSA, making us dependent upon the economic climate in New York City and subject to significant competitive pressure.
All of the real estate assets we own are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or lodging space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. These adverse effects could be more pronounced than if we diversified our investments outside of New York City.
Moreover, the New York City real estate market is highly competitive. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in the New York City market could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors and lenders. We also may compete with other entities advised or sponsored by affiliates of our Sponsor for properties or tenants. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, the number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
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
We have established our share repurchase program (the "SRP"), but it includes numerous restrictions that limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year, and our board of directors has the right to reject any request for repurchase. During the quarter ended December 31, 2015, our board of directors authorized us not to accept all of the repurchase requests we received. Moreover, in its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days' notice.
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
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year and the source of funding for repurchases.
Generally, a stockholder must have held shares for at least one year in order to participate in our SRP unless such repurchase is in connection with a stockholder's death or disability. Prior to the NAV pricing date, the price per share that we will pay to repurchase shares of our common stock will be based on the amount paid for each share. On or after establishing the estimated NAV, the repurchase price per share that we will pay to repurchase shares of our common stock will be based on Estimated Per-Share NAV.
We will limit repurchases for each six-month period ending June 30 and December 31 to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given fiscal semester will be funded from proceeds received during that same fiscal semester through the issuance of common stock pursuant to the DRIP, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose.
These limits might prevent us from accommodating all repurchase requests made in any year and there can be no assurance any shares will be repurchased under our SRP. During the quarter ended December 31, 2015, out board of directors authorized us not to accept all of the repurchase requests we received. There can be no assurance that our SRP will not be further limited or amended.

We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay distributions to our stockholders at the current rate. Our cash flows used in operations were $5.2 million for the year ended December 31, 2015 and, as such, our distributions were paid with cash proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. We started to accrue distributions on June 13, 2014, the date of our first property acquisition and the distributions were first paid out in July 2014. During the year ended December 31, 2015, we paid distributions of $40.4 million, of which $22.7 million, or 56.3%, was funded from cash proceeds from the IPO and $17.6 million, or 43.7%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the year ended December 31, 2015 cash flows from operations included an increase in accounts payable and accrued expenses of $1.2 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2015, there would have been $1.2 million less in cash flows from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
We do not expect to generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand, which represents the remaining proceeds we received in our IPO, and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
Funding distributions from any of these sources may reduce the amount of capital we ultimately invest in properties and other permitted investments, have available for other purposes and may negatively impact the value of an investment in our common stock, especially if a substantial portion of our distributions is paid from offering proceeds. There is no guarantee that we will pay any particular amount of distributions, if at all. There is no assurance that we will be able to obtain funds from such sources, or pay or maintain our current level of dividends.
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
We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect an investment in our common stock.
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

If we are unable to find suitable investments on a timely basis, we may not be able to achieve our investment objectives or pay distributions.
As of December 31, 2015, we had not yet invested $182.7 million in net proceeds from our IPO. We rely upon our Sponsor and the real estate professionals affiliated with our Sponsor to identify suitable investments. To the extent that our Sponsor and the real estate professionals employed by our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could negatively impact our cash flow from operations.
Moreover, to the extent that we determine to make additional investments, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives, we have acquired and may continue to acquire assets that are not necessarily up to our normal standards with respect to occupancy of 80%, but which we can reposition, redevelop or remarket to create value enhancement and capital appreciation opportunistically. For example, we acquired 9 Times Square in November 2014 at 50.3% occupancy, and, as of December 31, 2015, it is 52.6% occupied. Subsequent to acquisition, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. There can be no assurance as to whether the occupancy rate will increase, if at all, and if the realization of this opportunistic investment will be expected on a timely basis, or at all.

As a result of our investment in these types of assets, we will face increased risks relating to changes in the New York City economy and increased competition for similar properties in this market, as well as increased risks that the economic trends and demand for office space and other real estate in this market or sub-market will not persist and the value of our properties will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected.
We have no investment criteria limiting the size of each investment we make. Any individual real estate investment could represent a material percentage of our assets, and if that investment experiences a loss, the value of our stockholders' investment in us could be significantly diminished.
As of December 31, 2015, our two largest assets, 123 William Street and 9 Times Square, aggregated approximately 84% of the total square footage in our portfolio. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our stockholders' investment could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our stockholders' investment.
We rely significantly on five major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2015, the following five tenants represented 5% or more of our total annualized rental income, based on leases signed, on a straight-line basis:

Building	Tenant	Percentage of Straight-Line Rent
123 William Street	Planned Parenthood Federation of America, Inc.	10.7%
123 William Street	The People of the State of New York	8.2%
400 E. 67th Street - Laurel Condominium	Cornell University	7.9%
123 William Street	The City of New York	7.6%
123 William Street	United States of America	6.2%
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
We are dependent on our Advisor to provide us with executive officers and key personnel and our operating performance may be impacted by any adverse changes in the financial health of our Advisor.
We have no direct employees. Personnel and services that we require are provided to us under contracts with our Advisor. We depend on our Advisor to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of our executive officers, including our chief executive officer, Michael A. Happel, our interim chief financial officer, Nicholas Radesca, our chief investment officer, Patrick O’Malley, and other key personnel of our Advisor and our Property Manager. Our executive officers are also executive officers of a NYSE-listed REIT with similar investment objectives to ours which is also sponsored by our Sponsor and is advised by entities under common control with our Sponsor and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor or our Property Manager could negatively impact their ability to supply us with the key personnel necessary for successful operations.
We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in the five boroughs of New York City, particularly in Manhattan. If we lose or are unable to obtain the services of highly skilled professionals capable of establishing or maintaining appropriate strategic relationships, our ability to acquire additional properties could be adversely affected and our results of operations could suffer.

In addition, our Advisor depends upon the fees and other compensation that it receives from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We may change our targeted investments without stockholder consent.
We have invested and intend to invest in a portfolio of office properties and other property types located in the five boroughs of New York City, specifically Manhattan. We do not expect to allocate more than 10.0% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; credit default swaps; and the equity securities of other REITs and real estate companies. Non-controlling equity investments in other public companies may exceed 5.0% of the proceeds of our IPO. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
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
We established the price of the shares of common stock being offered pursuant to the DRIP and the prices we may pay for shares repurchased under our SRP on an arbitrary basis.
Our board of directors has arbitrarily determined the initial selling price of the shares in our IPO and did not base the price on our book value, or to any other established criteria for valuing shares. Until the NAV pricing date, the shares of common stock being offered pursuant to the DRIP and the prices we may pay for shares repurchased under our SRP are also based on this arbitrarily determined price. This price is not based upon any independent valuation and is not indicative of the proceeds that our stockholders would receive upon liquidation.
Following the NAV pricing date, the purchase price per share for shares issued pursuant to the DRIP and shares repurchased under the SRP will be based on the Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the price our stockholders would receive for their shares in a market transaction.
The NAV pricing date will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO. On the NAV pricing date, we will publish our Estimated Per-Share NAV on a periodic report filed with the SEC. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with the valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.

Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable NAV.
Because they will be based on Estimated Per-Share NAV following the NAV pricing date, the price our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction.
Because valuations will only occur periodically, Estimated Per-Share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Following the initial valuation of Estimated Per-Share NAV, subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, Estimated Per-Share NAV may be affected, but we will not retroactively or proactively adjust Estimated Per-Share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our Estimated Per-Share NAV when a periodic valuation is completed.
Because valuations will only occur periodically, our Estimated Per-Share NAV may differ significantly from our actual NAV at any given time.
Prior to the NAV pricing date, our stockholders will not be able to determine the NAV of their shares.
We will not publish our NAV until the NAV pricing date. Because the price our stockholders will pay for shares of our common stock under the DRIP, and the price at which their shares may be repurchased by us pursuant to our SRP, will be based on our estimated NAV commencing with the NAV pricing date, our stockholders may pay more than realizable value or receive less than realizable value for their investment.
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
Our Advisor and its affiliates receive fees from us, which could be substantial. These fees could influence our Advisor’s advice to us as well as its judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with affiliates of our Sponsor, including the advisory agreement and the property management agreement;

•
public offerings of equity by us, which will likely entitle our Advisor to increased acquisition fees and potentially increase the asset management subordinated participation interest assuming the triggers are satisfied;

•
sales of properties and other investments to third parties, which entitle our Advisor and New York City Special Limited Partnership, LLC (the "Special Limited Partner") to real estate commissions and possible subordinated incentive distributions, respectively;

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

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell our company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds.

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
Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as it would if it had made more significant equity investments in us.
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
Our Advisor may face conflicts of interest relating to joint ventures that we may form with affiliates of our Sponsor.
If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, we may enter into joint venture agreements with other Sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by our Advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in our Advisor, our Property Manager or other Sponsor-affiliated entities. These persons may face conflicts of interest in determining which Sponsor-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Sponsor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Sponsor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Sponsor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders' detriment.
Our Sponsor, Advisor, executive officers and other key personnel face conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor.
To the extent we seek out additional investment opportunities, we rely on the executive officers and other key professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the other key professionals of our Advisor are also the key professionals at the parent of our Sponsor and their other public programs, and our executive officers are also executive officers of New York REIT, Inc. (“NYRT”), which is a NYSE-listed REIT sponsored by our Sponsor that has investment objectives similar to ours. The Allocation Agreement provides that acquisitions of properties identified for acquisition by our Advisor or the advisor to NYRT requires rotation among us and this entity depending on which one of us has sufficient capital to acquire all or some of the property acquisitions and which of us most recently made a property acquisition. As a result, we may not be able to acquire a property that we desire because of this agreement.
In addition, other programs sponsored by the parent of our Sponsor that are not parties to the Allocation Agreement own properties, or may seek to acquire properties, in the New York MSA. Thus, a conflict could arise between us and one or more of these programs sponsored by the parent of our Sponsor to acquire or sell a property, lease vacant space or renew existing leases. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Also, we may acquire properties from, or sell properties to, other programs sponsored by the parent of our Sponsor.

Our officers and directors face conflicts of interest related to the positions they hold with our Advisor, our Property Manager and other affiliated entities.
Certain of our executive officers, including Michael A. Happel, our chief executive officer and president, Nicholas Radesca, our interim chief financial officer, and Patrick O’Malley, our chief investment officer, also are officers of our Advisor, our Property Manager and other affiliated entities, including the advisor and property manager of NYRT, which is a NYSE-listed REIT sponsored by our Sponsor that has investment objectives similar to ours. Some of our directors also are directors of other REITs sponsored by affiliates of the parent of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their stockholders, which may result in them taking actions or making decisions that conflict with the duties that they owe to us and our stockholders.
These conflicts could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to entities sponsored by affiliates of our Advisor, (c) the timing and terms of the investment in or sale of an asset, (d) investments with entities sponsored by affiliates of our Advisor, (e) compensation to our Advisor and its affiliates including our Property Manager, and (f) any decision to sell our company or sell all, or substantially all, of our assets.
Moreover, the management of multiple REITs by certain of the officers and other key personnel of our Advisor may significantly reduce the amount of time they are able to spend on our activities.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
Under our advisory agreement and the limited partnership agreement of our OP, or the partnership agreement, the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the Special Limited Partner to fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires our OP to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution will still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the Special Limited Partner or its assignees. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor is entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor may not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments. In addition, our agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.

Risks Related to Our Corporate Structure
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
Our charter permits our board of directors to issue stock that may dilute our stockholders’ interests in us and containing terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us for a premium price.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter permits our board of directors to issue up to 350.0 million shares of capital stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. In addition, our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or any of its affiliates, (4) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation, or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the OP. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Our stockholders may also experience dilution in the book value and fair value of their shares depending on the terms and pricing of any additional offerings and the value of our real estate investments.
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
Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters: (a) election or removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) dissolution of our company; and (d) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all matters other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.
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
Our Advisor, its affiliates and entities under common control with our Advisor perform services for us in connection with the selection and acquisition of our investments, the coordination of financing, the management and leasing of our properties, the administration of our other investments, as well as the performance of other administrative responsibilities for us including accounting services, transaction management services and investor relations. We pay them fees for these services, which could be substantial, and which may reduce the value of our stockholders' investment and reduces the amount of cash available for investment in assets or distribution to stockholders.
We may be unable to obtain funding for future capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
We will likely be responsible for any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders' investment.

Future offerings of equity securities which are senior to our common stock for purposes of distributions or upon liquidation, may adversely affect the value of our common stock.
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
Because we conduct all of our operations through the OP, we depend on it and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the OP and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We receive cash to pay distributions only from our OP and its subsidiaries. We cannot assure you that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy our stockholders' claims as stockholders only after all of our and our OP and its subsidiaries liabilities and obligations have been paid in full.
General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general. These changes may impact our profitability and ability to realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;

•	increases in operating expenses;

•	vacancies and inability to lease or sublease space;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
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
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments, which could adversely affect our financial condition and ability to pay distributions.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board (the "IASB") conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The final standards were released in February 2016. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investments.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the 'TRIA"), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
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
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
Our properties are located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our properties' ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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

Costs of complying with governmental laws and regulations, including those relating to environmental matters and discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
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
We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our IPO, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Form 10-K.

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
One of the five properties we have acquired was acquired using mortgage financing. We expect that we will acquire additional real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our borrowings to 40.0% - 50.0% of the aggregate fair market value of our assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation will be calculated once we have invested substantially all the proceeds of our IPO and does not apply to individual real estate assets or investments. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.
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
We have incurred indebtedness and expect that we will incur indebtedness in the future. Because our indebtedness is variable rate, and to the extent that we incur additional variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
As of December 31, 2015, all of our outstanding mortgage indebtedness was interest-only. We may also finance future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

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
We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

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
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use our taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders' investment. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

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
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of “U.S. real property interests” ("USRPIs") generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded, as defined by applicable Treasury regulations” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded” on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market.
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
With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of our IPO until the NAV pricing date, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan or the redemption of interests in our OP.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	4.8
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	8.3
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	21.8
9 Times Square(2)	Nov. 2014	1	166,640	52.6%	4.9
123 William Street	Mar. 2015	1	542,676	97.7%	8.0
		5	841,868	89.2%	7.8
_______________________________

(1)	Remaining lease term in years as of December 31, 2015, calculated on a weighted-average basis, as applicable.

(2)	This property was formerly known as 570 Seventh Avenue.
Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2015. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$26,644
2017	25,210
2018	24,439
2019	23,961
2020	22,489
2021	21,746
2022	19,161
2023	16,540
2024	14,662
2025	9,488
Thereafter	32,846
Total	$237,186

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent(1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2016	6	$2,367	6.8%	64,377	8.6%
2017	8	2,887	8.3%	72,019	9.6%
2018	4	1,227	3.5%	26,801	3.6%
2019	4	1,463	4.2%	32,198	4.3%
2020	9	1,562	4.5%	33,268	4.4%
2021	4	2,023	5.8%	49,382	6.6%
2022	5	4,705	13.4%	110,641	14.7%
2023	1	247	0.7%	2,908	0.4%
2024	4	4,853	13.9%	76,081	10.1%
2025	11	6,983	20.0%	116,169	15.5%
Total	56	$28,317	81.1%	583,844	77.8%
_____________________________

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration, excluding operating expense reimbursements and free rent.
Tenant Concentration
As of December 31, 2015, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio. One tenant, Planned Parenthood Federation of America, Inc. at 123 William Street, represented approximately 10.7% of our total annualized rental income on a straight-line basis as of December 31, 2015.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the properties located at 123 William Street, 9 Times Square and 400 E. 67th Street represent greater than 10% of our total portfolio. The tenant concentrations of the properties located at 123 William Street, 9 Times Square and 400 E. 67th Street are summarized below:
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income on a straight-line basis for signed leases of 123 William Street as of December 31, 2015:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	12.0%	Jul. 2031	15.6	1 - 5 year option	$3,326
______________________________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

9 Times Square
The following table lists the tenants at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis for signed leases of 9 Times Square as of December 31, 2015:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
UXC Eclipse (USA) LLC	8,780	5.3%	Sept. 2024	8.7	None	$582
Black Mountain Systems, LLC	8,780	5.3%	Oct. 2022	6.8	1 - 5 year option	$552
________________________________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
400 E. 67th Street
The following table lists the tenants at 400 E. 67th Street whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis for signed leases of 400 E. 67th Street as of December 31, 2015:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 400 E. 67th Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
Cornell University	29,321	49.9%	Jun. 2024	8.5	3 - 5 year options	$2,476
Quik Park East 67th Street LLC	26,009	44.3%	Nov. 2021	5.9	2 - 5 year options	$854
________________________________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financing
Our mortgage note payable as of December 31, 2015 consists of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2015		Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street	1	$96,000	(1)	2.52%	(2)	Variable	Mar. 2017	(3)
_____________________

(1)	We may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.2315% at December 31, 2015, plus a margin of 2.25%, based on a 360 day year.

(3)	We have a one-time option to extend the maturity date by one year.

Item 3. Legal Proceedings.
The information related to litigation and regulatory matters contained in "Note 8 — Commitments and Contingencies" of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No established public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. During our IPO, we sold shares of our common stock to the public at a price of $25.00 per share and continue to sell shares of our common stock at $23.75 per share pursuant to our DRIP.
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
Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the Estimated Per-Share NAV as determined by our Advisor. The NAV pricing date means the date on which we first publish an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date we broke escrow in the IPO.
Holders
As of February 29, 2016, we had 30,572,658 shares of common stock outstanding held by a total of 13,773 stockholders of record.
Distributions
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to maintain our status as a REIT under the Code.
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. The distributions began to accrue to record holders on June 13, 2014, which date represents the closing of our initial property acquisition, and were first paid in July 2014. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. From a U.S. federal income tax perspective, 100% of distributions, or $1.51 and $0.84 per share, respectively, for the years ended December 31, 2015 and 2014 represented a return of capital. On March 9, 2016, our board of directors approved a change to the daily distribution amount to $0.004132513665 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.5125 per annum, per share of common stock.

The following table reflects distributions paid in cash and through the DRIP to common stockholders, excluding distributions related to Class B units, which are expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2015 and for the period from June 13, 2014, the date on which distributions began to accrue, to December 31, 2014:

(In thousands)	Total Distributions Paid	Total Distributions Declared
2015:
1st Quarter 2015	$7,898	$8,462
2nd Quarter 2015	9,823	10,310
3rd Quarter 2015	11,217	11,390
4th Quarter 2015	11,439	11,590
Total 2015	$40,377	$41,752

2014:
1st Quarter 2014	$—	$—
2nd Quarter 2014	—	186
3rd Quarter 2014	2,018	3,347
4th Quarter 2014	5,828	6,855
Total 2014	$7,846	$10,388
Payments to our stockholders in respect of their shares are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend payments at any time. For the year ended December 31, 2015, our distributions were funded through proceeds from our IPO and proceeds from the sale of our shares through the DRIP. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Distributions.
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by our board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2015, 1,494,668 shares of common stock were available for grant as awards under the RSP.
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.

Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2015 except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of December 31, 2015, we have issued 30.4 million shares of our common stock, including unvested restricted shares and shares issued pursuant to our DRIP, and received $754.6 million of offering proceeds, inclusive of proceeds from our DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,
(In thousands)	2015	2014
Selling commissions and dealer manager fees	$22,374	$46,997
Other offering costs	6,050	8,628
Total offering costs	$28,424	$55,625
The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Year Ended December 31,
(In thousands)	2015	2014
Total commissions paid to the Former Dealer Manager	$22,374	$46,997
Less:
Commissions to participating brokers	(15,505)	(31,920)
Reallowance to participating broker dealers	(2,625)	(5,685)
Net to the Former Dealer Manager	$4,244	$9,392
As of December 31, 2015, we have incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $670.6 million at December 31, 2015.
As of December 31, 2015, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2015, we have used the net proceeds from our IPO to purchase five properties with an aggregate purchase price of $507.5 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted our SRP that enables our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP in effect as of December 31, 2015, shares were repurchased on a quarterly basis.
In January 2016, our board of directors unanimously approved an amendment and restatement of the SRP, effective February 28, 2016, which supersedes and replaces the SRP. The Amended and Restated SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Prior to the NAV pricing date, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - the lower of $23.13 or 92.5% of the amount they actually paid for each share; and,

•	after two years from the purchase date -the lower of $23.75 or 95.0% of the amount they actually paid for each share.
In the case of requests for death or disability prior to the NAV pricing date, the repurchase price per share is equal to the price paid to acquire the shares from the Company.
Following the NAV pricing date, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date - 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date - 97.5% of the Estimated Per-Share NAV; and,

•	after four years from the purchase date - 100.0% of the Estimated Per-Share NAV.
We are only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. Purchases under the SRP will be limited in any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year.
Under the SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given fiscal semester will be funded from proceeds received during that same fiscal semester through the issuance of common stock pursuant to the DRIP, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose.
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

When a stockholder requests a redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015	4	4,100	25.00
Three months ended June 30, 2015	13	60,762	24.67
Three months ended September 30, 2015	21	47,871	22.97
Three months ended December 31, 2015(1)	49	71,047	23.11
Cumulative repurchases as of December 31, 2015	87	183,780	$23.63
________________________

(1)
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 68,491 shares for $1.6 million (in addition to 2,556 shares at a weighted-average repurchase price of $23.22 processed in the fourth quarter 2015) at an average repurchase price per share of $23.11 (including all shares submitted for death or disability) were completed in January 2016, while 27,113 shares for $0.6 million at an average price per share of $22.84 were not fulfilled. The accrual for approved but not completed repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from December 19, 2013 (date of inception) to December 31, 2015.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2015 and 2014 and the period from December 19, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2015	2014	2013
Total real estate investments, at cost	$550,369	$270,083	$—
Total assets	729,239	458,565	35
Mortgage notes payable	96,000	—	—
Total liabilities	133,100	21,159	35
Total equity	596,139	437,406	—

	Year Ended December 31,		Period from December 19, 2013 (date of inception) to December 31,
Operating data (In thousands, except share and per share data)	2015	2014	2013
Total revenues	$26,436	$2,851	$—
Total operating expenses	38,849	9,386	—
Operating loss	(12,413)	(6,535)	—
Total other income (expense)	(3,372)	16	—
Net loss	$(15,785)	$(6,519)	$—
Other data:
Cash flows used in operations	$(5,194)	$(4,965)	$—
Cash flows used in investing activities	(169,164)	(256,567)	—
Cash flows provided by financing activities	172,717	445,873	—
Per share data:
Basic and diluted net loss per common share(1)	$(0.57)	$(0.95)	$—
Distributions declared per common share	$1.51	$0.84	$—
Basic and diluted weighted-average number of common shares outstanding(1)	27,599,363	6,849,166	—
_______________________

(1)
During the year ended December 31, 2015, we identified a historical error in the preparation of our basic and diluted weighted average shares for the full year ended December 31, 2014 and, as a result, understated the reported amount of basic and diluted weighted average shares outstanding and overstated basic and diluted net loss per share for the year ended December 31, 2014. Historical information has been revised to correct this error.

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
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Offering and Related Costs
All offering costs incurred by us, our Advisor and its affiliates on our behalf are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs are less than 12.0% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, GAAP require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to the commencement date for the purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession of or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or if the tenant owns the tenant improvements. When we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that the tenant is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
When we conclude that we are the owner of tenant improvements, we capitalize the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
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
We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If we own certain properties with leases that include these provisions, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss.
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

In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective estimated fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the comparable fair market lease rate, measured over the remaining term of the lease. The fair value of other intangible assets, such as real estate tax abatements and signage rights, are recorded based on the present value of the expected benefit and amortized over the expected useful life including any below-market fixed rate renewal options for below-market leases.
Fair values of assumed mortgages, if applicable, are recorded as debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
Non-controlling interests in property owning entities are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
We utilize a number of sources in making our estimates of fair values for purposes of allocating purchase price, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods; otherwise, we continue to report these properties' operations within continuing operations. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs for all periods presented when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Acquired above-market leases are amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above- and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, we determine estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments may result in the immediate recognition of an impairment loss, resulting in a reduction of net income (loss).

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships) and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the revised guidance will have a material impact to our financial position, results of operations or cash flows.
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
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. We are currently evaluating the impact of the new guidance.
In February 2016, the FASB issued a new standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leasing standard. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption permitted. We are currently evaluating the impact of this new guidance.

Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. From June 2014 through December 31, 2015, we acquired the five properties we owned as of December 31, 2015 (our "Acquisitions"). Accordingly, due to our Acquisitions, our results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflect significant increases in most categories. We had no net income or loss for the period from December 19, 2013 (date of inception) to December 31, 2013.
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Rental Income
Rental income increased $21.8 million to $24.5 million for the year ended December 31, 2015, compared to $2.7 million for the year ended December 31, 2014. The increase in rental income was primarily due to our Acquisitions. As of December 31, 2015, our portfolio occupancy was 89.2% leased. Additionally, our property located at 9 Times Square was 52.6% leased as of December 31, 2015. Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. There can be no assurance as to whether the occupancy rate will increase and if the realization of this opportunistic investment will be expected on a timely basis, or at all. To the extent we continue to experience vacancy at that property, our revenues related to 9 Times Square may be lower than expected.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.8 million to $2.0 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014, primarily due to our Acquisitions.
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
Property Operating Expenses
Property operating expenses increased $10.6 million to $11.3 million for the year ended December 31, 2015, compared to $0.7 million for the year ended December 31, 2014, primarily due to our Acquisitions. Property operating expenses primarily related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.
Operating Fees Incurred from Related Parties
We incurred $1.1 million in fees for asset and property management services from our Advisor and Property Manager for the year ended December 31, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive a portion of property management fees for the year ended December 31, 2015 and all property management fees for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, we would have incurred additional property management fees of $0.2 million and $0.1 million, respectively, had these fees not been waived.
Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $1.0 million in cash for asset management fees for the year ended December 31, 2015.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $6.0 million for the year ended December 31, 2015 primarily related to our acquisition of 123 William Street in March 2015 (our "2015 Acquisition"). Acquisition and transaction related expenses of $6.1 million for the year ended December 31, 2014 related to the acquisitions of the Hit Factory, the Laurel Condominium, 200 Riverside Boulevard and 9 Times Square (our "2014 Acquisitions").

General and Administrative Expenses
General and administrative expenses increased $3.1 million to $3.6 million for the year ended December 31, 2015, compared to $0.5 million for the year ended December 31, 2014. The increase in general and administrative expenses was largely attributable to higher professional fees, which increased by $2.8 million. During the year ended December 31, 2015, we incurred $1.1 million of audit fees related to our 2014 financial statement audit that were recognized in full during 2015 due to our change of auditors in February 2015 and services incurred related to the audit of our 2015 financial statements. Professional fees also increased due to $0.4 million of transfer agent fees that were recognized in general and administrative expenses during the year ended December 31, 2015. Prior to the close of our IPO in May 2015, transfer agent fees were recorded as a reduction to additional paid-in capital on our accompanying consolidated balance sheets. During the year ended December 31, 2015, our Advisor also began requesting reimbursement of general and administrative expenses totaling $0.4 million, which were previously waived. No such reimbursement requests were made during the the year ended December 31, 2014. The remaining increase in professional fees related to legal fees that resulted from having a full year of operations.
Depreciation and Amortization
Depreciation and amortization expenses increased $14.8 million to $16.8 million for the year ended December 31, 2015, compared to $2.0 million for the year ended December 31, 2014, primarily as a result of our Acquisitions.
Interest Expense
Interest expense of $3.6 million for the year ended December 31, 2015 related to our mortgage note payable, the proceeds of which funded a portion of our 2015 Acquisition in March 2015. As of December 31, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.52%. We did not have any debt and therefore incurred no interest expense during the year ended December 31, 2014.
Income from Investment Securities and Interest
Income from investment securities increased $0.2 million to $0.3 million for the year ended December 31, 2015, compared to approximately $16,000 for the year ended December 31, 2014. The income related to interest earned on our $182.7 million cash balance as of the year ended December 31, 2015 and dividends earned on our investment in equity securities purchased in August 2014.
Other-Than-Temporary Impairment on Investment Securities
During year ended December 31, 2015, we were required to recognize impairment charges of $0.1 million on our investment in equity securities, which had previously been in a continuous unrealized loss position for greater than twelve months.
Cash Flows for the Year Ended December 31, 2015
During year ended December 31, 2015, net cash used in operating activities was $5.2 million, which is comparable to $5.0 million of net cash used in operating activities during the year ended December 31, 2014. Net cash flows used in operating activities included acquisition and transaction related expenses of $6.0 million and $6.1 million, respectively, for the years ended December 31, 2015 and 2014.
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $15.8 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $16.1 million, which resulted in cash inflows of $0.3 million. Net cash used in operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $1.2 million for an increase in accounts payable and accrued expenses primarily related to accrued common stock redemptions.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $8.2 million related to prepaid insurance and real estate taxes as well as accounts receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during year ended December 31, 2015 of $169.2 million, primarily related to our 2015 Acquisition for $157.0 million, with an aggregate purchase price of $253.0 million, partially funded with a mortgage note payable of $96.0 million, as well as capital expenditures of $14.2 million relating to building and tenant improvements at 9 Times Square and 123 William Street. These cash flows were partially offset by funds released from escrow of $2.1 million related to the acquisition of 9 Times Square.

Net cash provided by financing activities of $172.7 million during year ended December 31, 2015 consisted of proceeds, from the issuance of common stock of $230.6 million, partially offset by payments of offering costs of $30.6 million, cash distributions to stockholders of $19.9 million, payments of financing costs of $4.6 million relating to our mortgage note and payments for the repurchase of common stock of $2.8 million.
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
The net cash used in investing activities during the year ended December 31, 2014 of $256.6 million primarily related to the acquisition our 2014 Acquisitions for $256.0 million, consisting of an aggregate purchase price of $254.5 million and amounts deposited in escrow of $2.1 million, net of assumed liabilities of $0.6 million. The amounts deposited in escrow will be released to us in accordance with an escrow agreement. Cash used in investing activities also included $0.5 million in purchases of investment securities and capital expenditures of $0.1 million.
Net cash provided by financing activities of $445.9 million during the year ended December 31, 2014 consisted of proceeds, net of receivables, from the issuance of common stock of $503.4 million, partially offset by payments of offering costs of $54.2 million and cash distributions to stockholders of $3.3 million.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including FFO and MFFO. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as FFO, which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Net loss (in accordance with GAAP)	$(7,239)	$(2,182)	$(2,305)	$(4,059)	$(15,785)
Depreciation and amortization	1,839	4,937	4,822	5,161	16,759
FFO	(5,400)	2,755	2,517	1,102	974
Acquisition and transaction-related fees and expenses	5,949	63	—	3	6,015
Accretion of below- and amortization of above-market lease liabilities and assets, net	(218)	(659)	(648)	(951)	(2,476)
Straight-line rent	(215)	(1,548)	(1,259)	(780)	(3,802)
Other-than-temporary impairment on investment securities	—	—	—	70	70
MFFO	$116	$611	$610	$(556)	$781
Liquidity and Capital Resources
As of December 31, 2015, we had cash of $182.7 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our SRP. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.
We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, the remaining proceeds from the sale of common stock and proceeds from secured mortgage financings. Management expects that, as our portfolio of investments stabilizes, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We have used mortgage financing to acquire one of our properties and expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Once we begin calculating NAV and our NAV exceeds $1.0 billion, we intend to maintain 5% of our NAV in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.

Share Repurchase Program
Our board of directors has adopted the SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. On January 25, 2016, we announced that our board of directors had unanimously approved an amendment to the SRP. See Subsequent Events below. Under the SRP, stockholders may request that we repurchase all or any portion of their shares of common stock, if such repurchase does not impair our capital or operations. Repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually. We fund repurchases from proceeds from the sale of common stock pursuant to the DRIP as well as any reservation of funds the board of directors, in its sole discretion, make available for this purpose.
During the quarter ended December 31, 2015, our board of directors authorized us not to accept all of the repurchase requests we received.
On January 25, 2016, we announced that our board of directors had unanimously approved an amended and restated SRP which will become effective on February 28, 2016 (see Subsequent Events below).
The following table reflects the cumulative number of shares repurchased as of and during the year ended December 31, 2015.

	Number of Requests	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Three months ended March 31, 2015	4	4,100	25.00
Three months ended June 30, 2015	13	60,762	24.67
Three months ended September 30, 2015	21	47,871	22.97
Three months ended December 31, 2015(1)	49	71,047	23.11
Cumulative repurchases as of December 31, 2015	87	183,780	$23.63
________________________

(1)
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 68,491 shares for $1.6 million (in addition to 2,556 shares at a weighted-average repurchase price of $23.22 processed in the fourth quarter 2015) at an average repurchase price per share of $23.11 (including all shares submitted for death or disability) were completed in January 2016, while 27,113 shares for $0.6 million at an average price per share of $22.84 were not fulfilled. The accrual for approved but not completed repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from December 19, 2013 (date of inception) to December 31, 2015.

Capital Expenditures
We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
As of December 31, 2015, 9 Times Square was 52.6% occupied. Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we expect to incur $10.0 million to $15.0 million of additional capital expenditures during 2016 related to building improvements, tenant improvements and leasing commissions as we continue to execute on our repositioning, redeveloping and remarketing plan.
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

Distributions
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. During the year ended December 31, 2015, we declared and paid distributions at a rate equal to $0.0041438356 per day, which is equivalent to $1.5125 per share per annum. The distributions began to accrue to record holders on June 13, 2014, which date represents the closing of our initial property acquisition, and were first paid in July 2014. Distributions to record holders are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On March 9, 2016, our board of directors approved a change to the daily distribution amount to $0.004132513665 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.5125 per annum, per share of common stock.
Future distributions to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Code. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2015, distributions paid to common stockholders totaled $40.4 million. Of that amount, $20.4 million was reinvested in shares of our common stock pursuant to the DRIP. During the year ended December 31, 2015, cash used to pay our distributions was generated from proceeds from the IPO and proceeds from the sale of our shares through the DRIP.
We do not expect to generate sufficient cash flow from operations in 2016 to fund distributions at our current level and we may not generate sufficient cash flows from operations to fund future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand, which represents the remaining proceeds we received in our IPO, and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015		December 31, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions to stockholders	$7,898		$9,823		$11,217		$11,440		$40,378
Source of distribution coverage:
Cash flows provided by operations(2)	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Proceeds from the sale of shares through DRIP	4,011	50.8%	4,811	49.0%	4,234	37.7%	4,574	40.0%	17,630	43.7%
Offering proceeds from issuance of common stock	3,887	49.2%	5,012	51.0%	6,983	62.3%	6,866	60.0%	22,748	56.3%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$7,898	100.0%	$9,823	100.0%	$11,217	100.0%	$11,440	100.0%	$40,378	100.0%
Cash flows provided by (used in) operations (GAAP basis)(2)	$(5,402)		$590		$(3,426)		$3,044		$(5,194)
Net loss (in accordance with GAAP)	$(7,239)		$(2,182)		$(2,305)		$(4,059)		$(15,785)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

(2)	Cash flows used in operations for year ended December 31, 2015 includes cash acquisition and transaction related expenses of $6.0 million.
The following table compares cumulative distributions paid to cumulative net loss, cumulative cash flows used in operations (in accordance with GAAP) and cumulative FFO for the period from December 19, 2013 (date of inception) through December 31, 2015:

For the Period
from December 19, 2013
(date of inception) to
(In thousands)	December 31, 2015
Distributions paid:
Total distributions paid	$48,224

Reconciliation of net loss:
Revenues	$29,287
Acquisition and transaction-related	(12,163)
Depreciation and amortization	(18,774)
Other operating expenses	(17,298)
Other non-operating expenses	(3,356)
Net loss (in accordance with GAAP)(1)	$(22,304)

Cash flows used in operations	$(10,159)

FFO	$(3,530)
_______________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of December 31, 2015:

		Years Ended December 31,
(In thousands)	Total	2016	2017 — 2018	2019 — 2020	Thereafter
Mortgage note payable:
Principal payments	$96,000	$—	$96,000	$—	$—
Interest payments	$2,997	$2,415	$582	$—	$—
Election as a REIT
We elected and qualified to be taxed as a REIT under the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

Inflation
Many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Effective February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., our previous provider of sub-transfer agency services, to directly provide us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of our various related party transactions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Subsequent Events
On January 25, 2016, our board of directors approved an amendment to the SRP to supersede and replace the existing SRP.  Under the SRP amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose. The SRP amendment is effective beginning on February 28, 2016.
On February 12, 2016, we announced that our board of directors appointed one additional member to the board and that the additional member will serve as an independent director, chair of the audit committee and a member of the conflicts committee. Our board of directors now consists of four members, three of whom are independent.
On February 26, 2016, we engaged DST Systems, Inc. as our transfer agent, replacing ANST.
On March 9, 2016, our board of directors approved a change to the daily distribution amount to $0.004132513665 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.5125 per annum, per share of common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financing, bears interest at a variable rate. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2015, our debt consisted of variable-rate debt. We had a variable rate secured mortgage note payable with an aggregate carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $1.0 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, attention Interim Chief Financial Officer.
The other information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2015 (the "Proxy Statement").
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
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (7)	Bylaws of American Realty Capital New York City REIT, Inc.
4.1 (2)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
4.2 (13)	First Amendment to Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of November 5, 2015
10.1 (11)
Amended and Restated Advisory Agreement, dated as of June 26, 2015, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.2 (14)
First Amendment to Amended and Restated Advisory Agreement, dated as of November 5, 2015, among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.3 (2)
Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.4 (3)	Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.5 (4)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.6 (2)	Purchase and Sale Agreement, dated June 4, 2014, by and among American Realty Capital New York City REIT, Inc., Sagamore 54th St. Investments LLC and Sagamore Arizona LLC
10.7 (2)	Purchase and Sale Agreement, dated August 7, 2014, by and between 200 Riverside Parking LLC and ARC NYC200RIVER01, LLC
10.8 (2)	Purchase and Sale Agreement, dated August 8, 2014, by and between USPF IV Laurel Retail Owner, L.P. and ARC NYC400E67, LLC
10.9 (5)	Agreement of Purchase and Sale, dated October 11, 2014, by and between 570 7th Avenue Property Owner, L.L.C. and ARC NYC570Seventh, LLC
10.10 (9)	Purchase and Sale Agreement, dated January 27, 2015, by and between EEGO 123 William Owner, LLC and ARC NYC123WILLIAM, LLC
10.11 (6)	Indemnification Agreement, dated as of December 31, 2014, between the Company and certain directors, officers and service providers
10.12 (10)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.13 (12)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O'Malley
10.14 *	Indemnification Agreement, dated as of February 17, 2016, between the Company and Lee M. Elman
14 (2)	American Realty Capital New York City REIT, Inc. Code of Business Conduct and Ethics
16.1 (8)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries of American Realty Capital New York City REIT, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(3)	Filed as an exhibit to the Company's Form 8-A filed with the SEC on March 4, 2015

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on March 31, 2014.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014.

(6)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 6, 2015

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 submitted confidentially to the SEC on January 15, 2014.

(8)	Filed as an exhibit to the Company's Post-Effective Amendment No. 5 to Form S-11 filed with the SEC on January 29, 2015.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

(10)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015.

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2016.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ MICHAEL A. HAPPEL
MICHAEL A. HAPPEL
CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael A. Happel	Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 15, 2016
Michael A. Happel

/s/ Nicholas Radesca	Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
Nicholas Radesca

/s/ Edward M. Weil, Jr.	Executive Chairman of the Board of Directors	March 15, 2016
Edward M. Weil, Jr.

/s/ Lee M. Elman	Independent Director, Audit Committee Chair	March 15, 2016
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Independent Director	March 15, 2016
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	March 15, 2016
Abby M. Wenzel

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014 and for the period from December 19, 2013 (date of inception) to December 31, 2013	F-4

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015 and 2014 and for the period from December 19, 2013 (date of inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and for the period from December 19, 2013 (date of inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital New York City REIT, Inc.:
We have audited the accompanying consolidated balance sheets of American Realty Capital New York City REIT, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2015 and 2014, and the period from December 19, 2013 (date of inception) through December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital New York City REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, and the period from December 19, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 15, 2016

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost:
Land	$133,380	$83,316
Buildings and improvements	336,582	139,489
Acquired intangible assets	80,407	47,278
Total real estate investments, at cost	550,369	270,083
Less accumulated depreciation and amortization	(18,045)	(1,970)
Total real estate investments, net	532,324	268,113
Cash and cash equivalents	182,700	184,341
Investment securities, at fair value	472	490
Receivables for sale of common stock	—	2,003
Prepaid expenses and other assets (including amounts due from related parties of $819 at December 31, 2015)	7,635	3,618
Deferred costs, net	6,108	—
Total assets	$729,239	$458,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	$96,000	$—
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $184 and $1,109 at December 31, 2015 and 2014, respectively)	4,889	3,025
Below-market lease liabilities, net	26,644	15,367
Deferred revenue	1,651	225
Distributions payable	3,916	2,542
Total liabilities	133,100	21,159

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,410,467 and 20,569,012 shares issued and outstanding as of December 31, 2015 and 2014, respectively	304	206
Additional paid-in capital	670,279	454,131
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(74,444)	(16,907)
Total stockholders' equity	596,139	437,406
Total liabilities and stockholders' equity	$729,239	$458,565

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,		Period from December 19, 2013 (date of inception) to
	2015	2014	December 31, 2013
Revenues:
Rental income	$24,472	$2,661	$—
Operating expense reimbursements and other revenue	1,964	190	—
Total revenues	26,436	2,851	—

Operating expenses:
Property operating	11,296	688	—
Operating fees incurred from related parties	1,145	—	—
Acquisition and transaction related	6,015	6,148	—
General and administrative	3,634	535	—
Depreciation and amortization	16,759	2,015	—
Total operating expenses	38,849	9,386	—
Operating loss	(12,413)	(6,535)	—
Other income (expense):
Interest expense	(3,554)	—	—
Income from investment securities and interest	252	16	—
Other-than-temporary impairment on investment securities	(70)	—	—
Total other income (expense)	(3,372)	16	—
Net loss	$(15,785)	$(6,519)	$—

Other comprehensive income (loss):
Unrealized loss on investment securities	—	(24)	—
Reclassification adjustment for other-than-temporary impairment losses recognized in earnings	24	—	—
Comprehensive loss	$(15,761)	$(6,543)	$—

Basic and diluted weighted average shares outstanding	27,599,363	6,849,166	—
Basic and diluted net loss per share	$(0.57)	$(0.95)	NM
Dividends declared per common share	$1.51	$0.84	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 19, 2013 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance, December 31, 2013	—	—	—	—	—	—
Issuance of common stock	20,374,429	204	505,219	—	—	505,423
Common stock offering costs, commissions and dealer manager fees	—	—	(55,625)	—	—	(55,625)
Common stock issued through distribution reinvestment plan	190,584	2	4,524	—	—	4,526
Share-based compensation	3,999	—	13	—	—	13
Distributions declared	—	—	—	—	(10,388)	(10,388)
Unrealized loss on investment securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(6,519)	(6,519)
Balance, December 31, 2014	20,569,012	206	454,131	(24)	(16,907)	437,406
Issuance of common stock	9,165,430	91	228,506	—	—	228,597
Common stock offering costs, commissions and dealer manager fees	—	—	(28,424)	—	—	(28,424)
Common stock issued through distribution reinvestment plan	858,472	9	20,381	—	—	20,390
Common stock repurchases	(183,780)	(2)	(4,341)	—	—	(4,343)
Share-based compensation	1,333	—	26	—	—	26
Distributions declared	—	—	—	—	(41,752)	(41,752)
Reclassification adjustment for other-than-temporary impairment losses recognized in earnings	—	—	—	24	—	24
Net loss	—	—	—	—	(15,785)	(15,785)
Balance, December 31, 2015	30,410,467	$304	$670,279	$—	$(74,444)	$596,139

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from December 19, 2013 (date of inception) to
	2015	2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(15,785)	$(6,519)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,759	2,015	—
Amortization of deferred financing costs	1,731	—	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,476)	(134)	—
Share-based compensation	26	13	—
Other-than-temporary impairment on investment securities	70	—	—
Changes in assets and liabilities:			—
Prepaid expenses, other assets and deferred costs	(8,177)	(1,550)	—
Accounts payable, accrued expenses and other liabilities	1,232	985	—
Deferred revenue	1,426	225	—
Net cash used in operating activities	(5,194)	(4,965)	—
Cash flows from investing activities:
Investments in real estate	(157,029)	(255,967)	—
Purchase of investment securities	(28)	(514)	—
Acquisition funds released from escrow	2,068	—	—
Capital expenditures	(14,175)	(86)	—
Net cash used in investing activities	(169,164)	(256,567)	—
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	(30,580)	(54,227)	—
Payments of financing costs	(4,555)	—	—
Proceeds from issuance of common stock	230,600	503,420	—
Distributions paid	(19,988)	(3,320)	—
Repurchases of common stock	(2,760)	—	—
Net cash provided by financing activities	172,717	445,873	—
Net change in cash and cash equivalents	(1,641)	184,341	—
Cash and cash equivalents, beginning of period	184,341	—	—
Cash and cash equivalents, end of period	$182,700	$184,341	$—

Supplemental Disclosures:
Cash paid for interest	$1,817	$—	$—

Non-Cash Investing and Financing Activities
Receivable for sale of common stock	—	2,003	—
Receivable for offering cost reimbursement	775	—	—
Mortgage note payable used to acquire investments in real estate	96,000	—	—
Accrued stock repurchase requests	1,583	—	—
Distributions payable	3,916	2,542	—
Accrued offering costs	17	1,363	—
Accrued capital expenditures	1	—	—
Other assets (liabilities) assumed in real estate transactions, net	29	(642)	—
Common stock issued through distribution reinvestment plan	20,390	4,526	—
Reclassification of deferred offering costs to equity	—	35	—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. In February 2015, as permitted, the Company reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, the Company registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of December 31, 2015, the Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $754.6 million, inclusive of $24.9 million from the DRIP and net of repurchases. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price of shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering. Beginning with the net asset value ("NAV") pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the NAV per share of our common stock ("Estimated Per-Share NAV"), as determined by New York City Advisors, LLC (the "Advisor"). The NAV pricing date means the date on which the Company first publishes an estimated per share NAV, which will be on or prior to October 26, 2016, which is 150 days following the second anniversary from the date the Company broke escrow in the IPO.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of December 31, 2015, the Company owned five properties consisting of 841,868 rentable square feet.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner") and Property Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the IPO, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of December 31, 2015, 2014 or 2013.
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
Investments in Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective estimated fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the comparable fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases. The fair value of other intangible assets, such as real estate tax abatements, are recorded based on the present value of the expected benefit and amortized over the expected useful life.
Fair values of assumed mortgages, if applicable, are recorded as debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Non-controlling interests in property owning entities are recorded based on its fair value at the date of acquisition, as determined by the terms of the applicable agreement.
The Company utilizes a number of sources in making its estimates of fair values for purposes of allocating purchase price, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented; otherwise, the Company continues to report results of these properties' operations within continuing operations. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2015 or 2014.
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2015 and 2014.

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$44,165	$8,017	$36,148
Other intangibles	31,447	1,436	30,011
Above-market leases	4,795	628	4,167
Acquired intangible assets	$80,407	$10,081	$70,326
Intangible liabilities:
Below-market lease liabilities	$29,504	$2,860	$26,644

	December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$11,920	$721	$11,199
Other intangibles	31,447	270	31,177
Above-market leases	3,911	136	3,775
Acquired intangible assets	$47,278	$1,127	$46,151
Intangible liabilities:
Below-market lease liabilities	$15,637	$270	$15,367
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Acquired above-market leases are amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above- and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The value of other acquired intangibles is amortized to depreciation and amortization expense over the remaining expected useful life.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.
The following table provides the amortization of in-place leases and other intangibles recognized in depreciation and amortization expense as well as the amortization and accretion of above- and below market leases, net for the periods presented:

	Year Ended December 31,
(In thousands)	2015	2014
Amortization of in-place leases and other intangibles	$9,596	$1,172
Amortization and accretion of above- and below market leases, net	$2,476	$134
The Company did not recognize any amortization or accretion of in-place leases, other intangibles, above- or below-market leases for the period from December 19, 2013 (date of inception) to December 31, 2013.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2016	2017	2018	2019	2020
In-place leases	$7,915	$5,421	$4,867	$4,382	$3,287
Other intangibles	1,165	1,165	1,165	1,165	1,165
Total to be included in depreciation and amortization	$9,080	$6,586	$6,032	$5,547	$4,452

Above-market lease assets	$(520)	$(520)	$(519)	$(513)	$(508)
Below-market lease liabilities	2,976	2,778	2,630	2,301	1,914
Total to be included in rental income	$2,456	$2,258	$2,111	$1,788	$1,406
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, the Company determines estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments may result in the immediate recognition of an impairment loss, resulting in a reduction of net income (loss). The Company did not recognize any impairment charges for the years ended December 31, 2015 or 2014 or for the period from December 19, 2013 (date of inception) to December 31, 2013.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2015, the Company had deposits of $182.7 million, of which $181.7 million was in excess of the amount insured by the FDIC. At December 31, 2014 the Company had deposits of $184.3 million, of which $184.1 million was in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Investment Securities
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
The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis. The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.  The Company recognized other-than-temporary impairment charges of $0.1 million for the year ended December 31, 2015. The Company did not recognize any other-than-temporary impairment charges for the year ended December 31, 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred, are deferred and amortized to depreciation and amortization expense over the term of the lease.
Share Repurchase Program
The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their shares, subject to certain minimum conditions, if such repurchase does not impair the Company's capital or operations.
On January 25, 2016 the Company announced it had unanimously approved an amended and restated share repurchase program, which became effective on February 28, 2016. See Note 14 — Subsequent Events.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. See Note 7 — Common Stock.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. See Note 7 — Common Stock.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of the Company's leases provide for rental increases at specified intervals, GAAP requires that the Company record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession of or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, the Company evaluates whether the Company owns or if the tenant owns the tenant improvements. When the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is not before such improvements are substantially complete. When the tenant is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
When the Company concludes that it is the owner of tenant improvements, the Company capitalizes the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. When the Company concludes that the tenant is the owner of tenant improvements for accounting purposes, the Company records its contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the receivable in its consolidated statements of operations and comprehensive loss.
Cost recoveries from tenants are included in operating expense reimbursements and other revenue in the period the related costs are incurred, as applicable.
The Company may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets, which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If the Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss. The Company did not recognize any contingent rental income for the years ended December 31, 2015 or 2014 or for the period from December 19, 2013 (date of inception) to December 31, 2013.
Offering and Related Costs
All offering costs incurred by the Company, its Advisor and its affiliates on behalf of the Company are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering costs include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. See Note 9 — Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for employee share based payments. The expense for such awards are included in general and administrative expenses and are recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 11 — Share-Based Compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income to its stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2015 and 2014. From a U.S. federal income tax perspective, 100% of distributions, or $1.51 and $0.84 per share, respectively, for the years ended December 31, 2015 and 2014 represented a return of capital. The Company did not have any REIT taxable income for the period from December 19, 2013 (date of inception) to December 31, 2013. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded on the Company’s financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
As of December 31, 2015, the Company had no material uncertain tax positions. The tax years subsequent to and including the period from December 19, 2013 (date of inception) to December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
The Company calculates basic income (loss) per share of common stock by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as OP units, Class B units and unvested restricted stock (assuming such units are not antidilutive), based on, the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 12 — Net Loss Per Share.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing and management of properties. Management evaluates the operating performance of the Company's investments in real estate at the individual property level.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Revisions to Historical Net Loss Per Share
During the year ended December 31, 2015, the Company identified a historical error in the preparation of its basic and diluted weighted average shares for the full year ended December 31, 2014 and, as a result, the error understated the reported amount of basic and diluted weighted average shares outstanding and thereby overstated basic and diluted net loss per share for the year ended December 31, 2014 and the basic and diluted pro forma net loss per share for the year ended December 31, 2014. The basic and diluted weighted average shares outstanding and the basic and diluted weighted net loss per share were correctly presented in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015. The Company concluded that the errors noted above were significant but not material to the Company’s consolidated statements of operations and comprehensive loss for any historical periods presented and to the pro forma information previously presented. However, the Company determined that it is useful for the reader of the financial statements to view these adjustments in the period in which they originated and, as such, the Company has revised its presentation of the consolidated statements of operations and comprehensive loss for comparative purposes. The effects of these revisions are summarized below:

Year ended December 31, 2014	As originally reported	As revised
Basic and diluted weighted average shares outstanding	4,530,066	6,849,166
Basic and diluted net loss per share	$(1.44)	$(0.95)
Additionally, the pro forma information presented in Note 3 — Real Estate Investments includes the appropriate number of shares in calculating the basic and diluted pro forma net loss per share.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company's consolidated financial position, results of operations or cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of the new guidance.
In February 2016, the FASB issued a new standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leasing standard. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
On March 27, 2015, the Company, through a wholly owned subsidiary of the OP, acquired for investment the fee simple interest in an institutional-quality office building located at 123 William Street in Downtown Manhattan ("123 William Street"). The seller of 123 William Street was EEGO 123 William Owner, LLC, which is a wholly owned subsidiary of EEGO-ARC 123 William JV, LLC, a joint venture in which New York REIT, Inc. ("NYRT") held a $35.1 million non-controlling preferred equity interest. The sponsor of NYRT is also the Sponsor of the Company. The purchase price of 123 William Street was $253.0 million, exclusive of closing costs and net of purchase price adjustments, and was funded with proceeds from the Company's IPO and a mortgage loan from Capital One, National Association. See Note 5 — Mortgage Note Payable. The Company accounted for the purchase of 123 William Street as a business combination and incurred acquisition related costs of $6.0 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table presents the allocation of real estate assets acquired during year ended December 31, 2015 and 2014 as well as the weighted-average remaining amortization period (in years) as of the acquisition date for intangible assets acquired and liabilities assumed. No real estate assets were acquired during the period from December 19, 2013 (date of inception) to December 31, 2013.

	Year Ended December 31,
	2015		2014
(Dollar amounts in thousands)	Total Assets Acquired	Weighted-Average Amortization Period	Total Assets Acquired
Real estate investments, at cost:
Land	$50,064		$83,316
Buildings and improvements	182,917		139,403
Total tangible assets	232,981		222,719
Acquired intangibles:
In-place leases	33,380	8.3	12,102
Above-market lease assets	884	7.8	3,911
Other intangibles	—	—	31,446
Below-market lease liabilities	(14,245)	10.3	(15,637)
Total intangible assets, net	20,019	8.9	31,822
Total assets acquired, net	253,000		254,541
Mortgage notes payable used to acquire real estate investments	(96,000)		—
Funds deposited in escrow	—		2,068
Other assets and liabilities assumed, net	29		(642)
Cash paid for acquired real estate investment	$157,029		$255,967
Number of properties purchased	1		4
The following table presents unaudited pro forma information as if the acquisitions during year ended December 31, 2015 had been consummated on January 1, 2014 and that the acquisitions during the year ended December 31, 2014 had been consummated on December 19, 2013 (date of inception). Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $6.0 million from year ended December 31, 2015 to the year ended December 31, 2014. The unaudited pro forma net loss for the year ended December 31, 2014 was adjusted to exclude acquisition and transaction related expense of $6.1 million. Pro forma information for the period from December 19, 2013 (date of inception) to December 31, 2013 is not presented because it is not meaningful to the Company's consolidated financial statements.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014
Pro forma revenues(1)	$31,100	$31,232
Pro forma net loss(1)	$(11,186)	$(14,410)
Basic and diluted pro forma net loss per share	$(0.41)	$(2.10)
________________________

(1)
For the year ended December 31, 2015, aggregate revenues and net loss (excluding acquisition and transaction-related expenses) derived from the Company's acquisitions (for the Company's period of ownership) were $15.4 million and $4.4 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table presents future minimum base cash rental payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$26,644
2017	25,210
2018	24,439
2019	23,961
2020	22,489
Thereafter	114,443
$237,186
The following table lists the tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2015 and 2014:

		December 31,
Property Portfolio	Tenant	2015	2014
123 William Street	Planned Parenthood Federation of America, Inc.	10.7%	N/A
400 E. 67th Street - Laurel Condominium	Cornell University	*	26.0%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	*	10.9%
________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties for the period specified.
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on the Company's revenues.
Note 4 — Investment Securities
As of December 31, 2015 and 2014, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor. See Note 9 — Related Party Transactions and Arrangements. This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
As of December 31, 2015, the Company determined its investment in this equity security was other-than-temporarily impaired. For the year ended December 31, 2015 the Company recorded an other-than-temporary impairment charge of $0.1 million, which is reflected on the consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges during the year ended December 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The following table details the realized and unrealized gains and losses on the investment security by security type as of December 31, 2015 and 2014:

(In thousands)	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Equity security	$472	$—	$—	$472
December 31, 2014
Equity security	$514	$—	$(24)	$490
___________________

(1)	Net of other-than-temporary impairment charges.
Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of December 31, 2015 is as follows. The Company had no mortgage notes payable as of December 31, 2014.

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2015		Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street	1	$96,000	(1)	2.52%	(2)	Variable	Mar. 2017	(3)
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.2315% at December 31, 2015, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate assets of $273.4 million, at cost (excluding below-market lease liabilities), at December 31, 2015 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2015:

(In thousands)	Future Minimum Principal Payments
2016	$—
2017	96,000
2018	—
2019	—
2020	—
Thereafter	—
Total	$96,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of December 31, 2015, the Company was in compliance with the debt covenants under its mortgage note agreement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Investment Securities	$472	$—	$—	$472
December 31, 2014
Investment Securities	$490	$—	$—	$490
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2015 or 2014.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature.
As of December 31, 2015 and 2014, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value. The fair value of the mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no significant change in the credit risk or credit markets since origination.
Note 7 — Common Stock
As of December 31, 2015, the Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $754.6 million, inclusive of $24.9 million from the DRIP and net of repurchases. The Company had 20.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross process of $509.9 million, inclusive of $4.5 million from the DRIP, as of December 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

On May 22, 2014, the Company's board of directors authorized, and the Company declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. The distributions began to accrue on June 13, 2014, which date represents the closing of the Company’s initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. On March 9, 2016, the board of directors of the Company approved a change to the daily distribution amount to $0.004132513665 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.5125 per annum, per share of common stock. See Note 14 — Subsequent Events.
The Company has a SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. Repurchases of shares of the Company's common stock, when requested, are at the Company's sole discretion and generally were made quarterly. The Company funds repurchases from proceeds from the sale of common stock pursuant to the DRIP. On January 25, 2016 the Company announced that the board of directors had unanimously approved an amendment to the SRP. See Note 14 — Subsequent Events.
During the quarter ended December 31, 2015, the board of directors authorized the Company not to accept all of the repurchase requests that were received.
The following table reflects the cumulative number of shares repurchased as of and during the year ended December 31, 2015. There were no shares repurchased during the year ended December 31, 2014.

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Three months ended March 31, 2015	4	4,100	$25.00
Three months ended June 30, 2015	13	60,762	24.67
Three months ended September 30, 2015	21	47,871	22.97
Three months ended December 31, 2015(1)	49	71,047	23.11
Cumulative repurchases as of December 31, 2015	87	183,780	$23.63
________________________

(1)
As permitted under the SRP, the Company’s board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 68,491 shares for $1.6 million (in addition to 2,556 shares at a weighted-average repurchase price of $23.22 processed in the fourth quarter 2015) at an average repurchase price per share of $23.11 (including all shares submitted for death or disability) completed in January 2016, while 27,113 shares for $0.6 million at an average price per share of $22.84 were not fulfilled. The accrual for approved but not completed repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from December 19, 2013 (date of inception) to December 31, 2015.

Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2015, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Note 9 — Related Party Transactions and Arrangements
As of December 31, 2015, New York City Special Limited Partnership, LLC, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
As of December 31, 2015 and 2014, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor, on which the Company was required to recognize an other-than-temporary impairment loss (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income from investment securities of approximately $42,000 and $14,000, respectively, during the years ended December 31, 2015 and 2014. The Company did not recognize any income from this investment for the period from December 19, 2013 (date of inception) to December 31, 2013.
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Former Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager was paid up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Former Dealer Manager was able to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer had the option to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Year Ended December 31,		Period from December 19, 2013 (date of inception) to	Payable as of December 31,
(In thousands)	2015	2014	December 31, 2013	2015	2014
Total commissions and fees incurred from the Former Dealer Manager	$22,374	$46,997	$—	$—	$197

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The Advisor and its affiliates were paid compensation and reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company, the Advisor and affiliated entities of the Advisor on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets through the end of the IPO. Subsequent to the closing of the IPO, transfer agent and other professional fees are recognized as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. The following table details offering costs and reimbursements incurred from and due to the Advisor and affiliated parties of the Former Dealer Manager as of and for the periods presented:

	Year Ended December 31,		Period from December 19, 2013 (date of inception) to	Payable (Receivable) as of December 31,
(In thousands)	2015	2014	December 31, 2013	2015	2014
Fees and expense reimbursements from the Advisor and affiliates of the Former Dealer Manager	$5,194	$6,656	$—	$(758)	$912
As of December 31, 2015 and 2014, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million and $55.6 million, respectively. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of December 31, 2015, the Company had a receivable from the Advisor totaling $0.8 million related to excess offering and related costs.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and may not exceed 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.1% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets, divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2015 and 2014, the Company's board of directors had approved the issuance of 159,159 and 8,361 Class B Units in connection with the arrangement, respectively. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company pays an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.0 million in cash asset management fees during the year ended December 31, 2015. The Company did not pay any cash asset management fees during the year ended December 31, 2014 or for the period from December 19, 2013 (date of inception) to December 31, 2013.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company paid $0.2 million in property management fees during the year ended December 31, 2015. The Company did not pay any property management fees during the year ended December 31, 2014 or for the period from December 19, 2013 (date of inception) to December 31, 2013.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions. Total reimbursement of costs and expenses for the year ended December 31, 2015 was $0.5 million. No reimbursement was incurred for the year ended December 31, 2014 or for the period from December 19, 2013 (date of inception) to December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the completion of the IPO, fees payable with respect to transfer agency services are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred, waived and payable in connection with the Company's operations related services described above as of and for the periods presented:

	Year Ended December 31,				Period from December 19, 2013 (date of inception) to		Payable (Receivable)
	2015		2014		December 31, 2013		as of December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	2015	2014
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$5,060	$—	$5,251	$—	$—	$—	$—	$—
Financing coordination fees capitalized	825	—	—	—	—	—	—	—
Ongoing fees:
Operating fees incurred from related parties(1)	1,145	204	—	101	—	—	(44)	—
Professional fees and other reimbursements	1,140	—	—	—	—	—	167	—
Distributions on Class B Units	122	—	2	—	—	—	—	—
Total related party operation fees and reimbursements	$8,292	$204	$5,253	$101	$—	$—	$123	$—
________________

(1)	Waived fees for the years ended December 31, 2015 and 2014 related to property management and leasing fees, which were charged beginning in the third quarter 2015.
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2015 and 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2015 and 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2015 and 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the years ended December 31, 2015 and 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
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
December 31, 2015, 2014 and 2013

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
The following table displays restricted share award activity during the year ended December 31, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	3,999	$22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeited	(1,333)	22.50
Unvested, December 31, 2015	4,799	$22.50
As of December 31, 2015 and 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. As of December 31, 2015 and 2014, that cost is expected to be recognized over a weighted-average period of 3.9 and 4.3 years, respectively. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $26,000 and $13,000 for the year ended December 31, 2015 and 2014, respectively. There was no compensation expense during the period from December 19, 2013 (date of inception) to December 31, 2013. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2015 and 2014 or the period from December 19, 2013 (date of inception) to December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,		Period from December 19, 2013 (date of inception) to
	2015	2014	December 31, 2013
Net loss (in thousands)	$(15,785)	$(6,519)	$—
Basic and diluted weighted average shares outstanding(1)	27,599,363	6,849,166	—
Basic and diluted net loss per share(1)	$(0.57)	$(0.95)	NM
________________

(1)
During the year ended December 31, 2015, the Company identified a historical error in the preparation of its basic and diluted weighted average shares for the full year ended December 31, 2014 and, as a result, understated the reported amount of basic and diluted weighted average shares outstanding and overstated basic and diluted net loss per share for the year ended December 31, 2014. The table above reflects the corrected amounts.

The Company had the following common share equivalents as of December 31, 2015, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Unvested restricted stock	4,799	3,999	—
OP Units	90	90	—
Class B units	159,159	8,361	—
Total common share equivalents	164,048	12,450	—
Note 13 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014. There was no activity for the period from December 19, 2013 (date of inception) to December 31, 2013.

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$2,803	$7,454	$7,879	$8,300
Net loss	$(7,239)	$(2,182)	$(2,305)	$(4,059)
Weighted average shares outstanding	22,694,003	27,332,717	29,867,646	30,393,552
Basic and diluted net loss per share	$(0.32)	$(0.08)	$(0.08)	$(0.13)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$43	$540	$2,268
Net loss	$(16)	$(214)	$(2,235)	$(4,054)
Weighted average shares outstanding	8,888	690,143	8,543,271	17,938,717
Basic and diluted net loss per share	NM	$(0.31)	$(0.26)	$(0.23)
____________
NM - Not meaningful

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following:
Share Repurchase Program Amendment
On January 25, 2016, the Company's board of directors approved an amendment to the SRP to supersede and replace the existing SRP. Under the SRP amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Company's board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester").
Prior to the NAV pricing date, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - the lower of $23.13 or 92.5% of the amount they actually paid for each share; and,

•	after two years from the purchase date -the lower of $23.75 or 95.0% of the amount they actually paid for each share.
In the case of requests for death or disability prior to the NAV pricing date, the repurchase price per share is equal to the price paid to acquire the shares from the Company.
Following the NAV pricing date, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date - 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date - 97.5% of the Estimated Per-Share NAV; and,

•	after four years from the purchase date - 100.0% of the Estimated Per-Share NAV.
Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds the Company's board of directors, may, in its sole discretion, make available for this purpose. The SRP amendment is effective beginning on February 28, 2016.
Sponsor Transaction
In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor.
American National Stock Transfer, LLC Termination
On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

Dividend Rate
On March 9, 2016, the board of directors of the Company ratified and reaffirmed the annual distribution rate of $1.5125 per annum; however, the board of directors amended the daily distribution rate to reflect calendar year 2016 being a leap year with 366 days. For calendar year 2016, the daily dividend rate will be $0.004132513665 per share per day.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2015
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2015(1)(2)	Accumulated Depreciation(3)(4)
421 W. 54th Street	NY	6/13/2014	$—	$4,723	$1,757	$—	$6,480	$70
400 E. 67th Street	NY	9/5/2014	—	10,653	55,682	13	66,348	1,858
200 Riverside Blvd	NY	9/24/2014	—	13,787	5,510	—	19,297	172
9 Times Square	NY	11/5/2014	—	54,153	76,454	7,949	138,556	2,323
123 William Street	NY	3/27/2015	96,000	50,064	182,917	6,300	239,281	3,543
			$96,000	$133,380	$322,320	$14,262	$469,962	$7,966
____________

(1)	Acquired intangible assets allocated to individual properties in the amount of $80.4 million are not reflected in the table above.

(2)	The gross tax basis of aggregate land, buildings and improvements as of December 31, 2015 is $497.7 million (unaudited).

(3)	The accumulated depreciation column excludes $9.6 million of amortization associated with acquired intangible assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Real estate investments, at cost:
Balance at beginning of year	$222,805	$—
Additions-acquisitions	232,981	222,719
Capital expenditures	14,176	86
Disposals	—	—
Balance at end of the year	$469,962	$222,805

Accumulated depreciation:
Balance at beginning of year	$843	$—
Depreciation expense	7,123	843
Disposals	—	—
Balance at the end of the year	$7,966	$843