Form 10-Q
period 2016-03-31
American Realty Capital New York City REIT, Inc.
filed 2016-05-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 30,722,100 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	342,228	336,582
Acquired intangible assets	80,407	80,407
Total real estate investments, at cost	556,015	550,369
Less accumulated depreciation and amortization	(22,860)	(18,045)
Total real estate investments, net	533,155	532,324
Cash and cash equivalents	153,141	182,700
Investment securities, at fair value	487	472
Prepaid expenses and other assets (including amounts due from related parties of $775 and $819 at March 31, 2016 and December 31, 2015, respectively)	27,199	7,635
Deferred leasing costs, net	3,264	3,284
Total assets	$717,246	$726,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable, net of deferred financing costs	$93,716	$93,176
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $370 and $184 at March 31, 2016 and December 31, 2015, respectively)	3,965	4,889
Below-market lease liabilities, net	25,879	26,644
Deferred revenue	2,984	1,651
Distributions payable	3,928	3,916
Total liabilities	130,472	130,276

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,644,271 and 30,410,467 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	306	304
Additional paid-in capital	675,802	670,279
Accumulated other comprehensive income	11	—
Accumulated deficit	(89,345)	(74,444)
Total stockholders' equity	586,774	596,139
Total liabilities and stockholders' equity	$717,246	$726,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$7,961	$2,628
Operating expense reimbursements and other revenue	545	175
Total revenues	8,506	2,803

Operating expenses:
Property operating	3,548	1,150
Operating fees incurred from related parties	1,053	—
Acquisition and transaction related	40	5,949
General and administrative	1,416	1,082
Depreciation and amortization	4,769	1,839
Total operating expenses	10,826	10,020
Operating loss	(2,320)	(7,217)
Other income (expense):
Interest expense	(1,216)	(56)
Income from investment securities and interest	131	34
Total other expense	(1,085)	(22)
Net loss	$(3,405)	$(7,239)

Other comprehensive income:
Unrealized gain on investment securities	11	3
Comprehensive loss	$(3,394)	$(7,236)

Basic and diluted weighted average shares outstanding	30,562,487	22,694,003
Basic and diluted net loss per share	$(0.11)	$(0.32)
Dividends declared per common share	$0.38	$0.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	30,410,467	$304	$670,279	$—	$(74,444)	$596,139
Common stock issued through distribution reinvestment plan	236,046	2	5,599	—	—	5,601
Common stock repurchases	(3,575)	—	(89)	—	—	(89)
Share-based compensation	1,333	—	13	—	—	13
Distributions declared	—	—	—	—	(11,496)	(11,496)
Net loss	—	—	—	—	(3,405)	(3,405)
Unrealized gain on investment securities	—	—	—	11	—	11
Balance, March 31, 2016	30,644,271	$306	$675,802	$11	$(89,345)	$586,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,405)	$(7,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,769	1,839
Amortization of deferred financing costs	565	24
Accretion of below- and amortization of above-market lease liabilities and assets, net	(635)	(218)
Share-based compensation	13	(1)
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(1,629)	(1,093)
Accounts payable, accrued expenses and other liabilities	297	883
Deferred revenue	1,333	403
Net cash provided by (used in) operating activities	1,308	(5,402)
Cash flows from investing activities:
Investments in real estate	—	(157,029)
Deposit for real estate acquisition	(18,000)	—
Purchase of investment securities	(4)	(7)
Acquisition funds released from escrow	—	1,980
Capital expenditures	(5,376)	(989)
Net cash used in investing activities	(23,380)	(156,045)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	—	(13,446)
Payments of financing costs	(25)	(4,555)
Proceeds from issuance of common stock	—	108,896
Distributions paid	(5,883)	(3,887)
Repurchases of common stock	(1,579)	—
Net cash provided by (used in) financing activities	(7,487)	87,008
Net change in cash and cash equivalents	(29,559)	(74,439)
Cash and cash equivalents, beginning of period	182,700	184,341
Cash and cash equivalents, end of period	$153,141	$109,902

Supplemental Disclosures:
Cash paid for interest	$650	$—

Non-Cash Investing and Financing Activities
Mortgage note payable used to acquire investments in real estate	—	96,000
Accrued stock repurchase requests	89	102
Distributions payable	3,928	3,106
Accrued offering costs	—	2,117
Accrued capital expenditures	269	2,060
Other assets assumed in real estate transactions, net	—	29
Common stock issued through distribution reinvestment plan	5,601	4,011
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. In February 2015, as permitted, the Company reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, the Company registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of March 31, 2016, the Company had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $760.1 million, inclusive of $30.5 million from the DRIP and net of repurchases.
The Company expects to establish its estimated net asset value per share of common stock ("Estimated Per-Share NAV") no later than October 26, 2016, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO. After the Company has initially established its Estimated Per-Share NAV, the Company expects to update it periodically, at the discretion of the Company's board of directors, provided that such updated estimates will be made at least once annually.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of March 31, 2016, the Company owned five properties consisting of 841,868 rentable square feet.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company has no employees. New York City Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner") and Property Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
March 31, 2016
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2016. There have been no significant changes to the Company's significant accounting policies during three months ended March 31, 2016 other than the updates described below.
Recent Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (the "FASB") issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the Company's fiscal year ended December 31, 2016. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a VIE for which the Company is the primary beneficiary. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and determined that the OP, which holds substantially all of the Company's assets and liabilities, is considered to be a VIE. The Company meets the disclosure exemption criteria of the new guidance as the Company is the primary beneficiary of the OP and the Company's partnership interest is considered to be a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. Further, the Company has consolidated the OP even prior to the adoption of the new guidance. As such, the adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to its mortgage note payable of $2.3 million and $2.8 million, respectively, as of March 31, 2016 and December 31, 2015 as a reduction of the carrying amount of its mortgage note payable. See Note 5 — Mortgage Note Payable.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and has elected to account for forfeitures when they occur. The Company has determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2016. On March 18, 2016, the Company, through a wholly-owned subsidiary of the OP, entered into an agreement of purchase and sale to acquire the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York. The contract purchase price for 1140 Avenue of the Americas is $180.0 million, exclusive of closing costs. The Company made a $18.0 million nonrefundable deposit for the acquisition.
The following table presents the allocation of the real estate assets acquired and liabilities assumed during three months ended March 31, 2015:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2015
Real estate investments, at cost:
Land	$50,064
Building and improvements	182,917
Total tangible assets	232,981
Acquired intangibles:
In-place leases	33,380
Above-market lease assets	884
Below-market lease liabilities	(14,245)
Total intangible assets, net	20,019
Total assets acquired, net	253,000
Mortgage notes payable used to acquire real estate investments	(96,000)
Other assets acquired, net	29
Cash paid for acquired real estate investment	$157,029
Number of properties purchased	1
The following table presents future minimum base cash rental payments due to the Company subsequent to March 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
April 1, 2016 - December 31, 2016	$20,398
2017	25,961
2018	25,209
2019	24,750
2020	23,036
Thereafter	118,304
$237,658

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2016 and 2015:

		March 31,
Property	Tenant	2016	2015
123 William Street	Planned Parenthood Federation of America, Inc.	10.6%	N/A
123 William Street	The People of the State of New York	*	11.7%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties for the period specified.
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on the Company's revenues.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$44,165	$10,233	$33,932
Other intangibles	31,447	1,727	29,720
Above-market leases	4,795	758	4,037
Acquired intangible assets	$80,407	$12,718	$67,689
Intangible liabilities:
Below-market lease liabilities	$29,504	$3,625	$25,879

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$44,165	$8,017	$36,148
Other intangibles	31,447	1,436	30,011
Above-market leases	4,795	628	4,167
Acquired intangible assets	$80,407	$10,081	$70,326
Intangible liabilities:
Below-market lease liabilities	$29,504	$2,860	$26,644

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015
Amortization of in-place leases and other intangibles(1)	$2,508	$968
Amortization and (accretion) of above- and below market leases, net(2)	$(635)	$(218)
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2016:

(In thousands)	April 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases	$5,699	$5,421	$4,867	$4,382	$3,287
Other intangibles	874	1,165	1,165	1,165	1,165
Total to be included in depreciation and amortization	$6,573	$6,586	$6,032	$5,547	$4,452

Above-market lease assets	$(390)	$(520)	$(519)	$(513)	$(508)
Below-market lease liabilities	2,211	2,778	2,630	2,301	1,914
Total to be included in rental income	$1,821	$2,258	$2,111	$1,788	$1,406
Note 4 — Investment Securities
As of March 31, 2016 and December 31, 2015, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor. See Note 9 — Related Party Transactions and Arrangements. This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on the investment security by security type as of March 31, 2016 and December 31, 2015:

(In thousands)	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Equity security	$476	$11	$—	$487
December 31, 2015
Equity security	$472	$—	$—	$472
__________________

(1)	Net of previously recognized other-than-temporary impairment charges.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of March 31, 2016 and December 31, 2015 is as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2016	December 31, 2015	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street(1)	1	$96,000	$96,000	2.73%	(2)	Variable	Mar. 2017	(3)
Less: deferred financing costs, net		(2,284)	(2,824)
Mortgage note payable, net of deferred financing costs	1	$93,716	$93,176	2.73%
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.439% at March 31, 2016, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate assets of $264.1 million, at cost (net of below-market lease liabilities), at March 31, 2016 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2016:

(In thousands)	Future Minimum Principal Payments
April 1, 2016 - December 31, 2016	$—
2017	96,000
2018	—
2019	—
2020	—
Thereafter	—
Total	$96,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of March 31, 2016, the Company was in compliance with the debt covenants under its mortgage note agreement.
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
March 31, 2016
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
The Company has an investment in a real estate income fund that is traded in active markets and therefore, due to the availability of quoted market prices in active markets, classifies this investment as Level 1 in the fair value hierarchy.
The following table presents information about the Company's asset measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Investment Securities	$487	$—	$—	$487
December 31, 2015
Investment Securities	$472	$—	$—	$472
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016 or 2015.
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
As of March 31, 2016 and December 31, 2015, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value. The fair value of the mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market rates and there has been no material change in the credit risk or credit markets since origination.
Note 7 — Common Stock
As of March 31, 2016, the Company had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from public offerings of $760.1 million, inclusive of $30.5 million from the DRIP and net of repurchases. The Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $754.6 million, inclusive of $24.9 million from the DRIP, as of December 31, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In May 2014, the board of directors of the Company authorized, and the Company declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. In March 2016, the board of directors of the Company ratified the existing distribution amount equivalent to $1.5125 per annum, per share of common stock, and, for calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.004132513665 per day per share of common stock to accurately reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
Prior to the establishment of Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - the lower of $23.13 and 92.5% of the amount they actually paid for each share; and,

•	after two years from the purchase date - the lower of $23.75 and 95.0% of the amount they actually paid for each share.
Prior to the establishment of Estimated Per-Share NAV, in the case of requests for death or disability, the repurchase price per share is equal to the price paid to acquire the shares from the Company.
Following the establishment of Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date - 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date - 97.5% of the Estimated Per-Share NAV; and,

•	after four years from the purchase date - 100.0% of the Estimated Per-Share NAV.
Subsequent to the establishment of Estimated Per-Share NAV, in the case of requests for death or disability, the repurchase price per share is equal to the Estimated Per-Share NAV at the time of the repurchase.
Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds the Company's board of directors, may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester. The SRP amendment was effective beginning on February 28, 2016.
During the first quarter of 2016, the Company completed share repurchases based on requests made during 2015 for 68,491 shares at a weighted-average repurchase price of $23.11 that were accrued as of December 31, 2015. As of March 31, 2016, the Company had completed cumulative repurchase requests for 183,780 shares at an average price per share of $23.63.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016, the Company had accrued repurchase requests consisting of 3,575 shares at an average price per share of $25.00, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable, accrued expenses and other liabilities line item in the consolidated balance sheets. The additional shares will be deducted from the applicable limits of the SRP amendment when processing share repurchases for the first fiscal semester of 2016.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2016, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2016, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the IPO. American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), provided the Company with transfer agency services through February 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor.
As of March 31, 2016 and 2015, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor. See Note 4 — Investment Securities. There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income from investment securities of approximately $4,000 and $7,000, respectively, during the three months ended March 31, 2016 and 2015.
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
The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended March 31,		Payable as of
(In thousands)	2016	2015	March 31, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$10,597	$—	$—

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

	Three Months Ended March 31,		Net Receivable as of
(In thousands)	2016	2015	March 31, 2016	December 31, 2015
Fees and expense reimbursements from the Advisor and affiliates of the Former Dealer Manager	$—	$3,169	$758	$758
As of March 31, 2016 and December 31, 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of March 31, 2016 and December 31, 2015, the Company had a receivable from the Advisor totaling $0.8 million related to excess offering and related costs.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2016, the Company's board of directors has approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company pays an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.0 million in cash asset management fees during the three months ended March 31, 2016. The Company did not pay any cash asset management fees during the three months ended March 31, 2015.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company paid $0.1 million in property management fees during the three months ended March 31, 2016. The Company did not pay any property management fees during the three months ended March 31, 2015.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. Total reimbursement of costs and expenses for the three months ended March 31, 2016 was $0.4 million. No reimbursement was incurred for the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,
	2016		2015		Payable (receivable) as of
(In thousands)	Incurred	Waived(1)	Incurred	Waived(1)	March 31, 2016	December 31, 2015
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$5,060	$—	$—	$—
Financing coordination fees capitalized	—	—	825	—	—	—
Ongoing fees:
Operating fees incurred from related parties	1,053	—	—	86	(2)	(44)
Professional fees and other reimbursements	444	—	92	—	355	167
Distributions on Class B Units	60	—	4	—	—	—
Total related party operation fees and reimbursements	$1,557	$—	$5,981	$86	$353	$123
______________________

(1)	Waived fees for the three months ended March 31, 2015 related to property management and leasing fees, which were charged beginning in the third quarter 2015.
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2016 and 2015.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2016 and 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2016 and 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2016 and 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
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
March 31, 2016
(Unaudited)

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
The following table displays restricted share award activity during the three months ended March 31, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	1,333	22.50
Unvested, March 31, 2016	6,132	$22.50
As of March 31, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.0 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $13,000 and $(1,000) for the three months ended March 31, 2016 and 2015, respectively. Compensation expense was negative for the three months ended March 31, 2015 due to the resignation of a board member during the quarter and the reversal of the corresponding accumulated compensation expense associated with the forfeiture of that director's restricted shares. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2016 or 2015.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net loss (in thousands)	$(3,405)	$(7,239)
Basic and diluted weighted average shares outstanding	30,562,487	22,694,003
Basic and diluted net loss per share	$(0.11)	$(0.32)
The Company had the following potentially dilutive securities as of March 31, 2016 and 2015, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Unvested restricted stock	6,132	2,667
OP Units	90	90
Class B units	159,159	72,513
Total potentially dilutive securities	165,381	75,270

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our advisor, New York City Advisors, LLC (our "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"); as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investor entities advised by AR Global affiliates and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

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

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our initial public offering ("IPO") are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law;

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of March 31, 2016, we owned only five properties and therefore have limited diversification.
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
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. In February 2015, as permitted, we reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, we registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). We closed our IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of March 31, 2016, we had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $760.1 million, inclusive of $30.5 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering.
We expect to establish our estimated net asset value per share of common stock ("Estimated Per-Share NAV") no later than October 26, 2016, which is 150 days following the second anniversary of the date that we broke escrow in the IPO. After we have initially established our Estimated Per-Share NAV, we expect to update it periodically, at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of March 31, 2016, we owned five properties consisting of 841,868 rentable square feet, which were 89.2% leased, with a weighted average remaining lease term of 7.7 years. Our five properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and two institutional-quality office buildings.
Substantially all of our business is conducted through New York City Operating Partnership, L.P. a Delaware limited partnership (the “OP”). We are the sole general partner and hold substantially all of the units of limited partner interests in the OP, entitled "OP Units" (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. Our Advisor manages our affairs on a day-to-day basis. New York City Properties, LLC (our "Property Manager") manages our properties, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for the purposes of this calculation.
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
The value of in-place leases, exclusive of the value of above and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, we determine estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments may result in the immediate recognition of an impairment loss resulting in a reduction to net income (loss).

Recent Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (the "FASB") issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for our fiscal year ended December 31, 2016. In determining whether we have a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a VIE for which we are the primary beneficiary. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and determined that the OP, which holds substantially all of our assets and liabilities, is considered to be a VIE. We meet the disclosure exemption criteria of the new guidance as we are the primary beneficiary of the OP and our partnership interest is considered a majority voting interest in a business, and the OP's assets can be used for purposes other than settling its obligations, such as paying distributions. Further, we have consolidated the OP even prior to the adoption of the new guidance. As such, the adoption of the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We have adopted the revised guidance in the current reporting period.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and have elected to account for forfeitures when they occur. We have determined that there is no impact to our consolidated financial position, results of operations and cash flows.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	4.5
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	8.0
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	21.5
9 Times Square	Nov. 2014	1	166,640	52.6%	4.8
123 William Street	Mar. 2015	1	542,676	97.7%	8.0
		5	841,868	89.2%	7.7
_______________________________
(1) Remaining lease term in years as of March 31, 2016, calculated on a weighted-average basis, as applicable.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. From June 2014 through December 31, 2014, we acquired four properties (our "Same Store"). In March 2015 we acquired one additional property, 123 William Street (our "Acquisition"), and therefore own five properties as of March 31, 2016. Accordingly, due to our Acquisition, our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflect significant increases in most categories.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Rental Income
Rental income increased $5.4 million to $8.0 million for the three months ended March 31, 2016, from $2.6 million for the three months ended March 31, 2015, primarily due to our Acquisition, which contributed $5.3 million to the increase. Our Same Store contributed $0.1 million to the increase in rental income.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.3 million to $0.5 million for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015, primarily due to our Acquisition. Our Same Store contributed a minimal amount to the increase.
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
Property Operating Expenses
Property operating expenses increased $2.3 million to $3.5 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015, primarily due to our Acquisition. Our Same Store contributed a minimal amount to the increase. Property operating expenses related to the costs of maintaining our five properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.
Operating Fees incurred from Related Parties
We incurred $1.1 million in fees for asset and property management services from our Advisor and Property Manager for the three months ended March 31, 2016. Property management fees increase in direct correlation with gross revenue and amounted to $0.1 million for the three months ended March 31, 2016. The Property Manager elected to waive property management fees for the three months ended March 31, 2015. For the three months ended March 31, 2015, we would have incurred additional property management fees of approximately $0.1 million had these fees not been waived.
Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $1.0 million in cash for asset management fees for the three months ended March 31, 2016.
Acquisition and Transaction Related Expenses
We incurred approximately $40,000 of acquisition and transaction related expenses for the three months ended March 31, 2016 which related to our entering into an agreement of purchase and sale to acquire the leasehold interest in an institutional-quality office building located at 1140 Avenue of the America, which is scheduled to close in the second quarter of 2016. For the three months ended March 31, 2015, acquisition and transaction related expenses of $5.9 million related to our Acquisition, which was purchased in March 2015.
General and Administrative Expenses
General and administrative expenses increased $0.3 million to $1.4 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015, primarily due to general and administrative expense reimbursements incurred from our Advisor of $0.4 million. During the year ended December 31, 2015, our Advisor began requesting reimbursement of general and administrative expenses, which had not previously been requested, but no such reimbursement requests were made during the three months ended March 31, 2015. This increase was partially offset by lower professional fees incurred related to the audit of our 2015 financial statements.
Depreciation and Amortization
Depreciation and amortization expenses increased $3.0 million to $4.8 million for the three months ended March 31, 2016, compared to $1.8 million for the three months ended March 31, 2015, primarily due to our Acquisition, which contributed $2.9 million to the increase. Our Same Store contributed $0.1 million to the increase.
Interest Expense
Interest expense of $1.2 million for the three months ended March 31, 2016 related to our mortgage note payable, the proceeds of which funded a portion of our Acquisition in March 2015. As of March 31, 2016, the loan had a balance of $96.0 million and an effective interest rate of 2.73%. For the three months ended March 31, 2015, interest expense was $0.1 million.

Income from Investment Securities and Interest
Income from investment securities and interest increased to $0.1 million for the three months ended March 31, 2016 from approximately $34,000 for the three months ended March 31, 2015. The income related to interest earned on our cash balance for the three months ended March 31, 2016 and dividends earned on our investment in equity securities purchased in August 2014.
Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $1.3 million, compared to $5.4 million of net cash used in operating activities during three months ended March 31, 2015. Net cash provided by operating activities contained acquisition and transaction related expenses of approximately $40,000 and $5.9 million, respectively, for the three months ended March 31, 2016 and 2015.
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $3.4 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $4.7 million, which resulted in cash inflows of $1.3 million. Net cash used in operating activities also included net cash inflows of $1.3 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $0.3 million related to the increase in accounts payable and accrued expenses associated with operating activities.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $1.6 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during the three months ended March 31, 2016 was $23.4 million, primarily related to deposits for real estate acquisitions of $18.0 million related to our impending acquisition of 1140 Avenue of the Americas in Manhattan, New York. Net cash used in investing activities also related to capital expenditures of $5.4 million relating to building and tenant improvements at 9 Times Square and 123 William Street.
Net cash used in financing activities of $7.5 million during the three months ended March 31, 2016 consisted primarily of distributions to stockholders of $5.8 million and repurchases of common stock of $1.6 million.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash used in operating activities was $5.4 million. The level of cash flows used in or provided by operating activities is affected by acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2015 included $5.9 million of acquisition and transaction costs. Cash flows used in operating activities included a net loss adjusted for non-cash items of $5.6 million (net loss of $7.2 million adjusted for non-cash items consisting of depreciation and amortization of tangible and intangible real estate assets, share based compensation, and deferred financing costs of $1.6 million) and an increase in prepaid expenses and other assets of $1.1 million related to prepaid insurance and real estate taxes as well as accounts receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.9 million, primarily related to accrued property operating costs and professional fees in addition to an increase in deferred rent and other liabilities of $0.4 million.
Net cash used in investing activities during the three months ended March 31, 2015 of $156.0 million primarily related to the acquisition of one property for $157.0 million, consisting of an average purchase price of $253.0 million partially funded with a mortgage note payable of $96.0 million. Investing activities also included funds released from escrow of $2.0 million related to a prior acquisition, which are released to us in accordance with an escrow agreement, as well as capital expenditures of $1.0 million relating to building and tenant improvements at our properties at 9 Times Square and 123 William Street.
Net cash provided by financing activities of $87.0 million during the three months ended March 31, 2015 consisted of proceeds, net of receivables, from the issuance of common stock of $108.9 million, partially offset by payments of offering costs of $13.4 million, distributions to stockholders of $3.9 million and payments of financing costs of $4.6 million relating to our mortgage note payable.

Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including funds from operations ("FFO") and modified funds from operations ("MFFO"). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

Three Months Ended
(In thousands)	March 31, 2016
Net loss (in accordance with GAAP)	$(3,405)
Depreciation and amortization	4,769
FFO	1,364
Acquisition and transaction-related fees and expenses	40
Accretion of below- and amortization of above-market lease liabilities and assets, net	(635)
Straight-line rent	(1,126)
MFFO	$(357)
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $153.1 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our Share Repurchase Program ("SRP"). Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.
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
Share Repurchase Program
Our board of directors has adopted the SRP, that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. On January 25, 2016, we announced that our board of directors had unanimously approved an amendment to the SRP. Under the SRP amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester. The SRP amendment became effective beginning on February 28, 2016.
During the first quarter of 2016, we completed share repurchases based on requests made during 2015 for 68,491 shares at a weighted-average repurchase price of $23.11 that were accrued as of December 31, 2015. As of March 31, 2016 we had completed cumulative repurchase requests for 183,780 shares at an average price per share of $23.63.
As of March 31, 2016, we had accrued repurchase requests consisting of 3,575 shares at an average price per share of $25.00, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable, accrued expenses and other liabilities line item in the consolidated balance sheets. The additional shares will be deducted from the applicable limits of the SRP amendment when processing share repurchases for the first fiscal semester of 2016.
Capital Expenditures
We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
As of March 31, 2016, 9 Times Square was 52.6% occupied. Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we expect to incur $10.0 million to $15.0 million of additional capital expenditures during 2016 related to building improvements, tenant improvements and leasing commissions as we continue to execute on our repositioning, redeveloping and remarketing plan. For the the three months ended March 31, 2016, we incurred $0.7 million of capital expenditures related to building improvements, tenant improvements and leasing commissions for 9 Times Square.
The remainder of our capital expenditures related to building and tenant improvements at 123 William Street.

Acquisitions
On March 18, 2016, we, through a wholly-owned subsidiary of our OP, entered into an agreement of purchase and sale to acquire the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York. The contract purchase price for the property is $180.0 million, exclusive of closing costs. We intend to fund the purchase price with proceeds from our IPO and debt financing from a lender. There is no assurance that we will be able to secure financing on terms that we deem favorable, or at all.
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
Distributions
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. On March 9, 2016, our board of directors approved a change to the daily distribution amount to $0.0041325137 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.5125 per annum, per share of common stock. Distributions to record holders are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Future distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the three months ended March 31, 2016, distributions paid to common stockholders totaled $11.5 million. Of that amount, $5.6 million was reinvested in shares of our common stock pursuant to the DRIP. During the three months ended March 31, 2016, cash used to pay our distributions was generated from cash flows from operations, proceeds from our IPO and proceeds from the sale of our shares through the DRIP.
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

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended
	March 31, 2016
(In thousands)		Percentage of Distributions
Distributions:(1)
Distributions to stockholders	$11,485
Source of distribution coverage:
Cash flows provided by operations(2)	$1,308	11.4%
Net proceeds from the sale of shares through DRIP	4,019	35.0%
Offering proceeds from issuance of common stock	6,158	53.6%
Total sources of distributions	$11,485	100.0%
Cash flows provided by operations (GAAP basis)(2)	$1,308
Net loss (in accordance with GAAP)	$(3,405)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Cash flows provided by operations for the three months ended March 31, 2016 includes cash acquisition and transaction related expenses of approximately $40,000.
The following table compares cumulative distributions paid to cumulative net loss, cumulative cash flows used in operations (in accordance with GAAP) and cumulative FFO for the period from December 19, 2013 (date of inception) through March 31, 2016:

For the Period from December 19, 2013 (date of inception) to
(In thousands)	March 31, 2016
Distributions paid:
Total distributions paid	$59,709

Reconciliation of net loss:
Revenues	$37,793
Acquisition and transaction-related	(12,203)
Depreciation and amortization	(23,543)
Other operating expenses	(23,315)
Other non-operating expenses	(4,441)
Net loss (in accordance with GAAP)(1)	$(25,709)

Cash flows used in operations	$(8,851)

FFO	$(2,166)
_______________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization as well as costs incurred relating to acquisitions and related transactions.

Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of March 31, 2016:

			Years Ended December 31,
(In thousands)	Total	April 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Mortgage note payable:
Principal payments	$96,000	$—	$96,000	$—	$—
Interest payments	$2,595	$1,964	$631	$—	$—
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), provided us with transfer agency services through February 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with ANST, a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST Systems, Inc., a third-party transfer agent ("DST") continued to provide us with transfer agency services and, on March 10, 2016, we entered into a definitive agreement with DST to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

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
As of March 31, 2016, our debt consisted of variable-rate debt. We had a variable rate secured mortgage note payable with an aggregate carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by $1.0 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
On February 12, 2016, we granted 1,333 shares of restricted stock that vest over a period of five years to a recently-appointed independent director, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration was paid in connection with such issuance, which was made without registration under the Securities Act in reliance upon exemption from the registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of March 31, 2016, we had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $760.1 million, inclusive of $30.5 million from the DRIP.
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
As of March 31, 2016, we have incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $676.1 million at March 31, 2016.

As of March 31, 2016, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2016, we have used the net proceeds from our IPO to purchase five properties with an aggregate purchase price of $507.5 million. We have incurred cumulative acquisition and transaction-related costs of $12.2 million, primarily related to our property acquisitions. As of March 31, 2016, we used $32.2 million in proceeds from our IPO to pay cash distributions of $32.2 million. During the three months ended March 31, 2016, we used proceeds from our IPO to make a $18.0 million deposit on an acquisition that is expected to close in the second quarter of 2016.
Issuer Purchases of Equity Securities
During the first quarter of 2016, we completed share repurchases based on requests made during 2015 for 68,491 shares at a weighted-average repurchase price of $23.11 that were accrued as of December 31, 2015. As of March 31, 2016, we had completed cumulative repurchase requests for 183,780 shares at an average price per share of $23.63.
As of March 31, 2016, we had accrued repurchase requests consisting of 3,575 shares at an average price per share of $25.00, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable, accrued expenses and other liabilities line item in the accompanying consolidated balance sheets. The additional shares will be deducted from the applicable limits of the SRP amendment when processing share repurchases for the first fiscal semester of 2016.
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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 12, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Agreement of Purchase and Sale, dated as of March 18, 2016, by and between BPGL HOLDINGS LLC and ARC NYC1140SIXTH, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Amended and Restated Share Repurchase Program effective as of February 28, 2016
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith