Form 10-Q
period 2016-06-30
American Realty Capital New York City REIT, Inc.
filed 2016-08-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 30,494,833 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	494,262	336,582
Acquired intangible assets	114,874	80,407
Total real estate investments, at cost	742,516	550,369
Less accumulated depreciation and amortization	(26,871)	(18,045)
Total real estate investments, net	715,645	532,324
Cash and cash equivalents	73,261	182,700
Restricted cash	2,132	—
Investment securities, at fair value	498	472
Prepaid expenses and other assets (including amounts due from related parties of $775 and $819 at June 30, 2016 and December 31, 2015, respectively)	9,887	7,635
Deferred leasing costs, net	3,343	3,284
Total assets	$804,766	$726,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable, net of deferred financing costs	$190,004	$93,176
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $208 and $184 at June 30, 2016 and December 31, 2015, respectively)	14,111	4,889
Below-market lease liabilities, net	30,410	26,644
Deferred revenue	2,872	1,651
Distributions payable	3,829	3,916
Total liabilities	241,226	130,276

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,419,708 and 30,410,467 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	304	304
Additional paid-in capital	670,540	670,279
Accumulated other comprehensive income	22	—
Accumulated deficit	(107,326)	(74,444)
Total stockholders' equity	563,540	596,139
Total liabilities and stockholders' equity	$804,766	$726,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$9,357	$6,972	$17,318	$9,600
Operating expense reimbursements and other revenue	696	482	1,241	657
Total revenues	10,053	7,454	18,559	10,257

Operating expenses:
Property operating	3,966	2,922	7,514	4,072
Operating fees incurred from related parties	1,098	—	2,151	—
Acquisition and transaction related	4,263	63	4,303	6,012
General and administrative	1,086	580	2,502	1,662
Depreciation and amortization	4,735	4,937	9,504	6,776
Total operating expenses	15,148	8,502	25,974	18,522
Operating loss	(5,095)	(1,048)	(7,415)	(8,265)
Other income (expense):
Interest expense	(1,424)	(1,164)	(2,640)	(1,220)
Income from investment securities and interest	118	30	249	64
Total other expense	(1,306)	(1,134)	(2,391)	(1,156)
Net loss	$(6,401)	$(2,182)	$(9,806)	$(9,421)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	11	(31)	22	(28)
Comprehensive loss	$(6,390)	$(2,213)	$(9,784)	$(9,449)

Basic and diluted weighted average shares outstanding	30,785,076	27,332,717	30,673,781	25,026,174
Basic and diluted net loss per share	$(0.21)	$(0.08)	$(0.32)	$(0.38)
Dividends declared per common share	$0.38	$0.38	$0.75	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	30,410,467	$304	$670,279	$—	$(74,444)	$596,139
Common stock issued through distribution reinvestment plan	462,552	5	10,981	—	—	10,986
Common stock repurchases	(454,644)	(5)	(10,740)	—	—	(10,745)
Share-based compensation	1,333	—	20	—	—	20
Distributions declared	—	—	—	—	(23,076)	(23,076)
Net loss	—	—	—	—	(9,806)	(9,806)
Unrealized gain on investment securities	—	—	—	22	—	22
Balance, June 30, 2016	30,419,708	$304	$670,540	$22	$(107,326)	$563,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,806)	$(9,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,504	6,776
Amortization of deferred financing costs	1,155	597
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,251)	(877)
Share-based compensation	20	2
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(2,573)	(4,916)
Accounts payable, accrued expenses and other liabilities	(216)	2,550
Deferred revenue	1,221	477
Net cash used in operating activities	(1,946)	(4,812)
Cash flows from investing activities:
Investments in real estate	(79,162)	(157,029)
Purchase of investment securities	(4)	(7)
Acquisition funds released from escrow	—	2,068
Capital expenditures	(9,014)	(3,663)
Net cash used in investing activities	(88,180)	(158,631)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	—	(27,688)
Payments of financing costs	(3,327)	(4,588)
Proceeds from issuance of common stock	—	209,576
Distributions paid	(12,177)	(8,727)
Repurchases of common stock	(1,677)	(172)
Restricted cash	(2,132)	—
Net cash provided by (used in) financing activities	(19,313)	168,401
Net change in cash and cash equivalents	(109,439)	4,958
Cash and cash equivalents, beginning of period	182,700	184,341
Cash and cash equivalents, end of period	$73,261	$189,299

Supplemental Disclosures:
Cash paid for interest	$1,484	$427

Non-Cash Investing and Financing Activities
Receivable for offering cost reimbursement	$775	$750
Mortgage note payable used to acquire investments in real estate	99,000	96,000
Accrued stock repurchase requests	10,651	1,430
Distributions payable	3,829	3,593
Accrued offering costs	17	606
Accrued capital expenditures	17	1,881
Other assets acquired in real estate transactions	—	458
Other liabilities assumed in real estate transactions	353	429
Common stock issued through distribution reinvestment plan	10,986	8,994
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. In February 2015, as permitted, the Company reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, the Company registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of June 30, 2016, the Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $754.9 million, inclusive of $35.9 million from the DRIP and net of repurchases.
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
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2016, the Company owned six properties consisting of 1,091,571 rentable square feet.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company has no employees. New York City Advisors, LLC (the "Advisor") manages the Company's affairs on a day-to-day basis. New York City Properties, LLC (the “Property Manager”) manages our properties, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), which is also under common control with AR Global, and Property Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
June 30, 2016
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2016. There have been no significant changes to the Company's significant accounting policies during six months ended June 30, 2016, other than the updates described below:
Recent Accounting Pronouncements
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
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the Company's fiscal year ended December 31, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered to be a VIE and continues to consolidate the OP as required under previous GAAP. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $5.0 million and $2.8 million, respectively, as of June 30, 2016 and December 31, 2015 as a reduction of the carrying amount of its mortgage note payable. See Note 5 — Mortgage Note Payable.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows. The Company's policy is to account for forfeitures as they occur.
Note 3 — Real Estate Investments
On June 15, 2016, the Company, through a wholly-owned subsidiary of the OP, completed its acquisition of the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York ("1140 Avenue of the Americas"). 1140 Avenue of the Americas comprises 249,703 square feet and is subject to a ground lease held by 1140 Sixth Avenue LLC. The seller of 1140 Avenue of the Americas was BPGL Holdings LLC. The contract purchase price for 1140 Avenue of the Americas was $180.0 million, exclusive of closing costs. The Company funded the purchase price with proceeds from the Company's IPO and a mortgage loan from Ladder Capital Finance I LLC (see Note 5 — Mortgage Note Payable). The Company accounted for the purchase of 1140 Avenue of the Americas as a business combination and incurred acquisition related costs of $4.3 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the real estate assets acquired and liabilities assumed during the six months ended June 30, 2016 and 2015 as well as the weighted-average remaining amortization period (in years) as of the acquisition date for intangible assets acquired and liabilities assumed. For the acquisition during the six months ended June 30, 2016, land, building, improvements and intangibles have been provisionally assigned pending receipt and review of information being prepared by a third-party specialist.

	Six Months Ended June 30,
	2016		2015
(Dollar amounts in thousands)	Total Assets Acquired	Weighted Average Amortization Period	Total Assets Acquired
Real estate investments, at cost:
Land	$—		$50,064
Building and improvements	148,647		182,917
Total tangible assets	148,647		232,981
Acquired intangibles:
In-place leases	27,433	6.5	33,380
Above-market lease assets	5,230	9.1	884
Below-market lease liabilities	(5,277)	7.2	(14,245)
Below-market ground lease asset	2,482	50.6	—
Total intangible assets, net	29,868	9.6	20,019
Total assets acquired, net	178,515		253,000
Mortgage notes payable used to acquire real estate investments	(99,000)		(96,000)
Other assets acquired	—		458
Other liabilities assumed	(353)		(429)
Cash paid for acquired real estate investment	$79,162		$157,029
Number of properties purchased	1		1

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents unaudited pro forma information as if the acquisition during the six months ended June 30, 2016 had been consummated on January 1, 2015 and the acquisition during the six months ended June 30, 2015 had been consummated on January 1, 2014. Accordingly, the pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $4.3 million from the six months ended June 30, 2016 to the six months ended June 30, 2015. Additionally, pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $6.0 million from the six months ended June 30, 2015 to January 1, 2014.

	Six Months Ended June 30,
(In thousands)	2016	2015
Pro forma revenues(1)	$27,786	$24,674
Pro forma net loss attributable to stockholders(1)	$(6,937)	$(10,713)
Basic and diluted pro forma net loss per share attributable to stockholders	$(0.23)	$(0.43)
_______________
(1)    For the six months ended June 30, 2016, aggregate revenues and net loss (adjusted for acquisition and transaction costs) derived from the Company's acquisition for the Company's period of ownership were $0.9 million and $0.3 million, respectively.
The following table presents future minimum base cash rental payments due to the Company subsequent to June 30, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
July 1, 2016 - December 31, 2016	$23,726
2017	44,721
2018	43,152
2019	41,838
2020	37,785
Thereafter	147,337
$338,559
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2015. As of June 30, 2016 there were no tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

Property	Tenant	June 30, 2015
123 William Street	Planned Parenthood Federation of America, Inc.	11.1%
123 William Street	The People of the State of New York	10.5%
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on the Company's revenues.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$70,920	$11,613	$59,307
Other intangibles	31,447	2,019	29,428
Below-market ground lease	2,482	—	2,482
Above-market leases	10,025	888	9,137
Acquired intangible assets	$114,874	$14,520	$100,354
Intangible liabilities:
Below-market lease liabilities	$34,660	$4,250	$30,410

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$44,165	$8,017	$36,148
Other intangibles	31,447	1,436	30,011
Above-market leases	4,795	628	4,167
Acquired intangible assets	$80,407	$10,081	$70,326
Intangible liabilities:
Below-market lease liabilities	$29,504	$2,860	$26,644
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases and other intangibles(1)	$2,347	$2,919	$4,855	$3,887
Amortization and (accretion) of above- and below market leases, net(2)	$(616)	$(659)	$(1,251)	$(877)
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2016:

(In thousands)	July 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases	$6,559	$10,795	$9,498	$8,740	$6,838
Other intangibles	583	1,165	1,165	1,165	1,165
Total to be included in depreciation and amortization	$7,142	$11,960	$10,663	$9,905	$8,003

Above-market lease assets	$(615)	$(1,231)	$(1,134)	$(1,107)	$(1,037)
Below-market lease liabilities	1,868	3,584	3,436	3,094	2,680
Total to be included in rental income	$1,253	$2,353	$2,302	$1,987	$1,643
Note 4 — Investment Securities
As of June 30, 2016 and December 31, 2015, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor. See Note 9 — Related Party Transactions and Arrangements. This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on the investment security by security type as of June 30, 2016 and December 31, 2015:

(In thousands)	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Equity security	$476	$22	$—	$498
December 31, 2015
Equity security	$472	$—	$—	$472
__________________

(1)	Net of previously recognized other-than-temporary impairment charges of $0.1 million.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of June 30, 2016 and December 31, 2015 is as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2016	December 31, 2015	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street(1)	1	$96,000	$96,000	2.75%	(2)	Variable	Mar. 2017	(3)
1140 Avenue of the Americas	1	99,000	—	4.17%		Fixed	July 2026
Less: deferred financing costs, net		(4,996)	(2,824)
Mortgage note payable, net of deferred financing costs	2	$190,004	$93,176	3.56%
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.459% at June 30, 2016, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate assets of $443.1 million, at cost (net of below-market lease liabilities), at June 30, 2016 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2016:

(In thousands)	Future Minimum Principal Payments
July 1, 2016 - December 31, 2016	$—
2017	96,000
2018	—
2019	—
2020	—
Thereafter	99,000
Total	$195,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of June 30, 2016, the Company was in compliance with the debt covenants under its mortgage note agreement.
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
June 30, 2016
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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Investment Securities	$498	$—	$—	$498
December 31, 2015
Investment Securities	$472	$—	$—	$472
There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2016 or 2015.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		June 30, 2016
(In thousands)	Level	Gross Principal Balance	Fair Value
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$103,542
As of December 31, 2015, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value. The fair value of the mortgage note payable on 123 William Street is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market rates and there has been no material change in the credit risk or credit markets since origination.
Note 7 — Common Stock
As of June 30, 2016, the Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from public offerings of $754.9 million, inclusive of $35.9 million from the DRIP and net of repurchases. As of December 31, 2015, the Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $754.6 million, inclusive of $24.9 million from the DRIP.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As permitted under the SRP, the Company’s board of directors authorized, with respect to redemption requests received during the six months ended June 30, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the six months ended June 30, 2016. Accordingly, in July 2016, 451,071 shares were repurchased for $10.7 million at an average repurchase price per share of $23.61 (including all shares submitted for death or disability), while requests to repurchase 881,693 shares for $20.5 million at an average price per share of $23.21 were not fulfilled. Additionally, during April 2016, 3,573 additional shares submitted for death or disability were repurchased for $0.1 million at an average repurchase price of $25.00.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2016, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2016, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from September 2010 to December 2013, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
As of June 30, 2016 and 2015, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor. See Note 4 — Investment Securities. There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income from investment securities of approximately $4,000 during the three and six months ended June 30, 2016. The Company recognized income from investment securities of approximately $7,000 during the three and six months ended June 30, 2015.
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
June 30, 2016
(Unaudited)

The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$9,721	$—	$20,318	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,		Net Receivable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Fees and expense reimbursements from the Advisor and affiliates of the Former Dealer Manager	$—	$1,877	$—	$5,046	$758	$758
As of June 30, 2016 and December 31, 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of June 30, 2016 and December 31, 2015, the Company had a receivable from the Advisor totaling $0.8 million related to excess offering and related costs.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2016, the Company's board of directors has approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company pays an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.0 million and $2.0 million in cash asset management fees during the three and six months ended June 30, 2016, respectively. The Company did not pay any cash asset management fees during the three or six months ended June 30, 2015.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company paid $0.1 million and $0.2 million in property management fees during the three and six months ended June 30, 2016. The Company did not pay any property management fees during the three or six months ended June 30, 2015.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. Total reimbursement of costs and expenses for the three and six months ended June 30, 2016 was $0.4 million and $0.8 million, respectively. No reimbursement was incurred for the three or six months ended June 30, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The predecessor to the parent of the Sponsor was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by the Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, ("ANST") a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three and six months ended June 30, 2016, the fees for services from DST are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.
The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015		Payable (receivable) as of
(In thousands)	Incurred	Waived(1)	Incurred	Waived(1)	Incurred	Waived(1)	Incurred	Waived(1)	June 30, 2016	December 31, 2015
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$3,600	$—	$—	$—	$3,600	$—	$5,060	$—	$—	$—
Financing coordination fees	743	—	—	—	743	—	825	—	—	—
Ongoing fees:
Operating fees incurred from related parties	1,098	—	—	118	2,151	—	—	204	—	(44)
Professional fees and other reimbursements	382	—	185	—	826	—	317	—	191	167
Distributions on Class B Units	60	—	27	—	120	—	31	—	—	—
Total related party operation fees and reimbursements	$5,883	$—	$212	$118	$7,440	$—	$6,233	$204	$191	$123
______________________

(1)	Beginning in the third quarter 2015, fees related to property management and leasing were charged to the Company.
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2016 and 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2016 and 2015.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2016 and 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2016 and 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
June 30, 2016
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
The following table displays restricted share award activity during the six months ended June 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	1,333	22.50
Unvested, June 30, 2016	6,132	$22.50
As of June 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.7 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $7,000 and $20,000 for the three and six months ended June 30, 2016, respectively, and approximately $3,000 and $2,000 for the three and six months ended June 30, 2015, respectively. Compensation expense was lower for the six months ended June 30, 2015 due to the resignation of a board member and the reversal of the corresponding accumulated compensation expense associated with the forfeiture of that director's restricted shares. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2016 or 2015.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss (in thousands)	$(6,401)	$(2,182)	$(9,806)	$(9,421)
Basic and diluted weighted average shares outstanding	30,785,076	27,332,717	30,673,781	25,026,174
Basic and diluted net loss per share	$(0.21)	$(0.08)	$(0.32)	$(0.38)
The Company had the following potentially dilutive securities as of June 30, 2016 and 2015, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Six Months Ended June 30,
	2016	2015
Unvested restricted stock	6,132	2,133
OP Units	90	90
Class B Units	159,159	72,675
Total potentially dilutive securities	165,381	74,898

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following item:
In July 2016, 451,071 shares were repurchased pursuant to the SRP for $10.7 million at an average repurchase price per share of $23.61 (including all shares submitted for death or disability), while requests to repurchase 881,693 shares for $20.5 million at an average price per share of $23.21 were not fulfilled.

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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City;

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

•
We are party to an investment opportunity allocation agreement with another program that is sponsored by American Realty Capital III, LLC (our "Sponsor"), pursuant to which we may not have the first opportunity to acquire all properties identified by our Advisor and its affiliates;

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions;

•	In the second quarter of 2016 our cash flows from operations was negative, and we do not expect to generate sufficient cash flow from operations in 2016 to fund distributions at our current level;

•	We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of June 30, 2016, we owned only six properties and therefore have limited diversification.
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
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. In February 2015, as permitted, we reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, we registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). We closed our IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of June 30, 2016, we had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $754.9 million, inclusive of $35.9 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering.
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
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of June 30, 2016, we owned six properties consisting of 1,091,571 rentable square feet, which were 89.3% leased, with a weighted average remaining lease term of 6.8 years. Our six properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and three institutional-quality office buildings.
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
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this new guidance.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the fiscal year ending December 31, 2016. As a result of adoption of the new guidance, we reclassified deferred financing costs, net related to mortgage notes payable as a reduction of the carrying amount of mortgage notes payable.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows. Our policy is to account for forfeitures as they occur.

Properties
The following table presents certain information about the investment properties we owned as of June 30, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	4.3
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	7.8
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	21.3
9 Times Square	Nov. 2014	1	166,640	52.6%	4.5
123 William Street	Mar. 2015	1	542,676	97.7%	7.7
1140 Avenue of the Americas	June 2016	1	249,703	89.7%	5.8
		6	1,091,571	89.3%	6.8
_______________________________
(1) Remaining lease term in years as of June 30, 2016, calculated on a weighted-average basis, as applicable.
Results of Operations
Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
As of April 1, 2015, we owned five properties (our "Three-Month Same Store"). From April 1, 2015 through June 30, 2016, we acquired one property located at 1140 Avenue of the Americas in Manhattan, New York (our "Three-Month Acquisition"), and therefore as of June 30, 2016 we owned six properties. We purchased our Three-Month Acquisition in mid-June 2016 and therefore it had a limited impact on our results. Between July 1, 2015 and June 30, 2016, some in-place leases at 123 William Street and 9 Times Square commenced and, therefore, began to impact our revenue and expenses. Accordingly, due to our Three-Month Same Store, specifically 123 William Street and 9 Times Square, our results of operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, reflect increases in most categories.
As of June 30, 2016, 9 Times Square was 52.6% occupied. Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. Leasing activity with respect to the vacant office space at the property has been positive, largely driven by the success of our pre-build program. Leasing activity for the remodeled retail space at the building has been slower than expected, however, largely due to construction timing delays and excess retail space capacity in the Times Square sub-market. Continued delays or market weakness could suppress our financial results at this property.
Rental Income
Rental income increased $2.4 million to $9.4 million for the three months ended June 30, 2016, from $7.0 million for the three months ended June 30, 2015, primarily due to our Three-Month Same Store which contributed $1.4 million. Our Three-Month Same Store increase was primarily due to lease commencements at 123 William Street, an acquisition that closed in March 2015, which contributed $1.2 million to the increase in Three-Month Same Store. Additionally, 9 Times Square contributed $0.3 million to the increase in Three-Month Same Store, primarily due to lease commencements. Our Three-Month Acquisition contributed $0.8 million to the remaining increase.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.2 million to $0.7 million for the three months ended June 30, 2016, compared to $0.5 million for the three months ended June 30, 2015, primarily due to our Three-Month Same Store which contributed $0.2 million to the increase.
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
Property Operating Expenses
Property operating expenses increased $1.1 million to $4.0 million for the three months ended June 30, 2016 from $2.9 million for the three months ended June 30, 2015, due to our Three-Month Same Store and our Three-Month Acquisition, which contributed $0.7 million and $0.4 million to the increase, respectively. Increases in property operating expenses at 123 William Street provided $0.5 million of the increase in Three-Month Same Store. The increase in property operating expenses primarily related to lease commencements and the increased costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.

Operating Fees incurred from Related Parties
We incurred $1.1 million in fees for asset and property management services from our Advisor and Property Manager for the three months ended June 30, 2016. Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B Units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $1.0 million in cash for asset management fees for the three months ended June 30, 2016.
Property management fees increase in direct correlation with gross revenue and amounted to $0.1 million for the three months ended June 30, 2016. The Property Manager elected to waive property management fees for the three months ended June 30, 2015. For the three months ended June 30, 2015, we would have incurred additional property management fees of approximately $0.1 million had these fees not been waived.
Acquisition and Transaction Related Expenses
We incurred $4.3 million of acquisition and transaction related expenses for the three months ended June 30, 2016 related to our Three-Month Acquisition. For the three months ended June 30, 2015, acquisition and transaction related expenses of $0.1 million primarily included costs related to acquisitions not completed during that period.
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $1.1 million for the three months ended June 30, 2016 from $0.6 million for the three months ended June 30, 2015, primarily due to general and administrative expense reimbursements incurred from our Advisor of $0.4 million. During the year ended December 31, 2015, our Advisor began requesting reimbursement of general and administrative expenses, which had not previously been requested, but no such reimbursement requests were made during the three months ended June 30, 2015. Increased professional fees to maintain our larger real estate portfolio also contributed to the increase in general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expenses decreased $0.2 million to $4.7 million for the three months ended June 30, 2016, compared to $4.9 million for the three months ended June 30, 2015, due to our Three-Month Same Store. The decline in depreciation in our Three-Month Same Store was driven by 123 William Street, which experienced lower in-place lease amortization due to scheduled lease expirations.
Interest Expense
Interest expense increased $0.3 million to $1.4 million for the three months ended June 30, 2016, from $1.2 million for the three months ended June 30, 2015 primarily due to the closing of the loan on our Three-Month Acquisition in June 2016. As of June 30, 2016, we had two loans outstanding with a combined balance of $195.0 million and a weighted average effective interest rate of 3.56%.
Income from Investment Securities and Interest
Income from investment securities and interest increased to $0.1 million for the three months ended June 30, 2016 from approximately $30,000 for the three months ended June 30, 2015. The income related to interest earned on our cash balance for the three months ended June 30, 2016 and dividends earned on our investment in equity securities purchased in August 2014.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
As of January 1, 2015, we owned four properties (our "Six-Month Same Store"). From January 1, 2015 through June 30, 2016, we acquired two properties (our "Six-Month Acquisitions"), and therefore as of June 30, 2016 we owned six properties. Accordingly, due to our Six-Month Acquisitions, our results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 reflect significant increases in most categories.
Rental Income
Rental income increased $7.7 million to $17.3 million for the six months ended June 30, 2016, from $9.6 million for the six months ended June 30, 2015, primarily due to our Six-Month Acquisitions, which contributed $7.3 million to the increase. Our Six-Month Same Store contributed $0.4 million to the increase in rental income, driven entirely by lease commencements at 9 Times Square.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.5 million to $1.2 million for the six months ended June 30, 2016, compared to $0.7 million for the six months ended June 30, 2015, primarily due to our Six-Month Acquisitions.

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
Property Operating Expenses
Property operating expenses increased $3.4 million to $7.5 million for the six months ended June 30, 2016 from $4.1 million for the six months ended June 30, 2015, primarily due to our Six-Month Acquisitions. Our Six-Month Same Store also contributed $0.2 million to the increase. Property operating expenses related to lease commencements and the costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.
Operating Fees incurred from Related Parties
We incurred $2.2 million in fees for asset and property management services from our Advisor and Property Manager for the six months ended June 30, 2016. Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B Units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $2.0 million in cash for asset management fees for the six months ended June 30, 2016.
Property management fees increase in direct correlation with gross revenue and amounted to $0.2 million for the six months ended June 30, 2016. The Property Manager elected to waive property management fees for the six months ended June 30, 2015. For the six months ended June 30, 2015, we would have incurred property management fees of approximately $0.2 million had these fees not been waived.
Acquisition and Transaction Related Expenses
We incurred $4.3 million of acquisition and transaction related expenses for the six months ended June 30, 2016 which related to our purchase of 1140 Avenue of the Americas, which closed in June 2016. For the six months ended June 30, 2015, acquisition and transaction related expenses of $6.0 million related to our purchase of 123 William Street, which closed in March 2015.
General and Administrative Expenses
General and administrative expenses increased $0.8 million to $2.5 million for the six months ended June 30, 2016 from $1.7 million for the six months ended June 30, 2015, primarily due to general and administrative expense reimbursements incurred from our Advisor of $0.8 million. During the year ended December 31, 2015, our Advisor began requesting reimbursement of general and administrative expenses, which had not previously been requested, but no such reimbursement requests were made during the six months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization expenses increased $2.7 million to $9.5 million for the six months ended June 30, 2016, compared to $6.8 million for the six months ended June 30, 2015, due to our Six-Month Acquisitions.
Interest Expense
Interest expense of $2.6 million for the six months ended June 30, 2016 related to our two mortgage notes payable, the proceeds of which funded portions of our Six-Month Acquisitions. As of June 30, 2016, the loans had a combined balance of $195.0 million and a weighted average effective interest rate of 3.56%. For the six months ended June 30, 2015, interest expense was $1.2 million.
Income from Investment Securities and Interest
Income from investment securities and interest increased to $0.2 million for the six months ended June 30, 2016 from approximately $0.1 million for the six months ended June 30, 2015. The income related to interest earned on our cash balance for the six months ended June 30, 2016 and dividends earned on our investment in equity securities purchased in August 2014.
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash used in operating activities was $1.9 million, compared to $4.8 million of net cash used in operating activities during six months ended June 30, 2015. Net cash used in operating activities contained acquisition and transaction related expenses of approximately $4.3 million and $6.0 million, respectively, for the six months ended June 30, 2016 and 2015.

The level of cash flows used in operating activities is affected by the volume of acquisition activity, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $9.8 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $9.4 million, which resulted in cash outflows of $0.4 million. Net cash used in operating activities also included net cash inflows of $1.2 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $2.6 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis as well as a $0.2 million decrease related to accounts payable and accrued expenses associated with operating activities.

Net cash used in investing activities during the six months ended June 30, 2016 was $88.2 million, primarily related to the acquisition of 1140 Avenue of the Americas for $79.2 million, consisting of a purchase price of $178.5 million, net of purchase price adjustments, partially funded with a mortgage note payable of $99.0 million. Net cash used in investing activities also related to payment of capital expenditures of $9.0 million relating to building and tenant improvements at 9 Times Square and 123 William Street.
Net cash used in financing activities of $19.3 million during the six months ended June 30, 2016 consisted primarily of distributions to stockholders of $12.1 million, payments of $3.3 million relating to financing costs, repurchases of common stock of $1.7 million and an increase in restricted cash of $2.1 million.
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
Net cash used in investing activities during the six months ended June 30, 2015 of $158.6 million primarily related to the acquisition of one property for $157.0 million, consisting of a purchase price of $253.0 million partially funded with a mortgage note payable of $96.0 million, as well as capital expenditures of $3.7 million relating to building and tenant improvements at our properties at 9 Times Square and 123 William Street. These cash outflows were partially offset by funds released from escrow of $2.1 million related to a prior period acquisition.
Net cash provided by financing activities of $168.4 million during the six months ended June 30, 2015 consisted of proceeds, net of receivables, from the issuance of common stock of $209.6 million, partially offset by payments of offering costs of $27.7 million, distributions to stockholders of $8.7 million, payments of financing costs of $4.6 million relating to our mortgage note payable and payments for the repurchases of common stock of $0.2 million.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net loss (in accordance with GAAP)	$(3,405)	$(6,401)	$(9,806)
Depreciation and amortization	4,769	4,735	9,504
FFO	1,364	(1,666)	(302)
Acquisition and transaction-related fees and expenses	40	4,263	4,303
Accretion of below- and amortization of above-market lease liabilities and assets, net	(635)	(616)	(1,251)
Straight-line rent	(1,126)	(1,277)	(2,403)
MFFO	$(357)	$704	$347
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $73.3 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our Share Repurchase Program ("SRP"). Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
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

We have used mortgage financing to acquire two of our properties and expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Once we begin calculating Estimated Per-Share NAV and our Estimated Per-Share NAV exceeds $1.0 billion, we intend to maintain 5% of our Estimated Per-Share NAV in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.
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
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the six months ended June 30, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the six months ended June 30, 2016. Accordingly, in July 2016, 451,071 shares were repurchased for $10.7 million at an average repurchase price per share of $23.61 (including all shares submitted for death or disability), while requests to repurchase 881,693 shares for $20.5 million at an average price per share of $23.21 were not fulfilled. Additionally, during April 2016, 3,573 additional shares submitted for death or disability were repurchased for $0.1 million at an average repurchase price of $25.00.
Capital Expenditures
We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
As previously noted, subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we expect to incur $7.5 million to $12.5 million of additional capital expenditures during 2016 related to building improvements, tenant improvements and leasing commissions as we continue to execute on our repositioning, redeveloping and remarketing plan. For the six months ended June 30, 2016, we incurred $3.0 million of capital expenditures related to building improvements, tenant improvements and leasing commissions for 9 Times Square.
The remainder of our capital expenditures related to building and tenant improvements at 123 William Street.

Acquisitions
On June 15, 2016, we, through a wholly-owned subsidiary of the OP, completed our acquisition of the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York ("1140 Avenue of the Americas"). 1140 Avenue of the Americas comprises 249,703 square feet and is subject to a ground lease held by 1140 Sixth Avenue LLC. The seller of 1140 Avenue of the Americas was BPGL Holdings LLC. The purchase price of 1140 Avenue of the Americas was $178.5 million, exclusive of closing costs and net of any purchase price adjustments. We funded the purchase price with proceeds from our IPO and a mortgage loan from Ladder Capital Finance I LLC. We accounted for the purchase of 1140 Avenue of the Americas as a business combination and incurred acquisition related costs of $4.3 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
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
During the six months ended June 30, 2016, distributions paid to common stockholders totaled $23.2 million. Of that amount, $11.0 million was reinvested in shares of our common stock pursuant to the DRIP. During the six months ended June 30, 2016, cash used to pay our distributions was generated from proceeds from our IPO and proceeds from the sale of our shares through the DRIP.
In the second quarter of 2016 our cash flows from operations was negative, and we do not expect to generate sufficient cash flow from operations in 2016 to fund distributions at our current level. We may not generate sufficient cash flows from operations to fund future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
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

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended				Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions to stockholders	$11,485		$11,678		$23,163
Source of distribution coverage:
Cash flows provided by (used in) operations	$1,308	11.4%	$(1,308)	(11.2)%	$—	—%
Net proceeds from the sale of shares through DRIP	4,019	35.0%	5,294	45.3%	9,313	40.2%
Offering proceeds from issuance of common stock	6,158	53.6%	7,692	65.9%	13,850	59.8%
Total sources of distributions	$11,485	100.0%	$11,678	100.0%	$23,163	100.0%
Cash flows provided by (used in) operations (GAAP basis)	$1,308		$(3,254)		$(1,946)
Net loss (in accordance with GAAP)	$(3,405)		$(6,401)		$(9,806)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of June 30, 2016:

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Mortgage note payable:
Principal payments	$195,000	$—	$96,000	$—	$99,000
Interest payments	43,224	3,051	8,884	8,260	23,029
Total debt obligations	$238,224	$3,051	$104,884	$8,260	$122,029
Ground Lease Obligations
The following is a summary of our contractual ground lease obligations as of June 30, 2016:

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Ground lease payments	$245,388	$174	$9,492	$9,492	$226,230
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to the parent of the Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
We were party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide us with transfer agency services and, on March 10, 2016, we entered into a definitive agreement with DST to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 9 — Related Party Transactions and Arrangements to our accompanying consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed and variable-rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2016, our debt consisted of both fixed and variable-rate debt. We had a fixed-rate secured mortgage note payable with an aggregate carrying value of $99.0 million and a fair value of $103.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.
As of June 30, 2016, our variable-rate secured mortgage note payable had a carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by $1.0 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Not applicable.
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
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of June 30, 2016, we had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $754.9 million, inclusive of $35.9 million from the DRIP.
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
As of June 30, 2016, we have incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $670.8 million at June 30, 2016.

As of June 30, 2016, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2016, we have used the net proceeds from our IPO to purchase six properties with an aggregate purchase price of $686.1 million. We have incurred cumulative acquisition and transaction-related costs of $16.5 million, primarily related to our property acquisitions. As of June 30, 2016, we used $38.7 million in proceeds from our IPO to pay cash distributions of $38.7 million. During the six months ended June 30, 2016, we used proceeds from our IPO to purchase a property, with a purchase price of $178.5 million, partially funded with the proceeds from a mortgage note payable of $99.0 million .
Issuer Purchases of Equity Securities
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the six months ended June 30, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the six months ended June 30, 2016. Accordingly, in July 2016, 451,071 shares were repurchased for $10.7 million at an average repurchase price per share of $23.61 (including all shares submitted for death or disability), while requests to repurchase 881,693 shares for $20.5 million at an average price per share of $23.21 were not fulfilled. Additionally, during April 2016, 3,573 additional shares submitted for death or disability were repurchased for $0.1 million at an average repurchase price of $25.00.
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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Loan Agreement, dated June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC.
10.2 *	Form of Restricted Stock Award Agreement.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith