Form 10-Q
period 2016-09-30
American Realty Capital New York City REIT, Inc.
filed 2016-11-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 30,701,001 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	497,915	336,582
Acquired intangible assets	113,994	80,407
Total real estate investments, at cost	745,289	550,369
Less accumulated depreciation and amortization	(33,383)	(18,045)
Total real estate investments, net	711,906	532,324
Cash and cash equivalents	53,150	182,700
Restricted cash	2,866	—
Investment securities, at fair value	508	472
Prepaid expenses and other assets (including amounts due from related parties of $95 and $819 at September 30, 2016 and December 31, 2015, respectively)	13,303	7,635
Deferred leasing costs, net	3,475	3,284
Total assets	$785,208	$726,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable, net of deferred financing costs	$190,672	$93,176
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $2 and $184 at September 30, 2016 and December 31, 2015, respectively)	5,341	4,889
Below-market lease liabilities, net	29,471	26,644
Deferred revenue	3,383	1,651
Distributions payable	3,800	3,916
Total liabilities	232,667	130,276

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,632,079 and 30,410,467 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	306	304
Additional paid-in capital	675,517	670,279
Accumulated other comprehensive income	32	—
Accumulated deficit	(123,314)	(74,444)
Total stockholders' equity	552,541	596,139
Total liabilities and stockholders' equity	$785,208	$726,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$13,441	$7,329	$30,759	$16,929
Operating expense reimbursements and other revenue	967	550	2,208	1,207
Total revenues	14,408	7,879	32,967	18,136

Operating expenses:
Property operating	6,357	3,514	13,871	7,586
Operating fees incurred from related parties	1,525	128	3,676	128
Acquisition and transaction related	24	—	4,327	6,012
General and administrative	1,268	639	3,770	2,301
Depreciation and amortization	7,272	4,822	16,776	11,598
Total operating expenses	16,446	9,103	42,420	27,625
Operating loss	(2,038)	(1,224)	(9,453)	(9,489)
Other income (expense):
Interest expense	(2,387)	(1,158)	(5,027)	(2,378)
Income from investment securities and interest	56	77	305	141
Total other expense	(2,331)	(1,081)	(4,722)	(2,237)
Net loss	$(4,369)	$(2,305)	$(14,175)	$(11,726)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	10	(21)	32	(49)
Comprehensive loss	$(4,359)	$(2,326)	$(14,143)	$(11,775)

Basic and diluted weighted average shares outstanding	30,556,494	29,867,646	30,634,400	26,657,732
Basic and diluted net loss per share	$(0.14)	$(0.08)	$(0.46)	$(0.44)
Dividends declared per common share	$0.38	$0.38	$1.13	$1.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	30,410,467	$304	$670,279	$—	$(74,444)	$596,139
Common stock issued through distribution reinvestment plan	677,835	7	16,091	—	—	16,098
Common stock repurchases	(461,555)	(5)	(10,902)	—	—	(10,907)
Share-based compensation	5,332	—	49	—	—	49
Distributions declared	—	—	—	—	(34,695)	(34,695)
Net loss	—	—	—	—	(14,175)	(14,175)
Unrealized gain on investment securities	—	—	—	32	—	32
Balance, September 30, 2016	30,632,079	$306	$675,517	$32	$(123,314)	$552,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,175)	$(11,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,776	11,598
Amortization of deferred financing costs	1,823	1,170
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,868)	(1,525)
Share-based compensation	49	19
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(6,323)	(10,267)
Accounts payable, accrued expenses and other liabilities	1,399	1,902
Deferred revenue	1,732	591
Net cash used in operating activities	(587)	(8,238)
Cash flows from investing activities:
Investments in real estate	(79,162)	(157,029)
Purchase of investment securities	(4)	(15)
Acquisition funds released from escrow	—	2,068
Capital expenditures	(12,401)	(7,898)
Net cash used in investing activities	(91,567)	(162,874)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	—	(30,426)
Payments of financing costs	(3,327)	(4,574)
Proceeds from issuance of common stock	—	230,600
Distributions paid	(18,713)	(14,281)
Repurchases of common stock	(12,490)	(1,601)
Restricted cash	(2,866)	—
Net cash provided by (used in) financing activities	(37,396)	179,718
Net change in cash and cash equivalents	(129,550)	8,606
Cash and cash equivalents, beginning of period	182,700	184,341
Cash and cash equivalents, end of period	$53,150	$192,947

Supplemental Disclosures:
Cash paid for interest	$2,914	$1,012

Non-Cash Investing and Financing Activities
Receivable for offering cost reimbursement	$—	$700
Mortgage note payable used to acquire investments in real estate	99,000	96,000
Accrued stock repurchase requests	—	1,100
Distributions payable	3,800	3,766
Accrued offering costs	—	178
Accrued capital expenditures	284	507
Other assets acquired in real estate transactions	—	458
Other liabilities assumed in real estate transactions	353	429
Common stock issued through distribution reinvestment plan	16,098	14,657
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership L.P., and its subsidiaries, the “Company”) was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million, pursuant to a registration statement on Form S-11, as amended (File No. 333-194135) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 10.5 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock at a price of $23.75 per share, which is equal to 95% of the offering price in the IPO.
On May 29, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. In February 2015, as permitted, the Company reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, the Company registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of September 30, 2016, the Company had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $759.8 million, inclusive of $41.0 million from the DRIP and net of repurchases.
On October 24, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of June 30, 2016, which was published on October 26, 2016 ("NAV Pricing Date"). The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. Until the NAV Pricing Date, the Company offered shares pursuant to the DRIP and has repurchased shares pursuant to the Share Repurchase Program ("SRP") at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, the Company began to offer shares pursuant to the DRIP and repurchase shares pursuant to its SRP at a price based on Estimated Per-Share NAV.
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of September 30, 2016, the Company owned six properties consisting of 1,091,571 rentable square feet.
Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company has no employees. New York City Advisors, LLC (the "Advisor") manages the Company's affairs on a day-to-day basis. New York City Properties, LLC (the “Property Manager”) manages our properties, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, New York City Special Limited Partner, LLC (the "Special Limited Partner"), which is also under common control with AR Global, and the Property Manager have also received or will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2016. There have been no significant changes to the Company's significant accounting policies during nine months ended September 30, 2016, other than the updates described below:
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
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $4.3 million and $2.8 million, respectively, as of September 30, 2016 and December 31, 2015 as a reduction of the carrying amount of its mortgage note payable. See Note 5 — Mortgage Note Payable.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 3 — Real Estate Investments
On June 15, 2016, the Company, through a wholly-owned subsidiary of the OP, completed its acquisition of the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York ("1140 Avenue of the Americas"). 1140 Avenue of the Americas comprises 249,703 square feet and is subject to a remaining 50.3 year ground lease that expires on December 31, 2066, held by 1140 Sixth Avenue LLC. The ground lease has a fixed annual rent of $0.3 million until January 1, 2017, at which time the fixed annual rent increases to $4.7 million through December 2041 and $5.1 million through the remainder of the term. The seller of 1140 Avenue of the Americas was BPGL Holdings LLC. The contract purchase price for 1140 Avenue of the Americas was $180.0 million, exclusive of closing costs. The Company funded the purchase price with proceeds from the Company's IPO and a mortgage loan from Ladder Capital Finance I LLC (see Note 5 — Mortgage Note Payable). The Company accounted for the purchase of 1140 Avenue of the Americas as a business combination and incurred acquisition related costs of $4.3 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the real estate assets acquired and liabilities assumed during the nine months ended September 30, 2016 and 2015 as well as the weighted-average remaining amortization period (in years) as of the acquisition date for intangible assets acquired and liabilities assumed.

	Nine Months Ended September 30,
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents unaudited pro forma information as if the acquisition during the nine months ended September 30, 2016 had been consummated on January 1, 2015 and the acquisition during the nine months ended September 30, 2015 had been consummated on January 1, 2014. Accordingly, the pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $4.3 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2015. Additionally, pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $6.0 million from the nine months ended September 30, 2015 to January 1, 2014.

	Nine Months Ended September 30,
(In thousands)	2016	2015
Pro forma revenues(1)	$41,932	$37,312
Pro forma net loss attributable to stockholders(1)	$(15,274)	$(9,153)
Basic and diluted pro forma net loss per share attributable to stockholders	$(0.50)	$(0.37)
_______________
(1)    For the nine months ended September 30, 2016, aggregate revenues and net income (adjusted for acquisition and transaction costs) derived from the Company's acquisition for the Company's period of ownership were $6.0 million and $0.6 million, respectively.
Future Minimum Cash Rent
The following table presents future minimum base cash rental payments due to the Company subsequent to September 30, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
October 1, 2016 - December 31, 2016	$11,857
2017	44,940
2018	42,797
2019	41,040
2020	36,977
Thereafter	146,731
$324,342
Significant Tenant
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2015. As of September 30, 2016 there were no tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

Property	Tenant	September 30, 2015
123 William Street	Planned Parenthood Federation of America, Inc.	11.2%
The termination, delinquency or non-renewal of this lease by the above tenant may have a material adverse effect on the Company's revenues.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$70,040	$14,048	$55,992
Other intangibles	31,447	2,310	29,137
Below-market ground lease	2,482	14	2,468
Above-market leases	10,025	1,196	8,829
Acquired intangible assets	$113,994	$17,568	$96,426
Intangible liabilities:
Below-market lease liabilities	$34,659	$5,188	$29,471

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$44,165	$8,017	$36,148
Other intangibles	31,447	1,436	30,011
Above-market leases	4,795	628	4,167
Acquired intangible assets	$80,407	$10,081	$70,326
Intangible liabilities:
Below-market lease liabilities	$29,504	$2,860	$26,644
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases and other intangibles(1)	$3,607	$3,089	$8,462	$6,976
Amortization and (accretion) of above- and below-market leases, net(2)	$(631)	$(648)	$(1,882)	$(1,525)
Amortization of below-market ground lease(3)	$14	$—	$14	$—
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expense.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2016:

(In thousands)	October 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases	$3,118	$10,800	$9,502	$8,744	$6,842
Other intangibles	291	1,165	1,165	1,165	1,165
Total to be included in depreciation and amortization	$3,409	$11,965	$10,667	$9,909	$8,007

Above-market lease assets	$(308)	$(1,232)	$(1,135)	$(1,107)	$(1,038)
Below-market lease liabilities	929	3,584	3,436	3,094	2,680
Total to be included in rental income	$621	$2,352	$2,301	$1,987	$1,642
Note 4 — Investment Securities
As of September 30, 2016 and December 31, 2015, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor. See Note 9 — Related Party Transactions and Arrangements. This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on the investment security by security type as of September 30, 2016 and December 31, 2015:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Equity security	$476	$32	$—	$508
December 31, 2015
Equity security	$472	$—	$—	$472

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of September 30, 2016 and December 31, 2015 is as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2016	December 31, 2015	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street(1)	1	$96,000	$96,000	2.81%	(2)	Variable	Mar. 2017	(3)
1140 Avenue of the Americas	1	99,000	—	4.17%		Fixed	July 2026
Less: deferred financing costs, net		(4,328)	(2,824)
Mortgage note payable, net of deferred financing costs	2	$190,672	$93,176	3.58%
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.524% at September 30, 2016, plus a margin of 2.25%, based on a 360 day year.

(3)	The Company has a one-time option to extend the maturity date by one year.
Real estate assets of $445.1 million, at cost (net of below-market lease liabilities), at September 30, 2016 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2016:

(In thousands)	Future Minimum Principal Payments
October 1, 2016 - December 31, 2016	$—
2017	96,000
2018	—
2019	—
2020	—
Thereafter	99,000
Total	$195,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of September 30, 2016, the Company was in compliance with the debt covenants under its mortgage note agreement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Investment Securities	$508	$—	$—	$508
December 31, 2015
Investment Securities	$472	$—	$—	$472
There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2016 or 2015.
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

		September 30, 2016
(In thousands)	Level	Gross Principal Balance	Fair Value
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$105,123

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Note 7 — Common Stock
As of September 30, 2016, the Company had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from public offerings of $759.8 million, inclusive of $41.0 million from the DRIP and net of repurchases. As of December 31, 2015, the Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $754.6 million, inclusive of $24.9 million from the DRIP.
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
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations.
On January 25, 2016, the Company's board of directors approved an amendment of the SRP to supersede and replace the existing SRP effective beginning on February 28, 2016. Under the SRP, as amended, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Company's board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester").
On October 24, 2016, the Company's board of directors approved an Estimated Per-Share NAV as of June 30, 2016.
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
Following the establishment of Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP now depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

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
September 30, 2016
(Unaudited)

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
As permitted under the SRP, the Company’s board of directors authorized, with respect to redemption requests received during the first fiscal semester, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the first fiscal semester. Pursuant to this authorization 461,555 shares were repurchased for $10.9 million at an average repurchase price per share of $23.62 (including all shares submitted for death or disability) during the nine months ended September 30, 2016. The Company will complete a second repurchase in the first quarter of 2017 after completion of the second fiscal semester in accordance with the SRP.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2016, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2016, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
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
As of September 30, 2016 and 2015, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor. See Note 4 — Investment Securities. There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income from investment securities of approximately $3,000 and approximately $6,000, respectively, during the three and nine months ended September 30, 2016. The Company recognized income from investment securities of approximately $8,000 and approximately $15,000, respectively, during the three and nine months ended September 30, 2015.
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
September 30, 2016
(Unaudited)

The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$2,056	$—	$22,374	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Receivable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Fees and expense reimbursements from the Advisor and affiliates of the Former Dealer Manager	$—	$240	$—	$5,277	$—	$758
As of September 30, 2016 and December 31, 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of December 31, 2015, the Company had a receivable from the Advisor totaling $0.8 million related to excess offering and related costs. This amount was paid in full during the three months ended September 30, 2016 and therefore no receivable remains as of September 30, 2016.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of the majority of the Company's independent directors after the economic hurdle has been met (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2016, the Company's board of directors has approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company pays an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.3 million and $3.3 million in cash asset management fees during the three and nine months ended September 30, 2016, respectively. The Company did not pay any cash asset management fees during the three or nine months ended September 30, 2015.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company paid $0.2 million and $0.3 million in property management fees during the three and nine months ended September 30, 2016, respectively. The Company paid $0.1 million in property management fees during the three and nine months ended September 30, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. The Company’s executive officers, who are employees of affiliates of the Advisor and Property Manager, do not receive any compensation directly from the Company for serving as executive officers. The Company does not reimburse the Advisor and its affiliates that are involved in managing the Company’s operations, including the Property Manager, for salaries, bonuses or benefits incurred by these entities and paid to the Company’s executive officers. Total reimbursement of costs and expenses for the three and nine months ended September 30, 2016 was $0.5 million and $1.3 million, respectively. Total reimbursement of costs and expenses for the three and nine months ended September 30, 2015 was $0.2 million and $0.5 million, respectively.
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, ("ANST") a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three and nine months ended September 30, 2016, the fees for services from DST are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015		Payable (receivable) as of
(In thousands)	Incurred	Waived(1)	Incurred	Waived(1)	Incurred	Waived(1)	Incurred	Waived(1)	September 30, 2016	December 31, 2015
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$3,600	$—	$5,060	$—	$—	$—
Financing coordination fees	—	—	—	—	743	—	825	—	—	—
Ongoing fees:
Operating fees incurred from related parties	1,525	—	128	—	3,676	—	332	204	(95)	(44)
Professional fees and other reimbursements	460	—	203	—	1,286	—	520	—	2	167
Distributions on Class B Units	60	—	37	—	180	—	68	—	—	—
Total related party operation fees and reimbursements	$2,045	$—	$368	$—	$9,485	$—	$6,805	$204	$(93)	$123
______________________

(1)	Beginning in the third quarter 2015, fees related to property management and leasing were charged to the Company.
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2016 and 2015.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2016 and 2015.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2016 and 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2016 and 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table displays restricted share award activity during the nine months ended September 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	5,332	22.50
Unvested, September 30, 2016	10,131	$22.50
As of September 30, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.1 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $29,000 and $49,000 for the three and nine months ended September 30, 2016, respectively, and approximately $18,000 and $19,000 for the three and nine months ended September 30, 2015, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2016 or 2015.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss (in thousands)	$(4,369)	$(2,305)	$(14,175)	$(11,726)
Basic and diluted weighted average shares outstanding	30,556,494	29,867,646	30,634,400	26,657,732
Basic and diluted net loss per share	$(0.14)	$(0.08)	$(0.46)	$(0.44)
The Company had the following potentially dilutive securities as of September 30, 2016 and 2015, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Nine Months Ended September 30,
	2016	2015
Unvested restricted stock	10,131	4,799
OP Units	90	90
Class B Units	159,159	115,798
Total potentially dilutive securities	169,380	120,687
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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the “SRP”) and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions;

•
We do not expect to generate sufficient cash flow from operations in 2016 to fund distributions at our current level, and there can be no assurance we will be able to continue paying cash distributions at our current level or at all;

•	We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of September 30, 2016, we owned only six properties and therefore have limited diversification.
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
On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. In February 2015, as permitted, we reallocated the remaining 10.0 million DRIP shares available under the Registration Statement to the primary offering. On May 22, 2015, we registered an additional 25.0 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-204433). We closed our IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of September 30, 2016, we had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $759.8 million, inclusive of $41.0 million from the DRIP. The per share purchase price in the IPO was up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP is equal to $23.75 per share, which is equal to 95% of the offering price in the primary offering.
On October 24, 2016, our board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of June 30, 2016, which was published on October 26, 2016 ("NAV Pricing Date"). We intend to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of our board of directors, provided that such valuations will be made at least once annually. Until the NAV Pricing Date, we offered shares pursuant to the DRIP at $23.75 per share and have repurchased shares pursuant to the Share Repurchase Program ("SRP"). Beginning with the NAV Pricing Date, we began to offer shares pursuant to the DRIP and repurchase shares pursuant to our SRP at a price based on Estimated Per-Share NAV.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by us alone or jointly with another party. As of September 30, 2016, we owned six properties consisting of 1,091,571 rentable square feet, which were 89.8% leased, with a weighted average remaining lease term of 6.6 years. Our six properties include one commercial property, one property consisting of three condominium units (one retail unit, a parking garage and one office unit), one parking garage and three institutional-quality office buildings.
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
Restricted Cash
Restricted cash consists of mortgage lender required reserves for maintenance, real estate tax, structural, and debt service reserves.
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
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.

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
Properties
The following table presents certain information about the investment properties we owned as of September 30, 2016:

Portfolio	Acquisition Date	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	12,327	100.0%	4.0
400 E. 67th Street - Laurel Condominium	Sept. 2014	58,750	100.0%	7.5
200 Riverside Boulevard - ICON Garage	Sept. 2014	61,475	100.0%	21.0
9 Times Square	Nov. 2014	166,640	56.0%	4.7
123 William Street	Mar. 2015	542,676	97.7%	7.4
1140 Avenue of the Americas	June 2016	249,703	89.7%	5.5
		1,091,571	89.8%	6.6
_______________________________
(1) Remaining lease term in years as of September 30, 2016, calculated on a weighted-average basis, as applicable.

Results of Operations
Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
As of July 1, 2015, we owned five properties (our "Three-Month Same Store"). From July 1, 2015 through September 30, 2016, we acquired one property located at 1140 Avenue of the Americas in Manhattan, New York (our "Three-Month Acquisition"), and therefore as of September 30, 2016 we owned six properties. Due to our Three-Month Acquisition our results of operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, reflect significant increases in most categories.
As of September 30, 2016, 9 Times Square was 56.0% occupied, which increased from 49.7% occupied as of September 30, 2015. Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. Leasing activity for the remodeled retail space at the building has been slower than expected, however, largely due to construction timing delays and excess retail space capacity in the Times Square sub-market. Continued delays or market weakness could suppress our financial results at this property; however, we have seen positive leasing with respect to the vacant office space in the current quarter and expect this trend to continue.
Rental Income
Rental income increased $6.1 million to $13.4 million for the three months ended September 30, 2016, from $7.3 million for the three months ended September 30, 2015, primarily due to our Three-Month Acquisition which contributed $4.9 million to the increase. Our Three-Month Same Store provided $1.2 million of the increase primarily due to lease commencements at 123 William Street and an acquisition that closed in March 2015. Additionally, 9 Times Square contributed $0.1 million to the increase in Three-Month Same Store, primarily due to lease commencements.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.4 million to $1.0 million for the three months ended September 30, 2016, compared to $0.6 million for the three months ended September 30, 2015, due to our Three-Month Acquisition and Three-Month Same Store which each contributed $0.2 million to the increase.
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
Property Operating Expenses
Property operating expenses increased $2.8 million to $6.4 million for the three months ended September 30, 2016 from $3.5 million for the three months ended September 30, 2015 primarily due to our Three-Month Acquisition, which contributed $2.5 million to the increase. Our Three-Month Same Store provided $0.3 million of the increase mainly due to increases at 9 Times Square due to higher occupancy. The increase in property operating expenses primarily related to lease commencements and the increased costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.
Operating Fees incurred from Related Parties
We incurred $1.5 million in fees for asset and property management services from our Advisor and Property Manager for the three months ended September 30, 2016. Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B Units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $1.3 million in cash for asset management fees for the three months ended September 30, 2016.
Property management fees increase in direct correlation with gross revenue and amounted to $0.2 million for the three months ended September 30, 2016 and 2015.
Acquisition and Transaction Related Expenses
We incurred approximately $24,000 of acquisition and transaction related expenses for the three months ended September 30, 2016. For the three months ended September 30, 2015, we incurred no acquisition and transaction related expenses.

General and Administrative Expenses
General and administrative expenses increased $0.6 million to $1.3 million for the three months ended September 30, 2016 from $0.6 million for the three months ended September 30, 2015, primarily due to general and administrative expense reimbursements incurred from our Advisor of $0.5 million. During the year ended December 31, 2015, our Advisor began requesting reimbursement of general and administrative expenses, which had not previously been requested, but no such reimbursement requests were made during the three months ended September 30, 2015. Increased professional fees related to our 2016 annual meeting and to maintaining our larger real estate portfolio also contributed to the increase in general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expenses increased $2.5 million to $7.3 million for the three months ended September 30, 2016, compared to $4.8 million for the three months ended September 30, 2015, due to our Three-Month Acquisition. Our Three-Month Same Store contributed $0.1 million to the increase.
Interest Expense
Interest expense increased $1.2 million to $2.4 million for the three months ended September 30, 2016, from $1.2 million for the three months ended September 30, 2015 primarily due to the closing of the loan on our Three-Month Acquisition in June 2016. As of September 30, 2016, we had two loans outstanding with a combined balance of $195.0 million and a weighted average effective interest rate of 3.58%.
Income from Investment Securities and Interest
Income from investment securities and interest remained at $0.1 million for the three months ended September 30, 2016 and 2015. The income related to interest earned on our cash balance for the three months ended September 30, 2016 and 2015 and dividends earned on our investment in equity securities purchased in August 2014.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
As of January 1, 2015, we owned four properties (our "Nine-Month Same Store"). From January 1, 2015 through September 30, 2016, we acquired two properties (our "Nine-Month Acquisitions"), and therefore as of September 30, 2016 we owned six properties. Accordingly, due to our Nine-Month Acquisitions, our results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 reflect significant increases in most categories.
Rental Income
Rental income increased $13.8 million to $30.8 million for the nine months ended September 30, 2016, from $16.9 million for the nine months ended September 30, 2015, primarily due to our Nine-Month Acquisitions, which contributed $13.3 million to the increase. Our Nine-Month Same Store contributed $0.5 million to the increase in rental income, driven primarily by lease commencements at 9 Times Square.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.0 million to $2.2 million for the nine months ended September 30, 2016, compared to $1.2 million for the nine months ended September 30, 2015, primarily due to our Nine-Month Acquisitions.
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
Property Operating Expenses
Property operating expenses increased $6.3 million to $13.9 million for the nine months ended September 30, 2016 from $7.6 million for the nine months ended September 30, 2015, primarily due to our Nine-Month Acquisitions. Our Nine-Month Same Store also contributed $0.5 million to the increase. Property operating expenses related to lease commencements and the costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.

Operating Fees incurred from Related Parties
We incurred $3.7 million in fees for asset and property management services from our Advisor and Property Manager for the nine months ended September 30, 2016. Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B Units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $3.3 million in cash for asset management fees for the nine months ended September 30, 2016.
Property management fees increase in direct correlation with gross revenue and amounted to $0.3 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Property Manager elected to waive a portion of property management fees for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, we would have incurred and additional $0.2 million of property management fees had these fees not been waived.
Acquisition and Transaction Related Expenses
We incurred $4.3 million of acquisition and transaction related expenses for the nine months ended September 30, 2016 which related to our purchase of 1140 Avenue of the Americas, which closed in June 2016. For the nine months ended September 30, 2015, acquisition and transaction related expenses of $6.0 million related to our purchase of 123 William Street, which closed in March 2015.
General and Administrative Expenses
General and administrative expenses increased $1.5 million to $3.8 million for the nine months ended September 30, 2016 from $2.3 million for the nine months ended September 30, 2015, primarily due to general and administrative expense reimbursements incurred from our Advisor of $1.3 million. During the year ended December 31, 2015, our Advisor began requesting reimbursement of general and administrative expenses, which had not previously been requested, but no such reimbursement requests were made during the nine months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization expenses increased $5.2 million to $16.8 million for the nine months ended September 30, 2016, compared to $11.6 million for the nine months ended September 30, 2015, due to our Nine-Month Acquisitions.
Interest Expense
Interest expense of $5.0 million for the nine months ended September 30, 2016 related to our two mortgage notes payable, the proceeds of which funded portions of our Nine-Month Acquisitions. As of September 30, 2016, the loans had a combined balance of $195.0 million and a weighted average effective interest rate of 3.58%. For the nine months ended September 30, 2015, interest expense was $2.4 million.
Income from Investment Securities and Interest
Income from investment securities and interest increased to $0.3 million for the nine months ended September 30, 2016 from approximately $0.1 million for the nine months ended September 30, 2015. The income related to interest earned on our cash balance for the nine months ended September 30, 2016 and dividends earned on our investment in equity securities purchased in August 2014.
Cash Flows for the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash used in operating activities was $0.6 million, compared to $8.2 million of net cash used in operating activities during nine months ended September 30, 2015. Net cash used in operating activities contained acquisition and transaction related expenses of approximately $4.3 million and $6.0 million, respectively, for the nine months ended September 30, 2016 and 2015.
The level of cash flows used in operating activities is affected by the volume of acquisition activity, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $14.2 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $16.8 million, which resulted in cash outflows of $2.6 million. Net cash used in operating activities also included net cash inflows of $1.7 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities. As occupancy increases at 9 Times Square, cash flows from operations is expected to increase.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $6.3 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis as well as a $1.4 million decrease related to accounts payable and accrued expenses associated with operating activities.

Net cash used in investing activities during the nine months ended September 30, 2016 was $91.6 million, primarily related to the acquisition of 1140 Avenue of the Americas for $79.2 million, consisting of a purchase price of $178.5 million, net of purchase price adjustments, partially funded with a mortgage note payable of $99.0 million. Net cash used in investing activities also related to payment of capital expenditures of $12.4 million relating to building and tenant improvements at 9 Times Square and 123 William Street.
Net cash used in financing activities of $37.4 million during the nine months ended September 30, 2016 consisted primarily of distributions to stockholders of $18.7 million, payments of $3.3 million relating to financing costs, repurchases of common stock of $12.5 million and an increase in restricted cash of $2.9 million.
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
Net cash used in investing activities during the nine months ended September 30, 2015 was $162.9 million primarily related to our acquisition of one property for $157.0 million, with an aggregate purchase price of $253.0 million, partially funded with a mortgage note payable of $96.0 million, as well as capital expenditures of $7.9 million relating to building and tenant improvements at 9 Times Square and 123 William Street. These cash outflows were partially offset by funds released from escrow of $2.1 million related to a prior period acquisition.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net loss (in accordance with GAAP)	$(3,405)	$(6,401)	$(4,369)	$(14,175)
Depreciation and amortization	4,769	4,735	7,272	16,776
FFO	1,364	(1,666)	2,903	2,601
Acquisition and transaction-related fees and expenses	40	4,263	24	4,327
Accretion of below- and amortization of above-market lease liabilities and assets, net	(635)	(616)	(617)	(1,868)
Straight-line rent	(1,126)	(1,277)	(1,110)	(3,513)
Straight-line ground rent	—	—	1,127	1,127
MFFO	$(357)	$704	$2,327	$2,674
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $53.2 million. The decrease in cash and cash equivalents from the second quarter 2016 is primarily due to the repurchase of shares which were requested and accrued for repurchase under our SRP as of June 30, 2016. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our SRP. If we acquire additional assets, we intend to pay for them with cash proceeds from our IPO and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, the remaining proceeds from the sale of common stock and proceeds from secured mortgage financings. Management expects that, as our portfolio of investments stabilizes, specifically 9 Times Square, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
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
Once the total of our Estimated Per-Share NAV multiplied by the number of shares of common stock outstanding exceeds $1.0 billion, we intend to maintain 5% of the total of our Estimated Per-Share NAV multiplied by the number of shares of common stock outstanding in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.

Share Repurchase Program
Our board of directors has adopted the SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. Due to these conditions and limitations, there can be no assurance that all, or any, shares submitted validly for repurchase will be repurchased under the SRP. On January 25, 2016, we announced that our board of directors had unanimously approved an amendment to the SRP. Under the SRP amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose. Since we established an Estimated Per-Share NAV during the second fiscal semester of 2016, any repurchase requests received during the second fiscal semester of 2016 will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester. The SRP amendment became effective beginning on February 28, 2016.
As permitted under the SRP, the only repurchase requests completed during the three months ended September 30, 2016 were for death or disability. Our second fiscal semester will end on December 31, 2016 at which time we will evaluate repurchase requests. During our first fiscal semester of 2016, 461,555 shares were repurchased for $10.9 million at an average repurchase price per share of $23.62 (including all shares submitted for death or disability), while requests to repurchase 874,782 shares for $20.3 million at an average price per share of $23.21 were not fulfilled.
Capital Expenditures
We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
As previously noted, subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we expect to incur $2.5 million to $3.0 million of additional capital expenditures during 2016 related to building improvements, tenant improvements and leasing commissions as we continue to execute on our repositioning, redeveloping and remarketing plan. For the nine months ended September 30, 2016, we incurred $4.6 million of capital expenditures related to building improvements, tenant improvements and leasing commissions for 9 Times Square. The remainder of our $8.1 million in capital expenditures for the nine months ended September 30, 2016 related to building and tenant improvements at 123 William Street and 1140 Avenue of the Americas.
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
During the nine months ended September 30, 2016, distributions paid to common stockholders totaled $34.8 million. Of that amount, $16.1 million was reinvested in shares of our common stock pursuant to the DRIP. During the nine months ended September 30, 2016, cash used to pay our distributions was generated from proceeds from our IPO and proceeds from the sale of our shares through the DRIP.
For the nine months ended September 30, 2016 our cash flows from operations was negative, and we do not expect to generate sufficient cash flow from operations in 2016 to fund distributions at our current level. We may not generate sufficient cash flows from operations to fund future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
We do not expect to generate sufficient cash flows from our operations to pay distributions at the current level. In addition to cash flow from operations, we expect to use a portion of our cash on hand, which represents the remaining proceeds we received in our IPO, and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP or any decline in cash flow or need to use cash flow for other purposes could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions. There can be no assurance we will be able to continue paying cash distributions at our current level or at all.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions to stockholders	$11,485		$11,678		$11,648		$34,811
Source of distribution coverage:
Cash flows provided by (used in) operations	$1,308	11.4%	$(1,308)	(11.2)%	$—	—%	$—	—%
Net proceeds from the sale of shares through DRIP	4,019	35.0%	5,294	45.3%	(5,705)	(49.0)%	3,608	10.4%
Offering proceeds from issuance of common stock	6,158	53.6%	7,692	65.9%	17,353	149.0%	31,203	89.6%
Total sources of distributions	$11,485	100.0%	$11,678	100.0%	$11,648	100.0%	$34,811	100.0%
Cash flows provided by (used in) operations (GAAP basis)	$1,308		$(3,254)		$1,359		$(587)
Net loss (in accordance with GAAP)	$(3,405)		$(6,401)		$(4,369)		$(14,175)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of September 30, 2016:

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Mortgage note payable:
Principal payments	$195,000	$—	$96,000	$—	$99,000
Interest payments	41,898	1,709	8,900	8,260	23,029
Total debt obligations	$236,898	$1,709	$104,900	$8,260	$122,029
Ground Lease Obligations
The following is a summary of our contractual ground lease obligations as of September 30, 2016:

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Ground lease payments	$245,301	$87	$9,492	$9,492	$226,230
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
As of September 30, 2016, our debt consisted of both fixed and variable-rate debt. We had a fixed-rate secured mortgage note payable with an aggregate carrying value of $99.0 million and a fair value of $105.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.
As of September 30, 2016, our variable-rate secured mortgage note payable had a carrying value and fair value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by $1.0 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
On July 29, 2016, we granted 3,999 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuance, which was made without registration under the Securities Act in reliance upon exemption from the registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of September 30, 2016, we had 30.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $759.8 million, inclusive of $41.0 million from the DRIP.
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
As of September 30, 2016, we have incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $675.8 million at September 30, 2016.

As of September 30, 2016, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
As of September 30, 2016, we have used $715.4 million of the $718.8 million in aggregate net proceeds from our IPO, excluding the DRIP, as follows: (i) $492.5 million to pay all or a portion of the purchase price of six properties; (ii) $69.4 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (iii) $11.9 million to reimburse our Advisor for Offering expenses; (iv) $16.5 million to pay acquisition fees, acquisition cost reimbursements, financing coordination fees and other fees and reimbursements to our Advisor and its affiliates; (v) $83.0 million to pay cash distributions to our stockholders; (vi) $26.9 million to fund capital expenditures; and (vii) $15.2 million to repurchase shares of our common stock pursuant to the SRP.
Issuer Purchases of Equity Securities
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the nine months ended September 30, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the nine months ended September 30, 2016. Accordingly, in July 2016, 457,982 shares were repurchased for $10.8 million at an average repurchase price per share of $23.60 (including all shares submitted for death or disability), while requests to repurchase 874,782 shares for $20.3 million at an average price per share of $23.21 were not fulfilled. Additionally, during April 2016, 3,573 additional shares submitted for death or disability were repurchased for $0.1 million at an average repurchase price of $25.00.
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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith