Form 10-K
period 2016-12-31
American Realty Capital New York City REIT, Inc.
filed 2017-03-28
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

As of February 28, 2017, the registrant had 30,736,654 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2016

i

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2016

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the "SRP") and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions;

•
We do not expect to generate sufficient cash flow from operations to fund distributions at our current level, and there can be no assurance we will be able to continue paying cash distributions at our current level or at all;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of December 31, 2016, we owned only six properties and therefore have limited diversification.
All forward-looking statements should be read with the risks noted in Part I, Item 1A of this Annual Report on Form 10-K.

ii

PART I
Item 1. Business
Organization
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of December 31, 2016, we owned six properties consisting of 1,091,571 rentable square feet acquired for an aggregate purchase price of $686.1 million.
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the "OP").
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. We closed our IPO on May 31, 2015. As of December 31, 2016, we had 30.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan ("DRIP"), and had received total gross proceeds from the IPO of $764.8 million, inclusive of $46.0 million from the DRIP and net of repurchases.
On October 24, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV) of $21.25 per share based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 30,419,798 shares of common stock outstanding on a fully diluted basis as of June 30, 2016, which was published on October 26, 2016 ("NAV Pricing Date"). We intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually. We offer shares pursuant to the DRIP and repurchase shares pursuant to our SRP at a price based on Estimated Per-Share NAV.
We have no employees. Our Advisor manages our affairs on a day-to-day basis. We have retained New York City Properties, LLC (our "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to our IPO and, the investment and management of our assets. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

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

•	Diversified Tenant Mix - Lease to a diversified group of tenants with a bias toward lease terms of five years or greater;

•	Pay Monthly Distributions - Pay monthly distributions; and

•	Maximize Total Returns - Maximize total returns to our stockholders through a combination of realized appreciation and current income.
Acquisition and Investment Policies
Primary Investment Focus
We have focused and intend to continue focusing our investment activities on acquiring quality, income-producing commercial real estate located in the five boroughs of New York City and, in particular, properties located in Manhattan. We may also originate or acquire real estate debt backed by quality, income-producing commercial real estate located predominantly in New York City. The real estate debt, which we may also originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
Investing in Real Property
We have invested and expect to invest a majority of our assets in office properties located in New York City. We may also invest in real estate assets that accompany office space, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City.
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
The following table lists the tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2015 and 2014, respectively. As of December 31, 2016 there were no tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

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
No other tenant represents greater than 10% of our annualized rental income on a straight-line basis as of December 31, 2016, 2015 and 2014, respectively.

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
Financing Strategies and Offerings
We use debt financing to fund property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness varies and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We do not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
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
In addition, it is currently our intention to limit our aggregate borrowings to 40% – 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. Subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2016 and do not expect that we will be required to make any such material capital expenditures during 2017.
Employees
 We have no employees. The employees of our Advisor and its affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management and investor relations services.
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
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our stockholders. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions and the value of an investment in our common stock.
Risks Related to an Investment in American Realty Capital New York City REIT, Inc.
All of our properties are located in the New York MSA, making us dependent upon the economic climate in New York City and subject to significant competitive pressure.
All of the real estate assets we own are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or lodging space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market.
We face significant competition for tenants.
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors and lenders. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources.
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
Our SRP includes numerous restrictions that limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year, and our board of directors has the right to reject any request for repurchase.
Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price paid for the shares or our estimate of net asset value. Because of the illiquid nature of our shares, stockholders should be prepared to hold them for an indefinite period of time.
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
Generally, a stockholder must have held shares for at least one year in order to participate in our SRP unless such repurchase is in connection with a stockholder's death or disability. The repurchase price per share that we will pay to repurchase shares of our common stock is based on our Estimated Per-Share NAV.
We limit repurchases for each six-month period ending June 30 and December 31 to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Further, repurchases pursuant to the SRP for any given fiscal semester may only be funded from proceeds received during that same fiscal semester from the proceeds of the issuance of common stock pursuant to the DRIP, as well as any reserves our board of directors may, in its sole discretion, make available for this purpose.
These limits might prevent us from accommodating all repurchase requests made in any year and there can be no assurance any shares will be repurchased under our SRP. During the six month period ended December 31, 2016, we accepted only 23% of the repurchase requests that were submitted. There can be no assurance that our SRP will not be further limited or amended.
We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay distributions to our stockholders at the current rate. During the year ended December 31, 2016, we paid distributions of $46.4 million, of which $35.8 million, or 77.2%, was funded from cash on hand, which represents part of the proceeds remaining from our IPO, $2.0 million, or 4.3%, was funded from cash flows provided by operations, and $8.6 million, or 18.5%, was funded from proceeds from our DRIP. During the year ended December 31, 2016 cash flows from operations included an increase in accounts payable and accrued expenses of $2.8 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2016, there would have been $2.8 million less in cash flows from operations available to pay distributions. Using remaining offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity.
We do not expect to generate sufficient cash flow from operations in 2017 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions thereafter. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.

In addition to cash flows from our operations, we expect to use a portion of our cash on hand, which represents part of the proceeds remaining from our IPO, excess cash received as a result of refinancing the 123 William Street mortgage in March 2017 and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. In addition, cash on hand available for distributions could be reduced if cash is required for other purposes, such as capital expenditures. If these sources are insufficient, we may use other sources, such as from borrowings, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
Funding distributions from any of these sources could reduce the amount of capital available to invest in properties and other permitted investments, or for other purposes and will likely negatively impact the value of our common stock. There is no guarantee that we will pay any particular amount of distributions, if at all. There is no assurance that we will be able to obtain funds from such sources, or pay or maintain our current level of dividends.
Funding distributions from borrowings could restrict the amount we can borrow for investments. Funding distributions from the sale of assets or the proceeds remaining from our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event.
We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status.
Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Also, we may not pay distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
As of December 31, 2016, we had not yet invested $47.7 million in net proceeds from our IPO and expect to use a substantial portion of these proceeds towards funding distributions, share repurchases and capital expenditures, and the use of cash for these purposes will reduce the cash available for investment. We rely upon our Sponsor and the real estate professionals affiliated with our Sponsor to identify suitable investments. To the extent that our Sponsor and the real estate professionals employed by our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could negatively impact our cash flow from operations.
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
In order to meet our investment objectives, we have acquired and may continue to acquire assets that have less than 80% occupancy, but which we believe we can reposition, redevelop or remarket to create value enhancement and capital appreciation opportunistically. For example, we acquired 9 Times Square in November 2014 at 50.3% occupancy. Subsequent to acquisition, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in lease-up of this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate.
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
We have no investment criteria limiting the size of each investment we make. Any individual real estate investment could represent a material percentage of our assets.
As of December 31, 2016, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 73% of the total square footage in our portfolio and 80% of revenue. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the estimated value of our shares.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2016, the following tenants represented 5% or more of our total annualized rental income, based on leases signed, on a straight-line basis:

Building	Tenant	Percentage of Straight-Line Rent
1140 Avenue of the Americas	City National Bank	7.6%
123 William Street	Planned Parenthood Federation of America, Inc.	6.4%
The failure of any of these tenants to pay rent could have a material adverse effect on our results of operations, our financial condition and the value of the applicable property. In addition, the values of these investments are driven in part by the credit quality of the underlying tenants, and an adverse change in the tenants’ financial conditions or a decline in the credit rating of such tenants may result in a decline in the value of the specific assets.

We are dependent on our Advisor and our Property Manager to provide us with executive officers and key personnel and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor and our Property Manager.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager. We depend on our Advisor to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the day-to-day management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and our Property Manager. Michael A. Happel, who served as our Chief Executive Officer, and Patrick O’Malley, who served as our Chief Investment Officer, either have resigned or will resign following the filing of this Annual Report on Form 10-K from their positions and cease providing services to us. Mr. Weil, our current executive chairman, will serve as our Chief Executive Officer effective upon Mr. Happel’s resignation. Competition for skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining skilled personnel capable of meeting the needs of our business or that the changes in the Advisor’s personnel will not have an adverse effect on us. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel.
We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in the five boroughs of New York City, particularly in Manhattan. If we lose or are unable to obtain the services of highly skilled professionals capable of establishing or maintaining appropriate strategic relationships, our ability to acquire additional properties could be adversely affected.
Our Advisor and Property Manager depend upon the fees and other compensation that they receive from us in connection with the management of our business and sale of our properties to conduct its operations.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corporation (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. We are not named in the suit, nor are there allegations related to the services the Advisor provides to us. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition of, or our relationship with, our Advisor or Property Manager, including any change resulting from an adverse outcome in any litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We may change our targeted investments without stockholder consent.
We have invested and intend to invest in a portfolio of office properties and other property types located in the five boroughs of New York City, specifically Manhattan. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.
Our rights and the rights of our stockholders to recover claims against our directors are limited.
Subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors and our officers. Maryland law provides that a director has no liability for monetary damage in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. We and our stockholders may have more limited rights against our directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs or otherwise reimburse for losses incurred by our directors (as well as by our officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution or for other purposes.

The Estimated Per-Share NAV is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the price our stockholders would receive for their shares in a market transaction.
On October 26, 2016, we published an Estimated Per-Share NAV equal to $21.25 calculated as of June 30, 2016. In order to establish an Estimated Per-Share NAV, our Advisor engaged an independent third-party advisory firm to perform appraisals of our real estate assets in accordance with the valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimated the market value of our principal real estate and real estate-related assets, and our Advisor determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviewed the valuation provided by the independent valuer for the reasonableness of the independent valuer's conclusions. Our board of directors then reviewed the appraisals and valuations and made a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors independently verified or will independently verify for any future valuation or appraised value of our properties. Therefore, these valuations do not necessarily represent the price at which we would be able to sell an asset, and the price that shares would trade in secondary markets or the price a third party would pay to acquire us. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable NAV.
Because they are based on Estimated Per-Share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon liquidation of the Company or the price that a third party would pay to acquire the Company.
Because they are based on Estimated Per-Share NAV, the price of shares is determined annually and will therefore not reflect changes occurring subsequent to the valuation.
Following the initial valuation of Estimated Per-Share NAV, which was published on October 26, 2016, subsequent valuations will be made at least once annually. In connection with any valuation, our board of directors estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with the annual valuation.
Because valuations will only occur annually, Estimated Per-Share NAV cannot take into account any material events that occur after the Estimated Per-Share NAV has been calculated for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or distributions to shareholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, if we continue to be unable to cover our distributions with cash flows provided by operations, this could result in a decrease to our Estimated Per-Share NAV. As a result, the Estimated Per-Share NAV is not guaranteed to accurately reflect the value of the shares at any given time.
Because valuations will generally only occur annually, our Estimated Per-Share NAV may differ significantly from our actual NAV at any given time.
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
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting or other deadlines and/or missed permitting deadlines;

•	affect our Advisor's ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

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
The Special Limited Partner, which is wholly owned by our Sponsor and wholly owns our Advisor, invested $0.2 million in us through the purchase of 8,888 shares of our common stock at $22.50 per share. The Special Limited Partner may not sell this initial investment while our Sponsor remains our sponsor but it may transfer such shares to affiliates. Without this exposure, our stockholders may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
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
Our executive officers are also officers of our Advisor, our Property Manager and, in some cases, other affiliated entities. Some of our directors also are directors of other REITs sponsored by affiliates of the parent of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities, which may result in them taking actions or making decisions that conflict with the duties that they owe to us.

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
In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the Special Limited Partner or its assignees. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor is entitled to an annual subordinated performance fee such that for any year in which stockholders receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by stockholders, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor may not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless stockholders receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments. In addition, our agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
Risks Related to Our Corporate Structure
We disclose FFO and modified funds from operations, each a non-GAAP financial measure, in communications with stockholders, including documents filed with the SEC; however, FFO and modified funds from operations are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use, and we intend to continue disclosing to stockholders, FFO and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and stockholders should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% in number of shares, whichever is more restrictive, of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock that may dilute our stockholders’ interests in us and containing terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us for a premium price.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter permits our board of directors to issue up to 350.0 million shares of capital stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. In addition, our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or any of its affiliates, (4) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation, or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the OP. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Our stockholders may also experience dilution in the book value and fair value of their shares depending on the terms and pricing of any additional offerings and the book or fair value of our shares.
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
Maryland law limits the ability of a third party to buy a large ownership interest in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the acquirer, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
Payment of fees to our Advisor and its affiliates reduces cash available for investment and other uses including to pay distributions to our stockholders.
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
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
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
We may be unable to sell a property when we desire.
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
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow and the amount of liquidating distributions we pay could be adversely affected.
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
A sale-leaseback transaction may be re-characterized in a tenant's bankruptcy proceeding.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The final standards were released in February 2016. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated, which could adversely impact the terms of our leases.
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.
In some instances, we may sell our properties by providing financing to purchasers. If we provide financing to a purchaser, we will bear the risk that the purchaser may default. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years.
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
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions (“CC&Rs”) restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

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
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
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
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property.
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
Our properties are located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants' abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.
We may from time to time acquire properties outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of affiliates of our Sponsor in our existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes, should we choose to acquire them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions or to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

We may be adversely affected by certain trends that reduce demand for office real estate.
Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.
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
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would adversely affect our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, the value of our properties or our results of operations and, consequently, amounts available for distribution to our stockholders.
Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
Costs associated with complying with the Americans with Disabilities Act of 1990 may decrease cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation (the “FDIC”), only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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
The value of any mortgage loan assets that we acquire may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, cannot be predicted with certainty. For investments that we acquire but do not originate, we may be unable to secure protection from prepayment in the form of prepayment lock out periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain investments.
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected.
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
We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or becomes bankrupt, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
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
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
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
Risks Associated with Debt Financing
We have broad availability to incur mortgage indebtedness and other borrowings.
Two of the six properties we have acquired were acquired using mortgage financing to pay a portion of the purchase price. We expect that we will acquire additional real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our borrowings to 40% - 50% of the aggregate fair market value of our assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation will be calculated once we have invested substantially all the proceeds of our IPO and does not apply to individual real estate assets or investments. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.
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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our operating and financial flexibility, including our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, incur secured or unsecured debt, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
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
As of December 31, 2016, all of our outstanding mortgage indebtedness was interest-only. We may also finance future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.
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
To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.
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
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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
Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation.  As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform could limit the deductibility of net interest expense and could allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	3.8
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	7.3
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	20.8
9 Times Square(2)	Nov. 2014	1	166,640	56.0%	4.5
123 William Street	Mar. 2015	1	542,676	97.7%	7.3
1140 Avenue of the Americas	Jun. 2016	1	249,703	89.7%	5.3
		6	1,091,571	89.8%	6.2
_______________________________

(1)	Remaining lease term in years as of December 31, 2016, calculated on a weighted-average basis, as applicable.

(2)	This property was formerly known as 570 Seventh Avenue.
Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2016. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$44,090
2018	41,947
2019	40,191
2020	36,127
2021	32,330
2022	27,585
2023	21,255
2024	17,137
2025	10,482
2026	5,303
Thereafter	28,042
Total	$304,489

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent(1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2017	12	$4,945	8.7%	94,504	8.7%
2018	4	1,227	2.2%	26,801	2.5%
2019	6	3,515	6.2%	57,698	5.3%
2020	13	3,568	6.3%	68,759	6.3%
2021	9	7,764	13.6%	124,079	11.4%
2022	6	6,085	10.7%	128,232	11.8%
2023	2	4,348	7.6%	33,267	3.1%
2024	6	7,292	12.8%	98,642	9.1%
2025	10	7,714	13.5%	120,481	11.1%
2026	4	3,257	5.7%	37,500	3.5%
Total	72	$49,715	87.3%	789,963	72.8%
_____________________________

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration, excluding operating expense reimbursements and free rent.
Tenant Concentration
As of December 31, 2016, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio. One tenant, Planned Parenthood Federation of America, Inc. at 123 William Street, represented approximately 10.7% of our total annualized rental income on a straight-line basis as of December 31, 2016.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the properties located at 123 William Street, 9 Times Square and 1140 Avenue of the Americas represent greater than 10% of our total portfolio. The tenant concentrations of the properties located at 123 William Street, 9 Times Square and 1140 Avenue of the Americas are summarized below:
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income on a straight-line basis for signed leases of 123 William Street as of December 31, 2016:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	12.0%	Jul. 2031	14.6	1 - 5 year option	$3,324
______________________________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

9 Times Square
The following table lists the tenants at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis for signed leases of 9 Times Square as of December 31, 2016:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
UXC Eclipse (USA) LLC	8,780	5.3%	Sept. 2024	7.7	None	$569
Black Mountain Systems, LLC	8,780	5.3%	Oct. 2022	5.8	1 - 5 year option	$552
________________________________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis for signed leases of 1140 Avenue of the Americas as of December 31, 2016:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
City National Bank	30,359	12.2%	June 2023	6.5	2 - 5 year options	$3,941
________________________________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financing
Our mortgage notes payable as of December 31, 2016 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2016		Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
123 William Street	1	$96,000	(1)	2.90%	(2)	Variable	Mar. 2017	(3)
1140 Avenue of the Americas	1	99,000		4.17%		Fixed	Jul. 2026
	2	$195,000		3.61%
_____________________

(1)	We may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.606% at December 31, 2016, plus a margin of 2.25%, based on a 360 day year.

(3)
In March 2017, we re-financed the mortgage note on 123 William Street. We entered into a $140.0 million mortgage agreement with a fixed interest rate of 4.67% per annum. The maturity date on the new mortgage is March 2027.

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
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No established public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. During our IPO, we sold shares of our common stock to the public at a price of $25.00 per share. Subsequent to the closing of our IPO and until the NAV Pricing Date, we sold shares of our common stock at $23.75 per share pursuant to our DRIP and have repurchased shares pursuant to the SRP. Beginning with the NAV Pricing Date, the per share price for shares under the DRIP will be equal to the Estimated Per-Share NAV as determined by our board of directors.
Consistent with our valuation guidelines, our Advisor engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets and provide a valuation range of each real estate asset. In addition, Duff & Phelps was engaged to review our other assets and liabilities.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor by Duff & Phelps (the “Duff & Phelps Report”) complies with the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publically Registered Non-Listed REITs,” issued April 29, 2013.
Duff & Phelps performed a full valuation of our real estate assets utilizing approaches, outlined below, that are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of the other assets, minus (ii) the sum of (C) estimated value of debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of its respective affiliates based on the aggregate net asset value of the Company based on Estimated Per-Share NAV and payable in a hypothetical liquidation of the Company as of June 30, 2016, divided by (iii) the number of shares of common stock outstanding on a fully-diluted basis as of June 30, 2016, which was 30,419,798.
Duff & Phelps estimated the “as is” market value of each real estate asset (except, as described below, for the property located at 1140 Avenue of the Americas) as of June 30, 2016 using a discounted cash flow approach and applied a range of “market supported” terminal capitalization rates and discount rates to projected net operating income or cash flow, as applicable. The discounted cash flow method simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its projection period. Cash flow developed in Duff & Phelps’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This cash flow was then discounted by a yield rate deemed appropriate by Duff & Phelps over a typical projection period in a discounted cash flow analysis. Thus, two key steps were involved: (1) estimating the cash flow applicable to each real estate asset and (2) choosing appropriate terminal capitalization rates and discount rates.
In accordance with our valuation policy, the selected value used in our Estimated Per-Share NAV for the property located at 1140 Avenue of the Americas is equal to the cost to us to acquire the property on June 15, 2016 because we owned the property for less than one quarter as of June 30, 2016.
A sales comparison approach was used to assess the reasonableness of the conclusions reached through the income capitalization approach. A sales comparison approach considers what other purchasers and sellers in the applicable market had agreed to as a price for comparable real estate assets. This approach is based on the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes.

On October 24, 2016, our board of directors approved an Estimated Per-Share NAV equal to $21.25 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 30,419,798 shares of common stock outstanding on a fully diluted basis as of June 30, 2016. The Estimated Per-Share NAV does not reflect events subsequent to June 30, 2016 that would have affected our net asset value. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in our real estate and capital markets. We currently intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
Holders
As of February 28, 2017, we had 30,736,654 shares of common stock outstanding held by a total of 13,740 stockholders of record.
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
On May 22, 2014, our board of directors authorized, and we declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. The distributions began to accrue to record holders on June 13, 2014, which date represents the closing of our initial property acquisition, and were first paid in July 2014. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. From a U.S. federal income tax perspective, 100% of distributions, or $1.51, $1.51 and $0.84 per share, respectively, for the years ended December 31, 2016, 2015 and 2014 represented a return of capital. On March 9, 2016, our board of directors approved a change to the daily distribution amount to $0.0041325137 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.5125 per annum, per share of common stock.

The following table reflects distributions declared and paid, excluding distributions related to Class B units, which are expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the years ended December 31, 2016 and 2015 and for the period from June 13, 2014, the date on which distributions began to accrue, to December 31, 2014:

(In thousands)	Total Distributions Paid (1)	Total Distributions Declared (1)
2016:
1st Quarter 2016	$11,485	$11,496
2nd Quarter 2016	11,678	11,580
3rd Quarter 2016	11,648	11,619
4th Quarter 2016	11,547	11,700
Total 2016	$46,358	$46,395

2015:
1st Quarter 2015	$7,898	$8,462
2nd Quarter 2015	9,823	10,310
3rd Quarter 2015	11,217	11,390
4th Quarter 2015	11,439	11,590
Total 2015	$40,377	$41,752

2014:
1st Quarter 2014	$—	$—
2nd Quarter 2014	—	186
3rd Quarter 2014	2,018	3,347
4th Quarter 2014	5,828	6,855
Total 2014	$7,846	$10,388
_____________________
(1) Includes distributions reinvested in common stock under our DRIP.
Payments to our stockholders in respect of their shares are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend payments at any time. For the year ended December 31, 2016, our distributions were funded through proceeds from our IPO, proceeds from the sale of our shares through the DRIP and cash flow from operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Distributions.
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by our board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	1,489,336
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	1,489,336
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
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2016 except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO. As of December 31, 2016, we have issued 30.9 million shares of our common stock, including unvested restricted shares and shares issued pursuant to our DRIP, and received $764.8 million of offering proceeds, inclusive of proceeds from our DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock. No costs were incurred during the year ended December 31, 2016.

Year Ended
(In thousands)	December 31, 2015
Selling commissions and dealer manager fees	$22,374
Other offering costs	6,050
Total offering costs	$28,424

The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock. No costs were incurred or reallowed during the year ended December 31, 2016.

Year Ended
(In thousands)	December 31, 2015
Total commissions paid to the Former Dealer Manager	$22,374
Less:
Commissions to participating brokers	(15,505)
Reallowance to participating broker dealers	(2,625)
Net to the Former Dealer Manager	$4,244
As of December 31, 2016, we had incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $680.7 million at December 31, 2016.
As of December 31, 2016, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were our liability only to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
As of December 31, 2016, we have used $685.2 million of the $718.8 million in aggregate net proceeds from our IPO, excluding the DRIP, as follows: (i) $492.5 million to pay all or a portion of the purchase price of six properties; (ii) $69.4 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (iii) $11.9 million to reimburse our Advisor for Offering expenses; (iv) $16.5 million to pay acquisition fees, acquisition cost reimbursements, financing coordination fees and other fees and reimbursements to our Advisor and its affiliates; (v) $48.6 million to pay cash distributions to our stockholders; (vi) $31.1 million to fund capital expenditures; and (vii) $15.2 million to repurchase shares of our common stock pursuant to the SRP.
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
On January 25, 2016, our board of directors approved an amendment to the SRP to supersede and replace the existing SRP effective February 28, 2016. Under the SRP, as amended, repurchases of our shares of common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester").
On October 24, 2016, our board of directors approved an Estimated Per-Share NAV of $21.25 as of June 30, 2016.
Prior to the establishment of Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP depended on the length of time investors had held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - the lower of $23.13 and 92.5% of the amount they actually paid for each share; and,

•	after two years from the purchase date - the lower of $23.75 and 95.0% of the amount they actually paid for each share.
Prior to the establishment of Estimated Per-Share NAV, in the case of requests for death or disability, the repurchase price per share was equal to the price paid to acquire the shares from us.

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
Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31 of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors, may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(in thousands)
Year ended December 31, 2014	—	$—	$—
Year ended December 31, 2015	183,780	4,343	$23.63
Year ended December 31, 2016	461,555	10,905	$23.62
Cumulative repurchases as of December 31, 2016	645,335	15,248
Cumulative proceeds received from shares issued under the DRIP		45,962
Excess DRIP proceeds		$30,714
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the first fiscal semester of 2016, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the first fiscal semester. Pursuant to this authorization 461,555 shares were repurchased at an aggregate purchase price of $10.9 million which represented an average repurchase price per share of $23.62 (including all shares submitted for death or disability) during the year ended December 31, 2016. Our board of directors authorized a second repurchase in the first quarter of 2017 after completion of the second fiscal semester of 2016 in accordance with the SRP. Accordingly, 276,016 shares for an aggregate purchase price of $5.6 million which represented an average repurchase price per share of $20.15 (including all shares submitted for death or disability) were approved for repurchase and completed in February 2017, while requests to repurchase 903,028 shares for an aggregate purchase price of $18.1 million which represented an average price per share of $20.03 were not fulfilled.
During the year ended December 31, 2015, we repurchased 183,780 shares for an aggregate purchase price of $4.3 million which represented an average repurchase price per share of $23.63. However, during the quarter ended December 31, 2015, our board of directors authorized us not to accept all of the repurchase requests we received. There were no shares repurchased during the year ended December 31, 2014.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2016, 2015 and 2014 and the period from December 19, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2016	2015	2014	2013
Total real estate investments, at cost	$744,945	$550,369	$270,083	$—
Total assets	773,604	726,415	458,565	35
Mortgage notes payable, net of deferred financing costs	191,328	93,176	—	—
Total liabilities	233,413	130,276	21,159	35
Total equity	540,191	596,139	437,406	—

Operating data (In thousands, except share and per share data)	Year Ended December 31,			Period from December 19, 2013 (date of inception) to December 31,
	2016	2015	2014	2013
Total revenues	$47,607	$26,436	$2,851	$—
Total operating expenses	60,312	38,849	9,386	—
Operating loss	(12,705)	(12,413)	(6,535)	—
Total other income (expense)	(7,060)	(3,372)	16	—
Net loss	$(19,765)	$(15,785)	$(6,519)	$—
Other data:
Cash flows provided by (used in) operations	$1,978	$(5,194)	$(4,965)	$—
Cash flows used in investing activities	(95,880)	(169,164)	(256,567)	—
Cash flows provided by (used in) financing activities	(41,127)	172,717	445,873	—
Per share data:
Basic and diluted net loss per common share	$(0.64)	$(0.57)	$(0.95)	$—
Distributions declared per common share	$1.51	$1.51	$0.84	$—
Basic and diluted weighted-average number of common shares outstanding	30,668,238	27,599,363	6,849,166	—
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

Offering and Related Costs
All offering costs incurred by us, our Advisor and its affiliates on our behalf are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse our Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fees) incurred by us in our IPO exceed 2.0% of gross offering proceeds. As a result, these costs are our liability to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectibility by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive loss.
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
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the comparable fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases. The fair value of other intangible assets, such as real estate tax abatements, are recorded based on the present value of the expected benefit and amortized over the expected useful life.
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
Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods; otherwise, we continue to report results of these properties' operations within continuing operations. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We are evaluating the impact of this guidance, including performing preliminary review of all revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. We are continuing to evaluate the allowable methods of adoption.
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
In February 2016, the FASB issued a new standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leasing standard. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption permitted. We have begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.

In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have not adopted this guidance as of December 31, 2016.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We adopted this guidance for the fiscal year ended December 31, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the Company's fiscal year ended December 31, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and have determined the OP is considered to be a VIE and, thus, continue to consolidate the OP as required under previous GAAP. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE, and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the adoption of the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the fiscal year ended December 31, 2016. As a result of the adoption of the new guidance, we have reclassified deferred financing costs, net related to mortgage notes payable of $3.7 million and $2.8 million, respectively, as of December 31, 2016 and 2015 as a reduction of the carrying amount of its mortgage note payable.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows. Our policy is to account for forfeitures as they occur.
Results of Operations
We were incorporated on December 19, 2013. We purchased our first property and commenced our real estate operations in June 2014. As of December 31, 2016, we owned six properties. From June 2014 through December 31, 2014, we acquired four properties ("Same Store"). In March 2015, we acquired 123 William Street (the "2015 Acquisition"). In June 2016, we acquired 1140 Avenue of the Americas (the "2016 Acquisition" and together with the 2015 Acquisition, the "Acquisitions"). Accordingly, due to these acquisitions, our results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflect significant increases in most categories.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Rental Income
Rental income increased $19.8 million to $44.2 million for the year ended December 31, 2016, compared to $24.5 million for the year ended December 31, 2015. The increase in rental income was primarily due to our Acquisitions which contributed $19.3 million to the increase while our Same Store contributed $0.4 million of the increase. As of December 31, 2016, our overall portfolio occupancy was 89.8% leased notwithstanding the fact that our property located at 9 Times Square was 56.0% leased as of December 31, 2016. Subsequent to the acquisition of 9 Times Square in November 2014, we had allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. This effort has taken longer than anticipated, however, as of December 31, 2016, we have substantially completed our repositioning and redevelopment plan and are working to lease the remaining vacant space at the property. To the extent we continue to experience vacancy at that property, our revenues related to 9 Times Square may be lower than expected.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.4 million to $3.4 million for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015, primarily due to our Acquisitions which contributed $1.3 million to the increase while our Same Store contributed $0.1 million to the increase.
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
Property Operating Expenses
Property operating expenses increased $9.6 million to $20.9 million for the year ended December 31, 2016, compared to $11.3 million for the year ended December 31, 2015, primarily due to our Acquisitions, which contributed $9.3 million to the increase along with $0.3 million in our Same Store properties. Property operating expenses primarily related to the costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance. The ground lease rent expense for 1140 Avenue of the Americas, which is part of our property operating expenses, was $0.3 million in 2016 and will increase to $4.7 million annually through December 2041 and subsequently increase to $5.1 million through the end of the lease term in 2066, which will result in future increases in our property operating expenses.
Operating Fees Incurred from Related Parties
We incurred $5.2 million in fees for asset and property management services from our Advisor and Property Manager for the year ended December 31, 2016. Property management fees increase in direct correlation with gross revenues. Property management fees of $0.5 million were incurred for the year ended December 31, 2016 while $0.2 million in property management fees were incurred during the year ended December 31, 2015. The increase is because the Property Manager had elected to waive a portion of property management fees for the year ended December 31, 2015. For the year ended December 31, 2015, we would have incurred additional property management fees of $0.2 million had these fees not been waived.
Until September 30, 2015, for its asset management services, we issued to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as "Class B units." Beginning on October 1, 2015, we began paying monthly asset management fees in cash, in shares of common stock, or a combination of both, the form of payment to be determined at the sole discretion of the Advisor. We paid $4.7 million and $1.0 million in cash for asset management fees for the years ended December 31, 2016 and 2015, respectively.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.7 million for the year ended December 31, 2016 primarily related to the 2016 Acquisition. Acquisition and transaction related expenses of $6.0 million for the year ended December 31, 2015 related to the 2015 Acquisition.
General and Administrative Expenses
General and administrative expenses increased $1.3 million to $4.9 million for the year ended December 31, 2016, compared to $3.6 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily due to general and administrative expense reimbursements incurred from our Advisor of $1.8 million. During the year ended December 31, 2015, our Advisor began requesting reimbursement of general and administrative expenses totaling $0.5 million. General and administrative expenses were previously waived and no such reimbursements were requested until the fourth quarter of the year ended December 31, 2015.

Depreciation and Amortization
Depreciation and amortization expenses increased $8.8 million to $25.6 million for the year ended December 31, 2016, compared to $16.8 million for the year ended December 31, 2015. The increase was primarily due to a $7.7 million increase in depreciation and amortization in our Acquisitions properties offset by a decrease of $0.3 million in our Same Store properties.
Interest Expense
Interest expense increased $3.9 million to $7.4 million for the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The increase in interest expense is largely due to a new mortgage note payable in 2016 of $99.0 million, which funded our 2016 Acquisition. As of December 31, 2016, the combined mortgage notes had a balance of $195.0 million and a weighted average effective interest rate of 3.61%.
Income from Investment Securities and Interest
Income from investment securities increased $0.1 million to approximately $344,000 for the year ended December 31, 2016, compared to approximately $252,000 for the year ended December 31, 2015. The income related to interest earned on our $47.7 million cash balance as of the year ended December 31, 2016 and dividends earned on our investment in equity securities purchased in August 2014.
Other-Than-Temporary Impairment on Investment Securities
During the year ended December 31, 2016, we recognized no impairment charges on our investment in equity securities. During the year ended December 31, 2015, we were required to recognize impairment charges of $0.1 million on our investment in equity securities, which had previously been in a continuous unrealized loss position for greater than twelve months.
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Rental Income
Rental income increased $21.8 million to $24.5 million for the year ended December 31, 2015, compared to $2.7 million for the year ended December 31, 2014. The increase in rental income was primarily due to our Acquisitions. As of December 31, 2015, our portfolio occupancy was 89.2% leased compared to 75.5% leased as of December 31, 2014.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.8 million to $2.0 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014, primarily due to Same Store and the 2015 Acquisition.
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

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $6.0 million for the year ended December 31, 2015 primarily related to our 2015 Acquisition. Acquisition and transaction related expenses of $6.1 million for the year ended December 31, 2014 related to the Same Store acquisitions.
General and Administrative Expenses
General and administrative expenses increased $3.1 million to $3.6 million for the year ended December 31, 2015, compared to $0.5 million for the year ended December 31, 2014. The increase in general and administrative expenses was largely attributable to higher professional fees, which increased by $2.8 million. During the year ended December 31, 2015, we incurred $1.1 million of audit fees related to our 2014 financial statement audit that were recognized in full during 2015 due to our change of auditors in February 2015 and services incurred related to the audit of our 2015 financial statements. Professional fees also increased due to $0.4 million of transfer agent fees that were recognized in general and administrative expenses during the year ended December 31, 2015. Prior to the close of our IPO in May 2015, transfer agent fees were recorded as a reduction to additional paid-in capital on our accompanying consolidated balance sheets. In the fourth quarter of the year ended December 31, 2015, our Advisor also began requesting reimbursement of general and administrative expenses which totaled $0.5 million. General and administrative reimbursements were previously waived and no such reimbursements were requested until the fourth quarter of the year ended December 31, 2014. The remaining increase in professional fees related to legal fees that resulted from having a full year of operations.
Depreciation and Amortization
Depreciation and amortization expenses increased $14.8 million to $16.8 million for the year ended December 31, 2015, compared to $2.0 million for the year ended December 31, 2014, primarily as a result of our 2015 Acquisition and Same Store properties.
Interest Expense
Interest expense of $3.6 million for the year ended December 31, 2015 related to our mortgage note payable, the proceeds of which funded a portion of our 2015 Acquisition. As of December 31, 2015, the loan had a balance of $96.0 million and an effective interest rate of 2.52%. We did not have any debt and therefore incurred no interest expense during the year ended December 31, 2014.
Income from Investment Securities and Interest
Income from investment securities increased approximately $0.2 million to $0.3 million for the year ended December 31, 2015, compared to approximately $16,000 for the year ended December 31, 2014. The income related to interest earned on our $182.7 million cash balance as of the year ended December 31, 2015 and dividends earned on our investment in equity securities purchased in August 2014.
Other-Than-Temporary Impairment on Investment Securities
During year ended December 31, 2015, we were required to recognize impairment charges of $0.1 million on our investment in equity securities, which had previously been in a continuous unrealized loss position for greater than twelve months.
Cash Flows for the Year Ended December 31, 2016
During the year ended December 31, 2016, net cash provided by operating activities was $2.0 million, which represents an increase of $7.2 million compared to net cash used in operating activities of $5.2 million during the year ended December 31, 2015. The increase in cash provided by operating activities is primarily the result of lease escalation provisions and income due to our Acquisitions.
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $19.8 million, net cash provided by operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $25.8 million, which resulted in cash inflows of $6.0 million. Net cash provided by operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $2.8 million for an increase in accounts payable and accrued expenses.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $6.0 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.

Net cash used in investing activities during the year ended December 31, 2016 of $95.9 million, primarily related to our 2016 Acquisition for $79.2 million, with an aggregate purchase price of $178.5 million, net of purchase price adjustments, partially funded with a mortgage note payable of $99.0 million. Net cash used in investing activities also related to payment of capital expenditures of $16.7 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash used in financing activities of $41.1 million during the year ended December 31, 2016 consisted of distributions to stockholders of $25.3 million, payments of $3.3 million relating to financing costs, repurchases of common stock of $12.5 million and an increase in restricted cash of $0.0 million.
Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash used in operating activities was $5.2 million, which is comparable to $5.0 million of net cash used in operating activities during the year ended December 31, 2014. Net cash flows used in operating activities included acquisition and transaction related expenses of $6.0 million and $6.1 million, respectively, for the years ended December 31, 2015 and 2014.
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $15.8 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $16.1 million, which resulted in cash inflows of $0.3 million. Net cash used in operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $1.2 million, for an increase in accounts payable and accrued expenses primarily related to accrued common stock redemptions.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $8.2 million related to prepaid insurance and real estate taxes as well as accounts receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
The net cash used in investing activities during the year ended December 31, 2015 of $169.2 million primarily related to the acquisition our 2015 Acquisition for $157.0 million, with an aggregate purchase price of $253.0 million, partially funded with a mortgage note payable of $96.0 million, as well as capital expenditures of $14.2 million relating to building and tenant improvements at 9 Times Square and 123 William Street. These cash flows were partially offset by funds released from escrow of $2.1 million related to the acquisition of 9 Times Square.
Net cash provided by financing activities of $172.7 million during the year ended December 31, 2015 consisted of proceeds from the issuance of common stock of $230.6 million, partially offset by payments of offering costs of $30.6 million, distributions to stockholders of $19.9 million, payments of financing costs of $4.6 million relating to our mortgage note and payments for the repurchase of common stock of $2.8 million.
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
The net cash used in investing activities during the year ended December 31, 2014 of $256.6 million primarily related to the acquisition of our Same Store properties for $256.0 million, consisting of an aggregate purchase price of $254.5 million and amounts deposited in escrow of $2.1 million, net of assumed liabilities of $0.6 million. The amounts deposited in escrow will be released to us in accordance with an escrow agreement. Cash used in investing activities also included $0.5 million in purchases of investment securities and capital expenditures of $0.1 million.
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
None of the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Net loss (in accordance with GAAP)	$(3,405)	$(6,401)	$(4,369)	$(5,590)	$(19,765)
Depreciation and amortization	4,769	4,735	7,272	8,810	25,586
FFO	1,364	(1,666)	2,903	3,220	5,821
Acquisition and transaction related	40	4,263	24	(632)	3,695
Accretion of below- and amortization of above-market lease liabilities and assets, net	(635)	(616)	(617)	(508)	(2,376)
Loss on sale of investment securities	—	—	—	5	5
Straight-line rent	(1,126)	(1,477)	(1,110)	(802)	(4,515)
Straight-line ground rent	—	200	1,127	1,127	2,454
MFFO	$(357)	$704	$2,327	$2,410	$5,084
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $47.7 million. The decrease in cash from December 31, 2015 is primarily due to our 2016 Acquisition, distributions paid to our stockholders, capital expenditures and the repurchase of shares under our SRP. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our SRP. If we acquire additional assets, we intend to pay for them with a portion of the remaining cash proceeds from our IPO and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash with a portion of the remaining proceeds from our IPO or in OP units. During 2016, we used cash on hand to fund distributions and, in 2017, expect to continue to use cash on hand to fund distributions. In 2017, cash on hand will include excess cash received as a result of refinancing the 123 William Street mortgage in March 2017.

We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, the remaining proceeds from the sale of common stock and proceeds from secured mortgage financings. Management expects that, as our portfolio of investments stabilizes, specifically 9 Times Square, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations when and if we have cash flow in excess of current distributions.
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
Share Repurchase Program
Our board of directors has adopted the SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. Due to these conditions and limitations, there can be no assurance that all, or any, shares submitted validly for repurchase will be repurchased under the SRP. On January 25, 2016, we announced that our board of directors had unanimously approved an amendment to the SRP. Under the SRP amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made at the end of each fiscal semester. Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose. Since we established an Estimated Per-Share NAV during the second fiscal semester of 2016, any repurchase requests received during the second fiscal semester of 2016 were paid at the Estimated Per-Share NAV. The SRP amendment became effective on February 28, 2016.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(in thousands)
Year ended December 31, 2014	—	$—	$—
Year ended December 31, 2015	183,780	4,343	$23.63
Year ended December 31, 2016	461,555	10,905	$23.62
Cumulative repurchases as of December 31, 2016	645,335	15,248
Cumulative proceeds received from shares issued under the DRIP		45,962
Excess DRIP proceeds		$30,714

As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the first fiscal semester, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the first fiscal semester. Pursuant to this authorization 461,555 shares were repurchased at an aggregate purchase price of $10.9 million, which represented an average repurchase price per share of $23.62 (including all shares submitted for death or disability) during the year ended December 31, 2016. Our board of directors authorized a second repurchase in the first quarter of 2017 after completion of the second fiscal semester in accordance with the SRP. Accordingly, 276,016 shares for an aggregate purchase price of $5.6 million which represented an average repurchase price per share of $20.15 (including all shares submitted for death or disability) were approved for repurchase and completed in February 2017, while requests to repurchase 903,028 shares for an aggregate purchase price of $18.1 million, which represented an average price per share of $20.03 were not fulfilled.
During the year ended December 31, 2015, we repurchased 183,780 shares for an aggregate purchase price of $4.3 million, which represented an average repurchase price per share of $23.63. However, during the quarter ended December 31, 2015, our board of directors authorized us not to accept all of the repurchase requests we received. There were no shares repurchased during the year ended December 31, 2014.
Capital Expenditures
We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
As previously noted, subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we incurred approximately $7.1 million of capital expenditures in 2016 related to building improvements, tenant improvements and leasing commissions. While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in lease-up of this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate. We expect capital expenditures in 2017 to be less than 2016 and consist primarily of tenant requested improvements incurred in connection with our leasing efforts. The remainder of $9.7 million in capital expenditures for the year ended December 31, 2016 related to building and tenant improvements at 123 William Street and 1140 Avenue of the Americas.
Acquisitions
On June 15, 2016, through a wholly-owned subsidiary of the OP, we completed our acquisition of the leasehold interest in 1140 Avenue of the Americas. 1140 Avenue of the Americas comprises 249,703 square feet and is subject to a ground lease held by 1140 Sixth Avenue LLC. The purchase price of 1140 Avenue of the Americas was $178.5 million, exclusive of closing costs and net of any purchase price adjustments. We funded the purchase price with proceeds from our IPO and a mortgage loan. We accounted for the purchase of 1140 Avenue of the Americas as a business combination and incurred acquisition related costs of $4.3 million, which are reflected in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss. Beginning January 1, 2017, our fixed annual rent increased to $4.7 million from $0.3 million. This rent will continue until December 2041, after which time it will increase further to $5.1 million through the remainder of the term in December 2066.
Distributions
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. On March 9, 2016, our board of directors approved a change to the daily distribution amount to $0.0041325137 per day per share of common stock to accurately reflect 2016 as a leap year and maintain equivalence to $1.5125 per annum, per share of common stock. Distributions to record holders are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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

During the year ended December 31, 2016, distributions paid to common stockholders totaled $46.4 million. Of that amount, $21.0 million was reinvested in shares of our common stock pursuant to the DRIP. During the year ended December 31, 2016, $35.8 million of the cash used to pay our distributions was cash on hand, which represents a portion of the remaining proceeds from the IPO, $8.6 million was proceeds from the sale of our shares through the DRIP, and $2.0 million was cash flows provided by operations.
We may not generate sufficient cash flows from operations to fund future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties, our operating expense levels and the amount of our available cash, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
We do not expect to generate sufficient cash flow from our operations in 2017 to fund distributions at the current level. In addition to cash flow from operations, we expect to use a portion of our cash on hand, which represents a portion of the remaining proceeds we received from the IPO, and proceeds from the sale of our shares through DRIP. A decrease in the level of stockholder participation in our DRIP or any decline in cash flow or need to use cash flow for other purposes could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions. There can be no assurance we will be able to continue paying cash distributions at our current level or at all. The balance of our distributions exceeded our cash flow from operations by $44.4 million and was funded from cash on hand, which represented a portion of our remaining proceeds from our IPO. If we continue to fund distributions at our current level, we expect the cash on hand and excess cash from refinancing the 123 William Street mortgage to cover the cash needs in 2017.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		December 31, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distributions to stockholders(2)	$11,485		$11,678		$11,648		$11,547		$46,358
Source of distribution coverage:
Cash flows provided by (used in) operations	$1,308	11.4%	$(1,308)	(11.2)%	$—	—%	$1,978	17.1%	$1,978	4.3%
Net proceeds from the sale of shares through DRIP	4,019	35.0%	5,294	45.3%	(5,705)	(49.0)%	4,951	42.9%	8,559	18.5%
Offering proceeds from issuance of common stock	6,158	53.6%	7,692	65.9%	17,353	149.0%	4,618	40.0%	35,821	77.2%
Total sources of distributions	$11,485	100.0%	$11,678	100.0%	$11,648	100.0%	$11,547	100.0%	$46,358	100.0%
Cash flows provided by (used in) operations (GAAP basis)(2)	$1,308		$(3,254)		$1,359		$2,565		$1,978
Net loss (in accordance with GAAP)	$(3,405)		$(6,401)		$(4,369)		$(5,590)		$(19,765)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Distributions reinvested in common stock under our DRIP for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 were $5.6 million, $5.4 million, $5.1 million and $5.0 million, respectively. For the year ended December 31, 2016, distributions reinvested in common stock under our DRIP were $21.0 million.

Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of December 31, 2016:

		Years Ended December 31,
(In thousands)	Total	2017		2018 — 2019	2020 — 2021	Thereafter
Mortgage notes payable:
Principal payments	$195,000	$96,000	(1)	$—	$—	$99,000
Interest payments	$40,207	$4,795		$8,248	$8,260	$18,904
__________________________________

(1)	This amount related entirely to the mortgage note payable on 123 William Street which was re-financed in March 2017 for a 10-year term.
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
Subsequent Events
Approval of Share Repurchases
On January 20, 2017, as permitted under the SRP, our board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted-average number of shares of common stock outstanding during the fiscal year ended  December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended  December 31, 2016. Accordingly, 276,016 shares for an aggregate purchase price of $5.6 million which represented an average repurchase price per share of $20.15 (including all shares submitted for death and disability) were approved for repurchase and completed in February 2017, while requests to repurchase 903,028 shares for an aggregate purchase price of $18.1 million, which represented an average price per share of $20.03 were not fulfilled.

123 William Street Mortgage Note Payable
On March 6, 2017, we entered into a loan agreement in the amount of $140.0 million. The loan is secured by a mortgage on our property located at 123 William Street and bears interest at a fixed rate equal to 4.67% per annum. The loan has a 10-year term expiring in March 2027. The loan requires monthly interest payments, with the principal balance due on the maturity date of March 6, 2027. The loan agreement contains various customary affirmative and negative covenants. A portion of the proceeds from the loan was used to repay the $96.0 million outstanding principal balance on the existing mortgage loan secured by 123 William Street. At closing we deposited $20.0 million and $4.8 million, respectively, for lease reserves and tenant improvements, leasing commissions and free rent reserves, to be released to us in accordance with the terms of the loan agreement.
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
As of December 31, 2016, our debt consisted of both fixed and variable-rate debt. We had a fixed-rate secured mortgage note payable with an aggregate carrying value of $99.0 million and a fair value of $98.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but have no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $7.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $8.0 million.
As of December 31, 2016, our variable rate secured mortgage note payable had a carrying value of $96.0 million. Interest rate volatility associated with this variable-rate mortgage note payable affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by $1.0 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders (the "Proxy Statement").

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
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (5)	Bylaws of American Realty Capital New York City REIT, Inc.
4.1 (2)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
4.2 (11)	First Amendment to Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of November 5, 2015
10.1 (9)
Amended and Restated Advisory Agreement, dated as of June 26, 2015, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.2 (12)
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

10.4 (3)	Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc.
10.10 (7)	Purchase and Sale Agreement, dated January 27, 2015, by and between EEGO 123 William Owner, LLC and ARC NYC123WILLIAM, LLC
10.11 (4)	Indemnification Agreement, dated as of December 31, 2014, between the Company and certain directors, officers and service providers
10.12 (8)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.13 (10)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O'Malley
10.14 (12)	Indemnification Agreement, dated as of February 17, 2016, between the Company and Lee M. Elman
10.15 (13)	Agreement of Purchase and Sale, dated as of March 18, 2016, by and between BPGL HOLDINGS LLC and ARC NYC1140SIXTH, LLC
10.16 (14)	Loan Agreement, dated June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.17 (14)	Form of Restricted Stock Award Agreement
10.18 (15)	Loan Agreement, dated as of March 6, 2017 between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower
10.19 (15)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender
10.20 (15)
Environmental Indemnity Agreement, dated as of March 6, 2017, made by ARC NYC123WILLIAM, LLC, as borrower, and New York City Operating Partnership, L.P., as principal, in favor of Barclays Bank PLC, as indemnitee

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

99.1 (13)	Amended and Restated Share Repurchase Program effective as of February 28, 2016
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(3)	Filed as an exhibit to the Company's Form 8-A filed with the SEC on March 4, 2015

(4)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 6, 2015.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 submitted confidentially to the SEC on January 15, 2014.

(6)	Filed as an exhibit to the Company's Post-Effective Amendment No. 5 to Form S-11 filed with the SEC on January 29, 2015.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.

(9)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

(12)	Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2016.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

(14)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2016.

(15)	Filed as an exhibit to the Company's Form 8-K filed with the SEC on March 10, 2017.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2017.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ MICHAEL A. HAPPEL
MICHAEL A. HAPPEL
CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael A. Happel	Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 28, 2017
Michael A. Happel

/s/ Nicholas Radesca	Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2017
Nicholas Radesca

/s/ Edward M. Weil, Jr.	Executive Chairman of the Board of Directors	March 28, 2017
Edward M. Weil, Jr.

/s/ Lee M. Elman	Independent Director, Audit Committee Chair, Conflicts Committee Chair	March 28, 2017
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Independent Director	March 28, 2017
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	March 28, 2017
Abby M. Wenzel

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital New York City REIT, Inc.:
We have audited the accompanying consolidated balance sheets of American Realty Capital New York City REIT, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital New York City REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 28, 2017

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	502,067	336,582
Acquired intangible assets	109,498	80,407
Total real estate investments, at cost	744,945	550,369
Less accumulated depreciation and amortization	(37,889)	(18,045)
Total real estate investments, net	707,056	532,324
Cash and cash equivalents	47,671	182,700
Restricted cash	2,150	—
Investment securities, at fair value	477	472
Prepaid expenses and other assets (including amounts due from related parties of $670 and $819 at December 31, 2016 and 2015, respectively)	13,017	7,635
Deferred leasing costs, net	3,233	3,284
Total assets	$773,604	$726,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$191,328	$93,176
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $167 and $184 at December 31, 2016 and 2015, respectively)	6,580	4,889
Below-market lease liabilities, net	28,528	26,644
Deferred revenue	3,024	1,651
Distributions payable	3,953	3,916
Total liabilities	233,413	130,276

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,856,841 and 30,410,467 shares issued and outstanding as of December 31, 2016 and 2015, respectively	309	304
Additional paid-in capital	680,476	670,279
Accumulated other comprehensive income	10	—
Accumulated deficit	(140,604)	(74,444)
Total stockholders' equity	540,191	596,139
Total liabilities and stockholders' equity	$773,604	$726,415

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$44,223	$24,472	$2,661
Operating expense reimbursements and other revenue	3,384	1,964	190
Total revenues	47,607	26,436	2,851

Operating expenses:
Property operating	20,919	11,296	688
Operating fees incurred from related parties	5,179	1,145	—
Acquisition and transaction related	3,695	6,015	6,148
General and administrative	4,933	3,634	535
Depreciation and amortization	25,586	16,759	2,015
Total operating expenses	60,312	38,849	9,386
Operating loss	(12,705)	(12,413)	(6,535)
Other income (expense):
Interest expense	(7,404)	(3,554)	—
Income from investment securities and interest	344	252	16
Other-than-temporary impairment on investment securities	—	(70)	—
Total other income (expense)	(7,060)	(3,372)	16
Net loss	$(19,765)	$(15,785)	$(6,519)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	10	—	(24)
Reclassification adjustment for other-than-temporary impairment losses recognized in earnings	—	24	—
Comprehensive loss	$(19,755)	$(15,761)	$(6,543)

Basic and diluted weighted average shares outstanding	30,668,238	27,599,363	6,849,166
Basic and diluted net loss per share	$(0.64)	$(0.57)	$(0.95)
Dividends declared per common share	$1.51	$1.51	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	—	$—	$—	$—	$—	$—
Issuance of common stock	20,374,429	204	505,219	—	—	505,423
Common stock offering costs, commissions and dealer manager fees	—	—	(55,625)	—	—	(55,625)
Common stock issued through distribution reinvestment plan	190,584	2	4,524	—	—	4,526
Share-based compensation	3,999	—	13	—	—	13
Distributions declared	—	—	—	—	(10,388)	(10,388)
Unrealized loss on investment securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(6,519)	(6,519)
Balance, December 31, 2014	20,569,012	206	454,131	(24)	(16,907)	437,406
Issuance of common stock	9,165,430	91	228,506	—	—	228,597
Common stock offering costs, commissions and dealer manager fees	—	—	(28,424)	—	—	(28,424)
Common stock issued through distribution reinvestment plan	858,472	9	20,381	—	—	20,390
Common stock repurchases	(183,780)	(2)	(4,341)	—	—	(4,343)
Share-based compensation	1,333	—	26	—	—	26
Distributions declared	—	—	—	—	(41,752)	(41,752)
Reclassification adjustment for other-than-temporary impairment losses recognized in earnings	—	—	—	24	—	24
Net loss	—	—	—	—	(15,785)	(15,785)
Balance, December 31, 2015	30,410,467	304	670,279	—	(74,444)	596,139
Common stock issued through distribution reinvestment plan	902,597	9	21,037	—	—	21,046
Common stock repurchases	(461,555)	(4)	(10,901)	—	—	(10,905)
Share-based compensation	5,332	—	61	—	—	61
Distributions declared	—	—	—	—	(46,395)	(46,395)
Net loss	—	—	—	—	(19,765)	(19,765)
Unrealized gain on investment securities	—	—	—	10	—	10
Balance, December 31, 2016	30,856,841	$309	$680,476	$10	$(140,604)	$540,191

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(19,765)	$(15,785)	$(6,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,586	16,759	2,015
Amortization of deferred financing costs	2,479	1,731	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,376)	(2,476)	(134)
Share-based compensation	61	26	13
Loss on sale of investment securities	5	—	—
Other-than-temporary impairment on investment securities	—	70	—
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(6,038)	(8,177)	(1,550)
Accounts payable, accrued expenses and other liabilities	2,803	1,232	985
Deferred revenue	1,373	1,426	225
Restricted cash	(2,150)	—	—
Net cash provided by (used in) operating activities	1,978	(5,194)	(4,965)
Cash flows from investing activities:
Investments in real estate	(79,162)	(157,029)	(255,967)
Purchase of investment securities, net	—	(28)	(514)
Acquisition funds released from escrow	—	2,068	—
Capital expenditures	(16,718)	(14,175)	(86)
Net cash used in investing activities	(95,880)	(169,164)	(256,567)
Cash flows from financing activities:
Payments of offering costs and fees related to common stock issuances	—	(30,580)	(54,227)
Payments of financing costs	(3,327)	(4,555)	—
Proceeds from issuance of common stock	—	230,600	503,420
Distributions paid	(25,312)	(19,988)	(3,320)
Repurchases of common stock	(12,488)	(2,760)	—
Net cash (used in) provided by financing activities	(41,127)	172,717	445,873
Net change in cash and cash equivalents	(135,029)	(1,641)	184,341
Cash and cash equivalents, beginning of period	182,700	184,341	—
Cash and cash equivalents, end of period	$47,671	$182,700	$184,341

Supplemental Disclosures:
Cash paid for interest	$4,622	$1,817	$—

Non-Cash Investing and Financing Activities
Receivable for sale of common stock	—	—	2,003
Receivable for offering cost reimbursement	—	775	—
Mortgage note payable used to acquire investments in real estate	99,000	96,000	—
Accrued stock repurchase requests	—	1,583	—
Distributions payable	3,953	3,916	2,542
Accrued offering costs	—	17	1,363
Accrued capital expenditures	118	1	—
Other assets acquired or (liabilities assumed) in real estate transactions, net	(353)	29	(642)
Common stock issued through distribution reinvestment plan	21,046	20,390	4,526
Reclassification of deferred offering costs to equity	—	—	35
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 1 — Organization
The Company was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of December 31, 2016, the Company owned six properties consisting of 1,091,571 rentable square feet, acquired for an aggregate purchase price of $686.1 million.
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
On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of December 31, 2016, the Company had 30.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $764.8 million, inclusive of $46.0 million from the DRIP and net of repurchases.
On October 24, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of June 30, 2016, which was published on October 26, 2016 ("NAV Pricing Date"). The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually. Until the NAV Pricing Date, the Company offered shares pursuant to the DRIP and has repurchased shares pursuant to the Share Repurchase Program ("SRP") at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, the Company began to offer shares pursuant to the DRIP and repurchase shares pursuant to its SRP at a price based on Estimated Per-Share NAV.
The Company has no employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, specifically the presentation of deferred financing costs, net, related to mortgage notes payable which is presented as a reduction of the carrying amount of mortgage notes payable in accordance with the revised presentation guidance.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of December 31, 2016, 2015 or 2014.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented; otherwise, the Company continues to report results of these properties' operations within continuing operations. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2016 or 2015.
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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, the Company determines estimated fair value for properties held for sale based on the estimated selling price of the asset. These assessments may result in the immediate recognition of an impairment loss, resulting in a reduction of net income (loss). The Company did not recognize any impairment charges for the years ended December 31, 2016, 2015 or 2014.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2016 and 2015, the Company had deposits of $47.7 million and $182.7 million, of which $46.1 million and $181.7 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of ground rent, real estate tax, structural, leasing commissions, free rent and insurance reserves.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis. The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.  The Company recognized other-than-temporary impairment charges of $0.1 million for the year ended December 31, 2015. The Company did not recognize any other-than-temporary impairment charges for the years ended December 31, 2016 or 2014.
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
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred, are deferred and amortized to depreciation and amortization expense over the term of the related lease.
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
December 31, 2016, 2015 and 2014

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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectibility by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the receivable in its consolidated statements of operations and comprehensive loss. Certain tenants have provided letters of credit in lieu of cash security deposit required per the respective lease agreements.
The Company may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets, which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If the Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss. The Company did not recognize any contingent rental income for the years ended December 31, 2016, 2015 or 2014.
Cost recoveries from tenants are included in operating expense reimbursements and other revenue in the period the related costs are incurred, as applicable.
Offering and Related Costs
All offering costs incurred by the Company, its Advisor and its affiliates on behalf of the Company are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fees) of the Company may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fees) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. See Note 9 — Related Party Transactions and Arrangements.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income to its stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2016, 2015 and 2014. From a U.S. federal income tax perspective, 100% of distributions, or $1.51, $1.51 and $0.84 per share, respectively, for the years ended December 31, 2016, 2015 and 2014 represented a return of capital. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
As of December 31, 2016, the Company had no material uncertain tax positions. The tax years subsequent to and including December 31, 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is evaluating the impact of this guidance, including performing preliminary review of all revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. The Company has begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. The Company is continuing to evaluate the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has not adopted this guidance as of December 31, 2016.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company adopted this guidance for the fiscal year ended December 31, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the Company's fiscal year ended December 31, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered to be a VIE and continues to consolidate the OP as required under previous GAAP. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE, and the Company’s partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of the adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $3.7 million and $2.8 million, respectively, as of December 31, 2016 and 2015 as a reduction of the carrying amount of its mortgage note payable. See Note 5 — Mortgage Notes Payable.
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
Note 3 — Real Estate Investments
On June 15, 2016, the Company, through a wholly-owned subsidiary of the OP, completed its acquisition of the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York ("1140 Avenue of the Americas"). 1140 Avenue of the Americas comprises 249,703 square feet and is subject to a remaining 50.3 year ground lease that expires on December 31, 2066. The ground lease has a fixed annual rent of $0.3 million until January 1, 2017, at which time the fixed annual rent increases to $4.7 million through December 2041 and $5.1 million through the remainder of the term. The ground lease rent expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The contract purchase price for 1140 Avenue of the Americas was $180.0 million, exclusive of closing costs. The Company funded the purchase price with proceeds from the Company's IPO and a mortgage loan from Ladder Capital Finance I LLC (see Note 5 — Mortgage Notes Payable). The Company accounted for the purchase of 1140 Avenue of the Americas as a business combination and incurred acquisition related costs of $4.3 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table presents the allocation of real estate assets acquired and liabilities assumed during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Real estate investments, at cost:
Land	$—	$50,064	$83,316
Building and improvements	148,647	182,917	139,403
Total tangible assets	148,647	232,981	222,719
Acquired intangibles:
In-place leases(1)	27,433	33,380	12,102
Above-market lease assets(1)	5,230	884	3,911
Other intangibles	—	—	31,446
Below-market lease liabilities(1)	(5,277)	(14,245)	(15,637)
Below-market ground lease asset(1)	2,482	—	—
Total intangible assets, net	29,868	20,019	31,822
Total assets acquired, net	178,515	253,000	254,541
Mortgage notes payable used to acquire real estate investments	(99,000)	(96,000)	—
Funds deposited in escrow	—	—	2,068
Other assets acquired	—	458	—
Other liabilities assumed	(353)	(429)	(642)
Cash paid for acquired real estate investment	$79,162	$157,029	$255,967
Number of properties purchased	1	1	4
______________
(1) Weighted-average remaining amortization periods for in-place leases, above-market lease assets, below-market lease liabilities and below-market ground lease asset acquired during the year ended December 31, 2016 were 6.5 years, 9.1 years, 7.2 years and 50.6 years, respectively, as of the acquisition date.
The following table presents unaudited pro forma information as if the acquisition during the year ended December 31, 2016 had been consummated on January 1, 2015. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expenses of $3.7 million from the year ended December 31, 2016 to the year ended December 31, 2015. The unaudited pro forma net loss for the year ended December 31, 2015 was adjusted to exclude acquisition and transaction related expenses of $6.0 million.

	Year Ended December 31,
(In thousands, except per share data)	2016	2015
Pro forma revenues(1)	$57,089	$51,694
Pro forma net loss(1)	$(18,636)	$(20,695)
Basic and diluted pro forma net loss per share	$(0.61)	$(0.75)
________________________

(1)
For the year ended December 31, 2016, aggregate revenues and net loss (excluding acquisition and transaction-related expenses) derived from the Company's acquisitions (for the Company's period of ownership) were $11.4 million and $3.0 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table presents future minimum base cash rental payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$44,090
2018	41,947
2019	40,191
2020	36,127
2021	32,330
Thereafter	109,804
$304,489
The following table lists the tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2016, 2015 and 2014:

		December 31,
Property Portfolio	Tenant	2016	2015	2014
123 William Street	Planned Parenthood Federation of America, Inc.	*	10.7%	N/A
400 E. 67th Street - Laurel Condominium	Cornell University	*	*	26.0%
400 E. 67th Street - Laurel Condominium	TD Bank, N.A.	*	*	10.9%
________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties for the period specified.
The termination, delinquency or non-renewal of these leases by any of the above tenants may have a material adverse effect on the Company's revenues.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2016 and 2015.

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$65,544	$14,045	$51,499
Other intangibles	31,447	2,601	28,846
Below-market ground lease	2,482	27	2,455
Above-market leases	10,025	1,618	8,407
Acquired intangible assets	$109,498	$18,291	$91,207
Intangible liabilities:
Below-market lease liabilities	$34,471	$5,943	$28,528

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The following table provides the amortization of in-place leases and other intangibles recognized in depreciation and amortization expense as well as the amortization and accretion of above- and below market leases, net for the periods presented:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Amortization of in-place leases and other intangibles (1)	$13,247	$9,596	$1,172
Amortization and (accretion) of above- and below-market leases, net (2)	$(2,403)	$(2,476)	$(134)
Amortization of below-market ground lease (3)	$27	$—	$—
________________
(1) Reflected within depreciation and amortization expense.
(2) Reflected as an increase to rental income.
(3) Reflected within property operating expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2017	2018	2019	2020	2021
In-place leases	$10,654	$9,356	$8,598	$6,696	$5,161
Other intangibles	1,165	1,165	1,165	1,165	937
Total to be included in depreciation and amortization	$11,819	$10,521	$9,763	$7,861	$6,098

Above-market lease assets	$(1,460)	$(1,364)	$(1,300)	$(1,159)	$(1,071)
Below-market lease liabilities	3,583	3,435	3,092	2,679	2,371
Total to be included in rental income	$2,123	$2,071	$1,792	$1,520	$1,300
Note 4 — Investment Securities
As of December 31, 2016 and 2015, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consists of a mutual fund managed by an affiliate of the Sponsor. See Note 9 — Related Party Transactions and Arrangements. This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
As of December 31, 2015, the Company determined its investment in this equity security was other-than-temporarily impaired. For the year ended December 31, 2015, the Company recorded an other-than-temporary impairment charge of $0.1 million, which is reflected on the consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges during the years ended December 31, 2016 and 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table details the realized and unrealized gains and losses on the investment security by security type as of December 31, 2016 and 2015:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Equity security	$467	$10	$—	$477
December 31, 2015
Equity security	$472	$—	$—	$472
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2016 and 2015 are as follows.

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2016		2015	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)		(In thousands)
123 William Street	1	$96,000	(1)	$96,000	2.90%	(2)	Variable	Mar. 2017	(3)
1140 Avenue of the Americas	1	99,000		—	4.17%		Fixed	Jul. 2026
Less: deferred financing costs, net		(3,672)		(2,824)
	2	$191,328		$93,176	3.61%
_____________________

(1)	The Company may borrow up to $110.0 million subject to compliance with certain provisions as described in the terms of the mortgage agreement.

(2)	Interest rate is one month LIBOR, which was 0.606% at December 31, 2016, plus a margin of 2.25%, based on a 360 day year.

(3)	This mortgage note was re-financed in March 2017. See Note 14 — Subsequent Events for details.
Real estate assets of $442.7 million, at cost (excluding below-market lease liabilities), at December 31, 2016 have been pledged as collateral to the Company's mortgage notes payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2016:

(In thousands)	Future Minimum Principal Payments
2017	$96,000	(1)
2018	—
2019	—
2020	—
2021	—
Thereafter	99,000
Total	$195,000
_____________________

(1)	This mortgage note was re-financed in March 2017. See Note 14 — Subsequent Events for details.
The Company's mortgage notes payable require compliance with certain property-level debt covenants. As of December 31, 2016, the Company was in compliance with the debt covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The following table presents information about the Company's asset measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Investment Securities	$477	$—	$—	$477
December 31, 2015
Investment Securities	$472	$—	$—	$472
There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2016 or 2015.
Financial instruments not carried at fair value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of the variable mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no significant change in the credit risk or credit markets since origination. The fair value of the Company's fixed rate mortgage note payable, which is not reported at fair value on the consolidated balance sheet, is approximately $98.0 million compared to a carrying value of $99.0 million as of December 31, 2016. As December 31, 2015, the Company did not have any financial instruments not carried at fair value or an amount that approximates fair value.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 7 — Common Stock
As of December 31, 2016, the Company had 30.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $764.8 million, inclusive of $46.0 million from the DRIP and net of repurchases. The Company had 30.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross process of $754.6 million, inclusive of $24.9 million from the DRIP and net of repurchases, as of December 31, 2015.
In May 2014, the board of directors of the Company authorized, and the Company declared, a distribution payable to stockholders of record each day during the applicable period equal to $0.0041438356 per day, which is equivalent to $1.5125 per annum, per share of common stock. In March 2016, the board of directors of the Company ratified the existing distribution amount equivalent to $1.5125 per annum, per share of common stock, and for the calendar year 2016, affirmed a change to daily distribution payable to stockholders of record each day during the applicable period to $0.0041325137 per day per share of common stock to accurately reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
On October 24, 2016, the Company's board of directors approved an Estimated Per-Share NAV as of June 30, 2016.
Prior to the establishment of Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP depended on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - the lower of $23.13 and 92.5% of the amount they actually paid for each share; and,

•	after two years from the purchase date - the lower of $23.75 and 95.0% of the amount they actually paid for each share.
Prior to the establishment of Estimated Per-Share NAV, in the case of requests for death or disability, the repurchase price per share was equal to the price paid to acquire the shares from the Company.
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
December 31, 2016, 2015 and 2014

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
As permitted under the SRP, the Company’s board of directors authorized, with respect to redemption requests received during the first fiscal semester of 2016, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the first fiscal semester. Pursuant to this authorization 461,555 shares were repurchased for an aggregate purchase price of $10.9 million which represented an average repurchase price per share of $23.62 (including all shares submitted for death or disability). The Company's board of directors authorized a second repurchase in the first quarter of 2017 after completion of the second fiscal semester in accordance with the SRP. Accordingly, 276,016 shares for an aggregate purchase price of $5.6 million, which represented an average repurchase price per share of $20.15 (including all shares submitted for death or disability) were approved for repurchase and completed in February 2017, while requests to repurchase 903,028 shares for an aggregate purchase price of $18.1 million, which represented an average price per share of $20.03 were not fulfilled. See Note 14 — Subsequent Events.
During the year ended December 31, 2015, the Company repurchased 183,780 shares for an aggregate purchase price of $4.3 million which represented an average repurchase price per share of $23.63. However, during the quarter ended December 31, 2015, the board of directors authorized the Company not to accept all of the repurchase requests that were received. There were no shares repurchased during the year ended December 31, 2014.
Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2016, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2016, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

As of December 31, 2015, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time. During the year ended December 31, 2016, the Company sold its investment in a mutual fund managed by an affiliate of the Sponsor. The Company recognized income from investment securities managed by an affiliate of the Sponsor of approximately $6,000, $42,000 and $14,000, respectively, during the years ended December 31, 2016, 2015 and 2014.
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
The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2016	2015	2014	2016	2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$22,374	$46,997	$—	$—
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

	Year Ended December 31,			Receivable as of December 31,
(In thousands)	2016	2015	2014	2016	2015
Fees and expense reimbursements from the Advisor and affiliates of the Former Dealer Manager	$—	$5,194	$6,656	$—	$758
As of December 31, 2016 and 2015, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million, respectively. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. During the year ended December 31, 2016, the Advisor paid the Company the total amount owed to the Company related to excess offering and related costs.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses actually incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. During the year ended December 31, 2016, the Company incurred acquisition fees and acquisition expense reimbursements of $3.6 million, which is net of $0.6 million in acquisition expense reimbursements which were waived by the Advisor.
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
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets, divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2016, the Company's board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company pays an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $4.7 million and $1.0 million in cash asset management fees during the years ended December 31, 2016 and 2015, respectively. The Company did not pay any cash asset management fees during the year ended December 31, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company paid $0.5 million and $0.2 million in property management fees during the years ended December 31, 2016 and 2015, respectively. The Company did not pay any property management fees during the year ended December 31, 2014.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions. Total reimbursement of costs and expenses for the years ended December 31, 2016 and 2015 were $1.7 million and $0.5 million, respectively. General and administrative reimbursements were previously waived and no such reimbursements were requested until the fourth quarter of the year ended December 31, 2015.
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the year ended December 31, 2016, the fees for services from DST are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,						Payable (Receivable)
	2016		2015		2014		as of December 31,
(In thousands)	Incurred	Waived	Incurred	Waived (1)	Incurred	Waived	2016	2015
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$3,600	$646	$5,060	$—	$5,251	$—	$(646)	$—
Financing coordination fees	743	—	825	—	—	—	—	—
Ongoing fees:
Operating fees incurred from related parties	5,179	—	1,145	204	—	101	(24)	(44)
Professional fees and other reimbursements	1,795	—	1,140	—	—	—	167	167
Distributions on Class B Units	241	—	122	—	2	—	—	—
Total related party operation fees and reimbursements	$11,558	$646	$8,292	$204	$5,253	$101	$(503)	$123
________________

(1)	Beginning in the third quarter of 2015, fees related to property management and leasing were charged to the Company.
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2016, 2015 or 2014.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2016, 2015 or 2014.
Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2016, 2015 or 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the years ended December 31, 2016, 2015 or 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table displays restricted share award activity during the years ended December 31, 2016 and 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	3,999	$22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeited	(1,333)	22.50
Unvested, December 31, 2015	4,799	22.50
Granted	5,332	22.50
Vested	(1,066)	22.50
Unvested, December 31, 2016	9,065	$22.50
As of December 31, 2016 and 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. As of December 31, 2016 and 2015, that cost is expected to be recognized over a weighted-average period of 3.8 and 3.9 years, respectively. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $61,000, $26,000 and $13,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2016, 2015 and 2014.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Net loss (in thousands)	$(19,765)	$(15,785)	$(6,519)
Basic and diluted weighted average shares outstanding	30,668,238	27,599,363	6,849,166
Basic and diluted net loss per share	$(0.64)	$(0.57)	$(0.95)
The Company had the following potentially dilutive securities as of December 31, 2016, 2015 and 2014, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Unvested restricted stock	9,065	4,799	3,999
OP Units	90	90	90
Class B units	159,159	159,159	8,361
Total common share equivalents	168,314	164,048	12,450
Note 13 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016, 2015 and 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$8,506	$10,053	$14,408	$14,640
Net loss	$(3,405)	$(6,401)	$(4,369)	$(5,589)
Weighted average shares outstanding	30,562,487	30,785,076	30,556,494	30,769,015
Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.14)	$(0.18)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$2,803	$7,454	$7,879	$8,300
Net loss	$(7,239)	$(2,182)	$(2,305)	$(4,059)
Weighted average shares outstanding	22,694,003	27,332,717	29,867,646	30,393,552
Basic and diluted net loss per share	$(0.32)	$(0.08)	$(0.08)	$(0.13)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$43	$540	$2,268
Net loss	$(16)	$(214)	$(2,235)	$(4,054)
Weighted average shares outstanding	8,888	690,143	8,543,271	17,938,717
Basic and diluted net loss per share	NM	$(0.31)	$(0.26)	$(0.23)
____________
NM - Not meaningful
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following:
Approval of Share Repurchases
On January 20, 2017, as permitted under the SRP, the Company's board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted-average number of shares of common stock outstanding during the fiscal year ended  December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended  December 31, 2016. Accordingly, 276,016 shares for an aggregate purchase price of $5.6 million which represented an average repurchase price per share of $20.15 (including all shares submitted for death and disability) were approved for repurchase and completed in February 2017, while requests to repurchase 903,028 shares for an aggregate purchase price of $18.1 million, which represented an average price per share of $20.03, were not fulfilled. See Note 7 — Common Stock for more information on the SRP.
123 William Street Mortgage Note Payable
On March 6, 2017, the Company entered into a loan agreement in the amount of $140.0 million. The loan is secured by a mortgage on the Company’s property located at 123 William Street and bears interest at a fixed rate equal to 4.67% per annum. The loan has a 10-year term expiring in March 2027. The loan requires monthly interest payments, with the principal balance due on the maturity date of March 6, 2027. The loan agreement contains various customary affirmative and negative covenants. A portion of the proceeds from the loan was used to repay the $96.0 million outstanding principal balance on the existing mortgage loan secured by 123 William Street. At closing, the Company deposited $20.0 million and $4.8 million, respectively, for lease reserves and tenant improvements, leasing commissions and free rent reserves, to be released to the Company in accordance with the terms of the loan agreement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2016
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2016(1)(2)	Accumulated Depreciation(3)(4)
421 W. 54th Street - Hit Factory	NY	6/13/2014	$—	$4,723	$1,757	$—	$6,480	$113
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	—	10,653	55,682	14	66,349	3,252
200 Riverside Blvd - ICON Garage	NY	9/24/2014	—	13,787	5,510	—	19,297	310
9 Times Square	NY	11/5/2014	—	54,153	76,454	15,058	145,665	4,917
123 William Street	NY	3/27/2015	96,000	50,064	182,917	15,610	248,591	9,148
1140 Avenue of the Americas	NY	6/15/2016	99,000	—	148,647	418	149,065	1,858
			$195,000	$133,380	$470,967	$31,100	$635,447	$19,598
____________

(1)	Acquired intangible assets allocated to individual properties in the amount of $109.5 million are not reflected in the table above.

(2)	The gross tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $692.6 million (unaudited).

(3)	The accumulated depreciation column excludes $11.9 million of amortization associated with acquired intangible assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2016, 2015 and 2014:

	December 31,
(In thousands)	2016	2015	2014
Real estate investments, at cost:
Balance at beginning of year	$469,962	$222,805	$—
Additions-acquisitions	148,647	232,981	222,719
Capital expenditures	16,838	14,176	86
Disposals	—	—	—
Balance at end of the year	$635,447	$469,962	$222,805

Accumulated depreciation:
Balance at beginning of year	$7,966	$843	$—
Depreciation expense	11,632	7,123	843
Disposals	—	—	—
Balance at the end of the year	$19,598	$7,966	$843