Form 10-Q
period 2017-03-31
American Realty Capital New York City REIT, Inc.
filed 2017-05-11
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55393
American Realty Capital New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2017, the registrant had 30,878,333 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	504,199	502,067
Acquired intangible assets	108,933	109,498
Total real estate investments, at cost	746,512	744,945
Less accumulated depreciation and amortization	(44,615)	(37,889)
Total real estate investments, net	701,897	707,056
Cash and cash equivalents	49,550	47,671
Restricted cash	28,583	2,150
Investment securities, at fair value	483	477
Prepaid expenses and other assets (including amounts due from related parties of $646 and $670 at March 31, 2017 and December 31, 2016, respectively)	15,548	13,017
Deferred leasing costs, net	3,375	3,233
Total assets	$799,436	$773,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$233,049	$191,328
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $272 and $167 at March 31, 2017 and December 31, 2016, respectively)	7,202	6,580
Below-market lease liabilities, net	27,612	28,528
Deferred revenue	4,434	3,024
Distributions payable	3,956	3,953
Total liabilities	276,253	233,413

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,805,839 and 30,856,841 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	308	309
Additional paid-in capital	679,708	680,476
Accumulated other comprehensive income	16	10
Accumulated deficit	(156,849)	(140,604)
Total stockholders' equity	523,183	540,191
Total liabilities and stockholders' equity	$799,436	$773,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$13,043	$7,961
Operating expense reimbursements and other revenue	1,500	545
Total revenues	14,543	8,506

Operating expenses:
Property operating	6,596	3,548
Operating fees incurred from related parties	1,538	1,053
Acquisition and transaction related	6	40
General and administrative	1,576	1,416
Depreciation and amortization	6,997	4,769
Total operating expenses	16,713	10,826
Operating loss	(2,170)	(2,320)
Other income (expense):
Interest expense	(2,665)	(1,216)
Income from investment securities and interest	49	131
Total other expense	(2,616)	(1,085)
Net loss	$(4,786)	$(3,405)

Other comprehensive income (loss):
Unrealized gain on investment securities	6	11
Comprehensive loss	$(4,780)	$(3,394)

Basic and diluted weighted average shares outstanding	30,814,927	30,562,487
Basic and diluted net loss per share	$(0.16)	$(0.11)
Dividends declared per common share	$0.38	$0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	30,856,841	$309	$680,476	$10	$(140,604)	$540,191
Common stock issued through distribution reinvestment plan	225,622	2	4,793	—	—	4,795
Common stock repurchases	(276,624)	(3)	(5,573)	—	—	(5,576)
Share-based compensation	—	—	12	—	—	12
Distributions declared	—	—	—	—	(11,459)	(11,459)
Net loss	—	—	—	—	(4,786)	(4,786)
Unrealized gain on investment securities	—	—	—	6	—	6
Balance, March 31, 2017	30,805,839	$308	$679,708	$16	$(156,849)	$523,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,786)	$(3,405)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,997	4,769
Amortization of deferred financing costs	652	565
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(635)
Share-based compensation	12	13
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(2,756)	(1,629)
Accounts payable, accrued expenses and other liabilities	525	297
Deferred revenue	1,410	1,333
Restricted cash	(1,613)	—
Net cash (used in) provided by operating activities	(98)	1,308
Cash flows from investing activities:
Deposit for real estate acquisition	—	(18,000)
Purchase of investment securities, net	—	(4)
Capital expenditures	(2,035)	(5,376)
Net cash used in investing activities	(2,035)	(23,380)
Cash flows from financing activities:
Proceeds from mortgage note payable	115,180	—
Payment of mortgage note payable	(96,000)	—
Payments of financing costs	(2,931)	(25)
Distributions paid	(6,661)	(5,883)
Repurchases of common stock	(5,576)	(1,579)
Net cash provided by (used in) financing activities	4,012	(7,487)
Net change in cash and cash equivalents	1,879	(29,559)
Cash and cash equivalents, beginning of period	47,671	182,700
Cash and cash equivalents, end of period	$49,550	$153,141

Supplemental Disclosures:
Cash paid for interest	$1,557	$650

Non-Cash Investing and Financing Activities
Accrued stock repurchase requests	$—	$89
Distributions payable	3,956	3,928
Accrued capital expenditures	97	269
Common stock issued through distribution reinvestment plan	4,795	5,601
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P., and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of March 31, 2017, the Company owned six properties consisting of 1,091,571 rentable square feet, acquired for an aggregate purchase price of $686.1 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the “OP”).
On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of March 31, 2017, the Company had 30.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $764.0 million, inclusive of $50.8 million from the DRIP and net of repurchases.
On October 24, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of June 30, 2016, which was published on October 26, 2016 ("NAV Pricing Date"). The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually. Until the NAV Pricing Date, the Company offered shares pursuant to the DRIP and has repurchased shares pursuant to the Share Repurchase Program ("SRP") at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, the Company began to offer shares pursuant to the DRIP and repurchase shares pursuant to its SRP at a price based on Estimated Per-Share NAV of $21.25 per share as of June 30, 2016.
The Company has no employees. New York City Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company's property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2017. There have been no significant changes to the Company's significant accounting policies during the quarter ended March 31, 2017, other than the updates described below:
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a variable interest entity ("VIE"). The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to the Company's consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance for the quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2017 and 2016.

Future Minimum Cash Rent

The following table presents future minimum base cash rental payments due to the Company subsequent to March 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
2017	$33,380
2018	42,640
2019	40,892
2020	36,801
2021	32,848
Thereafter	111,918
$298,479
Significant Tenant
The following table lists the tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2017 and 2016.

Property	Tenant	March 31, 2017	March 31, 2016
123 William Street	Planned Parenthood Federation of America, Inc.	*	10.7%
_______________
*Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties for the period specified.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$64,979	$16,269	$48,710
Other intangibles	31,447	2,893	28,554
Below-market ground lease	2,482	39	2,443
Above-market leases	10,025	1,983	8,042
Acquired intangible assets	$108,933	$21,184	$87,749
Intangible liabilities:
Below-market lease liabilities	$34,471	$6,859	$27,612

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$65,544	$14,045	$51,499
Other intangibles	31,447	2,601	28,846
Below-market ground lease	2,482	27	2,455
Above-market leases	10,025	1,618	8,407
Acquired intangible assets	$109,498	$18,291	$91,207
Intangible liabilities:
Below-market lease liabilities	$34,471	$5,943	$28,528
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Amortization of in-place leases and other intangibles(1)	$3,080	$2,508
Amortization and (accretion) of above- and below-market leases, net(2)	$(551)	$(635)
Amortization of below-market ground lease(3)	$12	$—
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expense.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2017:

(In thousands)	April 1, 2017- December 31, 2017	2018	2019	2020	2021
In-place leases	$7,974	$9,502	$8,744	$6,842	$5,307
Other intangibles	874	1,165	1,165	1,165	937
Total to be included in depreciation and amortization	$8,848	$10,667	$9,909	$8,007	$6,244

Above-market lease assets	$(1,095)	$(1,365)	$(1,300)	$(1,159)	$(1,071)
Below-market lease liabilities	2,803	3,435	3,092	2,679	2,371
Total to be included in rental income	$1,708	$2,070	$1,792	$1,520	$1,300
Note 4 — Investment Securities
As of March 31, 2017 and December 31, 2016, the Company had an investment in an equity security with a fair value of $0.5 million. This investment is considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security is considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on the investment security by security type as of March 31, 2017 and December 31, 2016:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Equity security	$467	$16	$—	$483
December 31, 2016
Equity security	$467	$10	$—	$477

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2017 and December 31, 2016 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2017	December 31, 2016	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street(1)	1	$140,000	$96,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
Less: deferred financing costs, net		(5,951)	(3,672)
Mortgage note payable, net of deferred financing costs	2	$233,049	$191,328	4.61%
_____________________

(1)
The Company entered into a loan agreement with Barclays Bank PLC, in the amount of $140 million, on March 6, 2017. A portion of the proceeds from the loan was use to repay the outstanding principal balance of approximately $96 million on the existing mortgage loan secured by the Property.

Real estate assets of $443.6 million, at cost (net of below-market lease liabilities), at March 31, 2017 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2017:

(In thousands)	Future Minimum Principal Payments
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	239,000
Total	$239,000
The Company's mortgage note payable requires compliance with certain property-level debt covenants. As of March 31, 2017, the Company was in compliance with the debt covenants under its mortgage note agreement.
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
March 31, 2017
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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Investment Securities	$483	$—	$—	$483
December 31, 2016
Investment Securities	$477	$—	$—	$477
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 or 2016.
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

		March 31, 2017		December 31, 2016
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$142,515	*	*
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$96,600	$99,000	$98,000
* The fair value of the mortgage note payable is estimated to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no significant change in the credit risk. This mortgage note payable was repaid in March 2017.
Note 7 — Common Stock
As of March 31, 2017, the Company had 30.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from public offerings of $764.0 million, inclusive of $50.8 million from the DRIP and net of repurchases. As of December 31, 2016, the Company had 30.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $764.8 million, inclusive of $46.0 million from the DRIP and net of repurchases.
In May 2014, the board of directors of the Company authorized, and the Company declared, a distribution payable to stockholders of record which is equivalent to $1.5125 per annum, per share of common stock. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
March 31, 2017
(Unaudited)

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
On October 24, 2016, the Company's board of directors approved an Estimated Per-Share NAV of $21.25 per share as of June 30, 2016.
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
When a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	645,335	$23.63
Three months ended March 31, 2017(1)	276,624	20.15
Cumulative repurchases as of March 31, 2017	921,959	$22.59
_____________________

(1)	Excludes rejected shares of 902,420 for $18.1 million at an average price per share of $20.03, which were unfulfilled as of March 31, 2017.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2017, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, our Chief Executive Officer). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
As of March 31, 2016, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor. There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company sold its investment in a mutual fund during the fourth quarter of 2016. The Company recognized income from investment securities managed by an affiliate of the Sponsor of approximately $4,000 during the three months ended March 31, 2016.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. Specifically, the Company pays the Advisor or its affiliates for any services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor during the three months ended March 31, 2017 and 2016.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2017, the Company's board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying an asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.4 million and $1.0 million in cash asset management fees during the three months ended March 31, 2017 and 2016, respectively.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company incurred approximately $177,000 and $63,000 in property management fees during the three months ended March 31, 2017 and 2016, respectively.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions. Total reimbursement of costs and expenses for the three months ended March 31, 2017 and 2016 was $0.6 million and $0.4 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, ("ANST") a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three months ended March 31, 2016, the fees for services from DST are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.
The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,
	2017		2016		Payable (receivable) as of
(In thousands)	Incurred	Waived	Incurred	Waived	March 31, 2017	December 31, 2016
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$(646)	$(646)
Financing coordination fees	1,050	—	—	—	—	—
Ongoing fees:
Operating fees incurred from related parties	1,538	—	1,053	—	57	(24)
Professional fees and other reimbursements	706	—	444	—	215	167
Distributions on Class B Units	59	—	60	—	—	—
Total related party operation fees and reimbursements	$3,353	$—	$1,557	$—	$(374)	$(503)

Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2017 and 2016.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2017 and 2016.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Upon a sale of all or substantially all assets, the Special Limited Partner will receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2017 and 2016.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2017 and 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
March 31, 2017
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
The following table displays restricted share award activity during the quarter ended March 31, 2017:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	9,065	$22.50
Granted	—	—
Vested	(267)	22.50
Forfeited	—	—
Unvested, March 31, 2017	8,798	$22.50
As of March 31, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $12,000 and $13,000 for the three months ended March 31, 2017 and 2016, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2017 or 2016.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net loss (in thousands)	$(4,786)	$(3,405)
Basic and diluted weighted average shares outstanding	30,814,927	30,562,487
Basic and diluted net loss per share	$(0.16)	$(0.11)
The Company had the following potentially dilutive securities as of March 31, 2017 and 2016, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock	8,798	6,132
OP units	90	90
Class B units	159,159	159,159
Total potentially dilutive securities	168,047	165,381

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the “SRP”) and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	There can be no assurance we will be able to continue paying cash distributions at our current level or at all if we fail to generate sufficient cash flows from operations;

•	We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of March 31, 2017, we owned only six properties and therefore have limited diversification.
Overview
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of March 31, 2017, we owned six properties consisting of 1,091,571 rentable square feet acquired for an aggregate purchase price of $686.1 million.
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through New York City Operating Partnership, L.P. a Delaware limited partnership (the “OP”).
On April 24, 2014, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. We closed our IPO on May 31, 2015. As of March 31, 2017, we had 30.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $764.0 million, inclusive of $50.8 million from the DRIP and net of repurchases.
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
We have no employees. Our Advisor manages our affairs on day-to-day basis. We have retained New York City Properties, LLC (our "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to our IPO and, the investment and management of our assets. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP, entitled "OP units" (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
Offering and Related Costs
All offering costs incurred by us, our Advisor and its affiliates on our behalf are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceeded 2.0% of gross offering proceeds in the IPO. As a result, these costs are our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs are less than 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.

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
We use a number of sources in making our estimates of fair values for purposes of allocating purchase price, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
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
Restricted Cash
Restricted cash consists of mortgage lender required reserves for maintenance, real estate tax, structural, debt service, lease, tenant improvement and leasing commission cost.
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
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a variable interest entity ("VIE"). The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We adopted this guidance for the quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Properties -
The following table presents certain information about the investment properties we owned as of March 31, 2017:

Portfolio	Acquisition Date	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	12,327	100.0%	3.5
400 E. 67th Street - Laurel Condominium	Sept. 2014	58,750	100.0%	7.0
200 Riverside Boulevard - ICON Garage	Sept. 2014	61,475	100.0%	20.5
9 Times Square	Nov. 2014	166,640	56.0%	4.2
123 William Street	Mar. 2015	542,676	93.1%	7.2
1140 Avenue of the Americas	Jun. 2016	249,703	86.3%	4.9
		1,091,571	86.7%	6.1
_______________________________
(1) Remaining lease term in years as of March 31, 2017, calculated on a weighted-average basis, as applicable.
Results of Operations
As of March 31, 2016, we owned five properties (our "Three-Month Same Store"). In June 2016, we acquired one property located at 1140 Avenue of the Americas in Manhattan, New York (our "1140 Property"), and therefore as of March 31, 2017 we owned six properties. Due to our 1140 Property our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, reflect significant increases in most categories.
As of March 31, 2017, our overall portfolio occupancy was 86.7% leased notwithstanding the fact that our property located at 9 Times Square was 56.0% leased as of March 31, 2017 and December 31, 2016. Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. This effort has taken longer than anticipated, however, as of March 31, 2017, we have substantially completed our repositioning and redevelopment plan and are working to lease the remaining vacant space at the property. To the extent we continue to experience vacancy at that property, our revenue related to 9 Times Square will be lower than expected.
Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
Rental Income
Rental income increased $5.1 million to $13.0 million for the three months ended March 31, 2017, from $8.0 million for the three months ended March 31, 2016, primarily due to our 1140 Property, which contributed $4.7 million to the increase and our Three-Month Same Store provided $0.4 million of the increase in rental income.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.0 million to $1.5 million for the three months ended March 31, 2017, compared to $0.5 million for the three months ended March 31, 2016, due to our 1140 Property and Three-Month Same Store which each contributed $0.3 million and $0.6 million to the increase.
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
Property Operating Expenses
Property operating expenses increased $3.0 million to $6.6 million for the three months ended March 31, 2017 from $3.5 million for the three months ended March 31, 2016 primarily due to our 1140 Property, which contributed $2.7 million to the increase. Our Three-Month Same Store provided $0.3 million of the increase. The increase in property operating expenses primarily related to lease commencements and the increased costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.

Operating Fees incurred from Related Parties
We incurred $1.5 million and $1.1 million in fees for asset and property management services from our Advisor and Property Manager for the three months ended March 31, 2017 and 2016. We paid $1.4 million and $1.0 million in cash for asset management fees for the three months ended March 31, 2017 and 2016. Property management fees increased in direct correlation with gross revenue and amounted to approximately $177,000 and $63,000 for the three months ended March 31, 2017 and 2016.
Acquisition and Transaction Related Expenses
We incurred approximately $6,000 acquisition and transaction related expenses for the three months ended March 31, 2017. For the three months ended March 31, 2016, we incurred approximately $40,000 of acquisition and transaction related expenses in connection with entering into an agreement of purchase and sale to acquire our 1140 Property.
General and Administrative Expenses
General and administrative expenses increased $0.2 million to $1.6 million for the three months ended March 31, 2017 compared to $1.4 million for the three months ended March 31, 2016, primarily due to general and administrative expense reimbursements incurred from our Advisor of $0.6 million for the three months ended March 31, 2017 compared to $0.4 million for the three months ended March 31, 2016.
Depreciation and Amortization
Depreciation and amortization expenses increased $2.2 million to $7.0 million for the three months ended March 31, 2017, compared to $4.8 million for the three months ended March 31, 2016, due to our 1140 Property. Our Three-Month Same Store contributed $0.1 million to the increase.
Interest Expense
Interest expense increased $1.4 million to $2.7 million for the three months ended March 31, 2017, from $1.2 million for the three months ended March 31, 2016, primarily due to the closing of the loan on our 1140 Property in June 2016. As of March 31, 2017, we had two loans outstanding with a combined balance of $239.0 million and a weighted average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest decreased approximately $82,000 to approximately $49,000 for the three months ended March 31, 2017, compared to approximately $131,000 three months ended March 31, 2016. The income primarily related to interest earned on our cash balance for the three months ended March 31, 2017 and 2016.
Cash Flows for the Three Months Ended March 31, 2017
During the three months ended March 31, 2017, net cash used in operating activities was approximately $98,000, compared to $1.3 million of net cash provided by operating activities during three months ended March 31, 2016. The decrease is primarily due to the 1140 Avenue of the Americas property, acquired in June 2016.
The level of cash flows used in operating activities is affected by the restricted cash, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Notwithstanding a net loss of $4.8 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $7.1 million, which resulted in cash outflows of $2.3 million. Net cash used in operating activities included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities.
Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $2.8 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and restricted cash of $1.6 million reserved for ground rent, real estate taxes, and insurance required by the mortgage lender for the property at 1140 Avenue of the Americas, as well as a $0.5 million increase related to accounts payable and accrued expenses associated with operating activities.
Net cash used in investing activities of $2.0 million during the three months ended March 31, 2017 related to payments of capital expenditures of $2.0 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash provided by financing activities of $4.0 million during the three months ended March 31, 2017 primarily related to the proceeds from mortgage note payable of $115.2 million, which include $140.0 million of mortgage note payable, net $24.8 million of restricted cash required by the mortgage lender for leasing, tenant improvement and leasing commission reserves, partially offset by payment of mortgage note payable of $96.0 million, distributions to stockholders of $6.7 million, payments of $2.9 million relating to financing costs and repurchases of common stock of $5.6 million.

Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $1.3 million. Net cash provided by operating activities contained acquisition and transaction related expenses of approximately $40,000 for the three months ended March 31, 2016.
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
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $49.6 million. The decrease in cash and cash equivalents from the fourth quarter 2016 is primarily due to distributions paid to our stockholders, capital expenditures, the repurchase of shares during the first quarter 2017 and the set-aside of restricted cash required by mortgage lenders for ground rent, maintenance, real estate taxes, structural, debt service, lease, tenant improvement and leasing commission reserves. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our SRP. If we acquire additional assets, we intend to pay for them with a portion of the remaining cash proceeds from our IPO and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash with a portion of the remaining proceeds from our IPO or in OP units. During 2016, we used cash on hand to fund distributions and, in 2017, expect to continue to use cash on hand to fund distributions. In 2017, cash on hand include excess cash received as a result of refinancing the 123 William Street mortgage in March 2017.
We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, the remaining proceeds from the sale of common stock and proceeds from secured mortgage financings. Management expects that, as our portfolio of investments stabilizes, specifically 9 Times Square, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and undistributed funds from operations when and if we have cash flow in excess of current distributions.
We have used mortgage financing to acquire two of our properties and expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, we intend to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

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
If a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	645,335	$23.63
Three months ended March 31, 2017(1)	276,624	20.15
Cumulative repurchases as of March 31, 2017	921,959	$22.59
_____________________

(1)	Excludes rejected shares of 902,420 for $18.1 million at an average price per share of $20.03, which were unfulfilled as of March 31, 2017.
Capital Expenditures
We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
As previously noted, subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we incurred approximately $7.1 million of capital expenditures in 2016 related to building improvements, tenant improvements and leasing commissions. While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in lease-up of this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate. We expect capital expenditures in 2017 to be less than 2016 and consist primarily of tenant requested improvements incurred in connection with our leasing efforts. The remainder of $9.7 million in capital expenditures for the year ended December 31, 2016 related to building and tenant improvements at 123 William Street and 1140 Avenue of the Americas. For the three months ended March 31, 2017, we incurred $2.0 million of capital expenditures.

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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above-and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

Three Months Ended
(In thousands)	March 31, 2017
Net loss (in accordance with GAAP)	$(4,786)
Depreciation and amortization	6,997
FFO	2,211
Acquisition and transaction related	6
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)
Straight-line rent	(618)
Straight-line ground rent	27
Non-recurring losses (gain) on extinguishment of debt	131
MFFO	$1,218

Distributions
In May 2014, our board of directors authorized, and we began paying distributions to stockholders of record at a rate equal to $1.5125 per annum, per share of common stock. We continue to pay monthly distributions at the rate.
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
During the quarter ended March 31, 2017, distributions paid to common stockholders totaled $11.5 million. Of that amount, $4.8 million was reinvested in shares of our common stock pursuant to the DRIP. During the quarter ended March 31, 2017, we funded distributions from cash on hand which represents a portion of the remaining proceeds from the IPO and proceeds from the sale of our shares through the DRIP.

For the quarter ended March 31, 2017, our cash flows from operations was negative, and we do not expect to generate sufficient cash flow from operations in 2017 to fund distributions at our current level. No assurance as to cash flows from operations can be made with respect to future years. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties, our operating expense levels, the amount of our cash and many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
We expect to use cash on hand, which represents a portion of the remaining proceeds we received from the IPO, and proceeds from the sale of our shares through DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP or continued negative cash flow or need to use cash flow that we may generate in the future for other purposes could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions. There can be no assurance we will be able to continue paying cash distributions at our current level or at all.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended
	March 31, 2017
(In thousands)		Percentage of Distributions
Distributions:(1)
Distributions to stockholders(2)	$11,455
Source of distribution coverage:
Cash flows provided by operations	*	—%
Net proceeds from the sale of shares through DRIP	—	—%
Available cash on hand(3)	11,455	100.0%
Total sources of distributions	$11,455	100.0%
Cash flows used in operations (GAAP basis)	$(98)
Net loss (in accordance with GAAP)	$(4,786)
__________________________________
(1) Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Distribution reinvested in common stock under our DRIP for the three months ended March 31, 2017 was $4.8 million.
* No cash flows from operations were used to cover distribution during the three months ended March 31, 2017. Net cash used in operating activities was approximately $98 thousand.
(3) Includes remaining proceeds from the IPO and distribution reinvested under the DRIP.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of March 31, 2017:

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Mortgage note payable:
Principal payments	$239,000	$—	$—	$—	$239,000
Interest payments	104,789	8,097	21,496	21,525	53,671
Total debt obligations	$343,789	$8,097	$21,496	$21,525	$292,671

Ground Lease Obligations
The following is a summary of our contractual ground lease obligations as of March 31, 2017:

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Ground lease payments	$244,028	$3,560	$9,492	$9,492	$221,484
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
As of March 31, 2017, our debt consisted of fixed-rate secured mortgage notes payable with an aggregate carrying value of $239.0 million and a fair value of $239.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $221.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $258.6 million.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also covered 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of March 31, 2017, we had 30.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $764.0 million, inclusive of $50.8 million from the DRIP.
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
As of March 31, 2017, we have incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $680.0 million at March 31, 2017.

As of March 31, 2017, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
As of March 31, 2017, we have used $700.7 million of the $713.2 million in aggregate net proceeds from our IPO, excluding the DRIP, as follows: (i) $492.5 million to pay all or a portion of the purchase price of six properties; (ii) $69.4 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (iii) $11.9 million to reimburse our Advisor for Offering expenses; (iv) $17.6 million to pay acquisition fees, acquisition cost reimbursements, financing coordination fees and other fees and reimbursements to our Advisor and its affiliates; (v) $55.3 million to pay distributions to our stockholders; (vi) $33.2 million to fund capital expenditures; and (vii) $20.8 million to repurchase shares of our common stock pursuant to the SRP.
Issuer Purchases of Equity Securities
As permitted under the SRP, our board of directors authorized, with respect to redemption requests received during the quarter ended March 31, 2017, the repurchase of shares validly submitted for repurchase in an amount equal to the amount of proceeds received from the DRIP in that same fiscal semester, representing less than all the shares validly submitted for repurchase during the quarter ended March 31, 2017. When a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	645,335	$23.63
Three months ended March 31, 2017(1)	276,624	20.15
Cumulative repurchases as of March 31, 2017	921,959	$22.59
_____________________

(1)	Excludes rejected shares of 902,420 for $18.1 million at an average price per share of $20.03, which were unfulfilled as of March 31, 2017.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 11, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Loan Agreement dated March 6, 2017 between ARC NYC123WILLIAM, LLC and Barclays Bank PLC
10.2 *	Limited Recourse Guaranty dated March 6, 2017 by New York City Operating Partnership, L.P.
10.3 *	Environmental Indemnity Agreement dated March 6, 2017 by ARC NYC 123WILLIAM, LLC and New York City Operating Partnership, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith