Form 10-Q
period 2017-06-30
American Realty Capital New York City REIT, Inc.
filed 2017-08-11
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 31,022,016 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	507,273	502,067
Acquired intangible assets	107,454	109,498
Total real estate investments, at cost	748,107	744,945
Less accumulated depreciation and amortization	(50,647)	(37,889)
Total real estate investments, net	697,460	707,056
Cash and cash equivalents	43,538	47,671
Restricted cash	30,635	2,150
Investment securities, at fair value	—	477
Prepaid expenses and other assets (including amounts due from related parties of $0 and $670 at June 30, 2017 and December 31, 2016, respectively)	11,421	13,017
Deferred leasing costs, net	3,320	3,233
Total assets	$786,374	$773,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$233,204	$191,328
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $125 and $167 at June 30, 2017 and December 31, 2016, respectively)	7,520	6,580
Below-market lease liabilities, net	26,697	28,528
Deferred revenue	4,197	3,024
Distributions payable	3,857	3,953
Total liabilities	275,475	233,413

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 31,029,775 and 30,856,841 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	310	309
Additional paid-in capital	684,475	680,476
Accumulated other comprehensive income	—	10
Accumulated deficit	(173,886)	(140,604)
Total stockholders' equity	510,899	540,191
Total liabilities and stockholders' equity	$786,374	$773,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$13,621	$9,357	$26,664	$17,318
Operating expense reimbursements and other revenue	924	696	2,424	1,241
Total revenues	14,545	10,053	29,088	18,559

Operating expenses:
Property operating	6,438	3,966	13,034	7,514
Operating fees incurred from related parties	1,513	1,098	3,051	2,151
Acquisition and transaction related	—	4,263	6	4,303
General and administrative	1,992	1,086	3,568	2,502
Depreciation and amortization	7,227	4,735	14,224	9,504
Total operating expenses	17,170	15,148	33,883	25,974
Operating loss	(2,625)	(5,095)	(4,795)	(7,415)
Other income (expense):
Interest expense	(2,834)	(1,424)	(5,499)	(2,640)
Income from investment securities and interest	73	118	122	249
Gain on sale of investment securities	24	—	24	—
Total other expense	(2,737)	(1,306)	(5,353)	(2,391)
Net loss	$(5,362)	$(6,401)	$(10,148)	$(9,806)

Other comprehensive income (loss):
Unrealized gain on investment securities	—	11	—	22
Reversal of accumulated unrealized gain on investment securities	(16)	—	(10)	—
Comprehensive loss	$(5,378)	$(6,390)	$(10,158)	$(9,784)

Basic and diluted weighted average shares outstanding	30,944,077	30,785,076	30,879,859	30,673,781
Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.33)	$(0.32)
Dividends declared per common share	$0.39	$0.38	$0.75	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	30,856,841	$309	$680,476	$10	$(140,604)	$540,191
Common stock issued through distribution reinvestment plan	450,136	4	9,561	—	—	9,565
Common stock repurchases	(277,202)	(3)	(5,586)	—	—	(5,589)
Share-based compensation	—	—	24	—	—	24
Distributions declared	—	—	—	—	(23,134)	(23,134)
Net loss	—	—	—	—	(10,148)	(10,148)
Reversal of unrealized gain upon realization of investment securities	—	—	—	(10)	—	(10)
Balance, June 30, 2017	31,029,775	$310	$684,475	$—	$(173,886)	$510,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,148)	$(9,806)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,224	9,504
Amortization of deferred financing costs	807	1,155
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,071)	(1,251)
Share-based compensation	24	20
Gain on sale of investment securities	(24)	—
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	1,327	(2,573)
Accounts payable, accrued expenses and other liabilities	867	(216)
Deferred revenue	1,173	1,221
Restricted cash	(3,665)	—
Net cash provided by (used in) operating activities	3,514	(1,946)
Cash flows from investing activities:
Investments in real estate	—	(79,162)
Purchase of investment securities, net	—	(4)
Proceeds from the sale of investment securities	491	—
Capital expenditures	(5,135)	(9,014)
Net cash used in investing activities	(4,644)	(88,180)
Cash flows from financing activities:
Proceeds from mortgage note payable	115,180	—
Payment of mortgage note payable	(96,000)	—
Payments of financing costs	(2,931)	(3,327)
Distributions paid	(13,665)	(12,177)
Repurchases of common stock	(5,587)	(1,677)
Restricted cash	—	(2,132)
Net cash used in financing activities	(3,003)	(19,313)
Net change in cash and cash equivalents	(4,133)	(109,439)
Cash and cash equivalents, beginning of period	47,671	182,700
Cash and cash equivalents, end of period	$43,538	$73,261

Supplemental Disclosures:
Cash paid for interest	$4,267	$1,484
Non-Cash Investing and Financing Activities
Receivable for offering cost reimbursement	$—	$775
Mortgage note payable used to acquire investments in real estate	—	99,000
Accrued stock repurchase requests	2	10,651
Distributions payable	3,857	3,829
Accrued offering costs	—	17
Accrued capital expenditures	71	17
Other liabilities assumed in real estate transactions	—	353
Common stock issued through distribution reinvestment plan	9,565	10,986
Mortgage notes payable proceeds classified as restricted cash	24,820	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P., (the "OP"), and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2017, the Company owned six properties consisting of 1,091,571 rentable square feet, acquired for an aggregate purchase price of $686.1 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of June 30, 2017, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to a distribution reinvestment plan (the "DRIP"), and had received total gross proceeds from the IPO of $768.8 million, inclusive of $55.5 million from the DRIP and net of repurchases.
On October 24, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of June 30, 2016, which was published on October 26, 2016 (the "NAV Pricing Date"). The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually. Until the NAV Pricing Date, the Company offered shares pursuant to the DRIP and has repurchased shares pursuant to the Share Repurchase Program ("SRP") at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, the Company began to offer shares pursuant to the DRIP and repurchase shares pursuant to its SRP at a price based on Estimated Per-Share NAV of $21.25 per share as of June 30, 2016.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2017. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2017, other than the updates described below:
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and currently expects to utilize the modified retrospective transition method upon adoption. The Company has progressed with its project plan for adopting this standard, including gathering and evaluating the inventory of its revenue streams. The Company expects that this revised guidance will have an impact on the timing of gains on certain sales of real estate. The Company is in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company has a ground lease, for which it will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The Company also expects this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. The Company progressed in its project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. The Company is continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this new guidance.
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
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance for the six months ended June 30, 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2017. On June 15, 2016, the Company, through a wholly-owned subsidiary of the OP, completed its acquisition of the leasehold interest in an institutional-quality office building located at 1140 Avenue of the Americas in Manhattan, New York ("1140 Avenue of the Americas"). 1140 Avenue of the Americas comprises 249,703 square feet and is subject to a ground lease held by 1140 Sixth Avenue LLC. The contract purchase price for 1140 Avenue of the Americas was $180.0 million, exclusive of closing costs.
The following table presents the allocation of the real estate assets acquired and liabilities assumed during the six months ended June 30, 2016.

Six Months Ended June 30,
2016
(Dollar amounts in thousands)	Total Assets Acquired
Real estate investments, at cost:
Land	$—
Building and improvements	148,647
Total tangible assets	148,647
Acquired intangibles:
In-place leases	27,433
Above-market lease assets	5,230
Other intangibles	—
Below-market lease liabilities	(5,277)
Below-market ground lease asset	2,482
Total intangible assets, net	29,868
Total assets acquired, net	178,515
Mortgage notes payable used to acquire real estate investments	(99,000)
Premiums on mortgages assumed	—
Other assets acquired	—
Other liabilities assumed	(353)
Cash paid for acquired real estate investment	$79,162
Number of properties purchased	1

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Future Minimum Cash Rent

The following table presents future minimum base cash rental payments due to the Company subsequent to June 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
2017	$22,199
2018	44,565
2019	42,992
2020	38,949
2021	34,959
Thereafter	119,522
$303,186
Significant Tenant
As of June 30, 2017 and 2016 there were no tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$63,500	$17,655	$45,845
Other intangibles	31,447	3,184	28,263
Below-market ground lease	2,482	51	2,431
Above-market leases	10,025	2,353	7,672
Acquired intangible assets	$107,454	$23,243	$84,211
Intangible liabilities:
Below-market lease liabilities	$34,156	$7,459	$26,697

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$65,544	$14,045	$51,499
Other intangibles	31,447	2,601	28,846
Below-market ground lease	2,482	27	2,455
Above-market leases	10,025	1,618	8,407
Acquired intangible assets	$109,498	$18,291	$91,207
Intangible liabilities:
Below-market lease liabilities	$34,471	$5,943	$28,528

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Amortization of in-place leases and other intangibles(1)	$3,156	$2,347	$6,236	$4,855
Amortization and (accretion) of above- and below-market leases, net(2)	$(544)	$(616)	$(1,095)	$(1,251)
Amortization of below-market ground lease(3)	$12	$—	$24	$—
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expense.

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2017:

(In thousands)	July 1, 2017- December 31, 2017	2018	2019	2020	2021
In-place leases	$5,161	$9,372	$8,588	$6,718	$5,332
Other intangibles	584	1,165	1,165	1,165	937
Total to be included in depreciation and amortization	$5,745	$10,537	$9,753	$7,883	$6,269

Above-market lease assets	$(733)	$(1,369)	$(1,305)	$(1,164)	$(1,064)
Below-market lease liabilities	1,752	3,435	3,092	2,679	2,371
Total to be included in rental income	$1,019	$2,066	$1,787	$1,515	$1,307
Note 4 — Investment Securities
As of June 30, 2017, the Company had no investment in equity securities. As of December 31, 2016, the Company had an investment in an equity security with a fair value of $0.5 million. This investment was considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment were recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security was considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense. In addition, the unrealized gain or loss recorded in accumulated other comprehensive income (loss) were reversed on the date of the sale. On June 15, 2017, the Company redeemed its investment in equity securities at approximately $491,000 with a cost basis of approximately $467,000 and realized approximately $24,000 gain as of June 30, 2017.
The following table details the unrealized gains and losses on the investment security by security type as of December 31, 2016:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Equity security	$467	$10	$—	$477

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2017 and December 31, 2016 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2017	December 31, 2016	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street(1)	1	$140,000	$96,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
Less: deferred financing costs, net		(5,796)	(3,672)
Mortgage note payable, net of deferred financing costs	2	$233,204	$191,328	4.61%
_____________________

(1)
The Company entered into a loan agreement with Barclays Bank PLC, in the amount of $140.0 million, on March 6, 2017. A portion of the proceeds from the loan was used to repay the outstanding principal balance of approximately $96.0 million on the existing mortgage loan secured by the property. At closing, the lender placed $24.8 million of the proceeds in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of June 30, 2017, the $24.8 million of the proceeds remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet.

Real estate assets of $445.0 million, at cost (net of below-market lease liabilities), at June 30, 2017 have been pledged as collateral to the Company's mortgage note payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2017:

(In thousands)	Future Minimum Principal Payments
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	239,000
Total	$239,000
The Company's mortgage notes payable require compliance with certain property-level debt covenants. As of June 30, 2017, the Company was in compliance with the debt covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
See Note 4 — Investment Securities. The Company redeemed its investment in an equity security on June 15, 2017. As of December 31, 2016, the Company had an investment in a real estate income fund that was traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified this investment as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which that instrument falls.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Investment Securities	$477	$—	$—	$477
There were no transfers between levels of the fair value hierarchy during 2016.
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

		June 30, 2017		December 31, 2016
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$145,139	*	*
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$98,398	$99,000	$98,000
* The fair value of the mortgage note payable is estimated to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with market and there has been no significant change in the credit risk. This mortgage note payable was repaid on March 6, 2017.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 7 — Common Stock
As of June 30, 2017, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from public offerings of $768.8 million, inclusive of $55.5 million from the DRIP and net of repurchases. As of December 31, 2016, the Company had 30.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $764.8 million, inclusive of $46.0 million from the DRIP and net of repurchases.
In May 2014, the board of directors of the Company authorized, and the Company began paying, a monthly distribution equivalent to $1.5125 per annum, per share of common stock. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
On October 24, 2016, the Company's board of directors approved an Estimated Per-Share NAV of $21.25 per share as of June 30, 2016.
On June 14, 2017, the Company announced that its board of directors had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
In cases of requests for death and disability, the repurchase price is equal to then-current Estimated Per-Share NAV at the time of repurchase. Prior to the establishment of Estimated Per-Share NAV, the repurchase price in these circumstances was equal to the price paid to acquire the shares.
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
Repurchases for any fiscal semester are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

same fiscal semester, as well as any reservation of funds the Company's board of directors, may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester.
When a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	645,335	$23.63
Six months ended June 30, 2017(1)	277,202	20.16
Cumulative repurchases as of June 30, 2017	922,537	$22.59
_____________________

(1)
Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15 and (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13.7 thousand at a weighted average price per share of $23.68. Excludes rejected repurchase requests received during 2016 with respect to 902,420 shares for $18.1 million at an average price per share of $20.03. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 79,379 shares repurchased for approximately $1.7 million at a weighted average price per share of $21.25. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 13 — Subsequent Events .

Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2017, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the Company's Executive Chairman, Chief Executive Officer, President and Secretary). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that the Advisor believes the suit is without merit and intends to defend against it vigorously.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2016, the Company had $0.5 million invested in a mutual fund managed by an affiliate of the Sponsor. There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company sold its investment in a mutual fund during the fourth quarter of 2016. The Company recognized income from investment securities managed by an affiliate of the Sponsor of approximately $4,000 during the three and six months ended June 30, 2016.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. These acquisition expenses may also include insourced expenses for services performed by the Advisor or its affiliates. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor during the three and six months ended June 30, 2017, and $3.6 million during the three and six months ended 2016.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2017, the Company's board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying an asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.4 million and $2.8 million in cash asset management fees during the three and six months ended June 30, 2017, respectively. The Company paid $1.0 million and $2.0 million in cash asset management fees during the three and six months ended June 30, 2016, respectively.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company incurred approximately $148,000 and $325,000 in property management fees during the three and six months ended June 30, 2017, respectively. The Company incurred $99,000 and $162,000 in property management fees during the three and six months ended June 30, 2016, respectively.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement shall be made for salaries, bonuses or benefits to be paid to the Company's executive officer. Total reimbursement of costs and expenses for the three and six months ended June 30, 2017 were $0.9 million and $1.5 million, respectively. Total reimbursement of costs and expenses for the three and six months ended June 30, 2016 were $0.4 million and $0.8 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The predecessor to the parent of the Sponsor was party to a services agreement with RCS Advisory Services, LLC ("RCS Advisory"), a subsidiary of RCAP, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by the Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three and six months ended June 30, 2017 and 2016, the fees for services from DST are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.
The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016		Payable (receivable) as of
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	Incurred	Waived	June 30, 2017	December 31, 2016
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$3,600	$—	$—	$—	$3,600	$—	$—	$(646)
Financing coordination fees	—	—	743	—	1,050	—	743	—	—	—
Ongoing fees:
Operating fees incurred from related parties	1,513	—	1,098	—	3,051	—	2,151	—	10	(24)
Professional fees and other reimbursements	950	—	382	—	1,656	—	826	—	115	167
Distributions on Class B units	60	—	60	—	119	—	120	—	—	—
Total related party operation fees and reimbursements	$2,523	$—	$5,883	$—	$5,876	$—	$7,440	$—	$125	$(503)

Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2017 and 2016.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2017 and 2016.
Upon a liquidation or sale of all or substantially all assets, including through a merger or sale of stock of the Company, the Special Limited Partner will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2017 and 2016.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2017 and 2016.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company's market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three and six months ended June 30, 2017 and 2016.
The Special Limited Partner and its affiliates can earn only one of the subordinated distribution from the OP described above.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares granted as awards under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash distributions on the same basis as distributions paid on shares of common stock prior to the time that the restrictions on the restricted shares have lapsed and thereafter. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the six months ended June 30, 2017:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	9,065	$22.50
Granted	—	—
Vested	(1,334)	22.50
Forfeited	—	—
Unvested, June 30, 2017	7,731	$22.50
As of June 30, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.4 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $12,000 and $24,000 for the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted share awards was approximately $7,000 and $20,000 for the three and six months ended June 30, 2016, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2017 or 2016.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss (in thousands)	$(5,362)	$(6,401)	$(10,148)	$(9,806)
Basic and diluted weighted average shares outstanding	30,944,077	30,785,076	30,879,859	30,673,781
Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.33)	$(0.32)
The Company had the following potentially dilutive securities as of June 30, 2017 and 2016, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Six Months Ended June 30,
	2017	2016
Unvested restricted shares	7,731	6,132
OP units	90	90
Class B units	159,159	159,159
Total potentially dilutive securities	166,980	165,381
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.
Approval of Share Repurchases
In July 2017, following the effectiveness of the amendment and restatement of the SRP, the board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 79,379 shares repurchased for approximately $1.7 million at a weighted average price per share of $21.25. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Restricted Share Plan
On August 8, 2017, following approval by our board of directors, we amended (the “ RSP Amendment”) our employee and director incentive restricted share plan (the "RSP"). Prior to the RSP Amendment, the RSP provided for the automatic grant of 1,333 restricted shares to each of our independent directors, without any further approval by the board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting. Following the RSP Amendment, the number of restricted shares to be issued automatically in those circumstances is equal to $30,000 divided by the then-current Estimated Per-Share NAV. These restricted shares vest annually over a five-year period in increments of 20.0% per annum beginning with the one-year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
We do not expect to generate sufficient cash flow from operations in 2017 to fund distributions at our current level. There can be no assurance that additional liquidity will be available to us on favorable terms, or at all, in sufficient amounts to maintain distributions at our current levels. There can be no assurance we will be able to continue paying cash distributions at our current level or at all;

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the “SRP”) and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of June 30, 2017, we owned only six properties and therefore have limited diversification.

Overview
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of June 30, 2017, we owned six properties consisting of 1,091,571 rentable square feet acquired for an aggregate purchase price of $686.1 million.
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
On April 24, 2014, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. We closed our IPO on May 31, 2015. As of June 30, 2017, we had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $768.8 million, inclusive of $55.5 million from the DRIP and net of repurchases.
On October 24, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV) of $21.25 per share based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 30,419,798 shares of common stock outstanding on a fully diluted basis as of June 30, 2016, which was published on October 26, 2016 (the "NAV Pricing Date"). We intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually. We offer shares pursuant to the DRIP and repurchase shares pursuant to our SRP at a price based on Estimated Per-Share NAV.
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
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this guidance effective January 1, 2018 and currently expect to utilize the modified retrospective transition method upon adoption. We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams. We expect that this revised guidance will have an impact on the timing of gains on certain sales of real estate. We are in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on our consolidated financial statements and internal accounting processes.

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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. We have a ground lease, which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. We also expect this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. We have progressed in our project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. We are continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. We are currently evaluating the impact of this new guidance.

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
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We adopted this guidance for the six months ended June 30, 2017 and have had no acquisition to apply the new standard.
Properties -
The following table presents certain information about the investment properties we owned as of June 30, 2017:

Portfolio	Acquisition Date	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	12,327	100.0%	3.3
400 E. 67th Street - Laurel Condominium	Sept. 2014	58,750	100.0%	6.8
200 Riverside Boulevard - ICON Garage	Sept. 2014	61,475	100.0%	20.3
9 Times Square	Nov. 2014	166,640	58.3%	4.1
123 William Street	Mar. 2015	542,676	92.1%	7.4
1140 Avenue of the Americas	Jun. 2016	249,703	81.4%	4.8
		1,091,571	85.5%	6.2
_______________________________
(1) Remaining lease term in years as of June 30, 2017, calculated on a weighted-average basis, as applicable.
Results of Operations
As of June 30, 2017 and June 30, 2016, we owned six properties, comprising five properties purchased prior to January 1, 2016 (our "Initial Five Properties"), and one property we acquired in June 2016 located at 1140 Avenue of the Americas in Manhattan, New York (our "1140 Property"). Due to our 1140 Property, our results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, reflect significant increases in most categories.
As of June 30, 2017, our overall portfolio occupancy was 85.5% leased notwithstanding the fact that our property located at 9 Times Square was 58.3% and 56.0% leased as of June 30, 2017 and December 31, 2016, respectively. Two leases expired during the second quarter, totaling approximately 31,000 square feet, one of which executed a lease for a different space in the building. The following table is a summary of our quarterly leasing activity for the six months ended June 30, 2017:

	Q2 2017	Q1 2017
Leasing activity:
Lease executed	3	2
Total square feet leased	23,579	21,701
Annualized straight-line rent(1)	$49.65	$44.78
Weighted average lease term (years)	9.2	5.8

Replacement leases:(2)
Replacement leases executed	2	2
Square feet	19,639	21,701

Tenant improvements on replacement leases per square foot(3)	$60.00	$14.04
Leasing commissions on replacement leases per square foot(4)	$28.49	$14.42
__________________________________

(1) Represents the GAAP basis weighted average rent per square feet that is recognized over the term on the respective leases, includes free rent and periodic rent increases, excludes recoveries.
(2) Replacement leases are for spaces that were leased during the period and also have been leased at some time during the prior twelve months.
(3) Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease was signed, which may be different than the period in which these amounts were actually paid.
Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. This effort has taken longer than anticipated, however, as of June 30, 2017, we have substantially completed our repositioning and redevelopment plan and are working to lease the remaining vacant space at the property. Although this effort has taken longer than originally anticipated and the overall New York City leasing market has not been as strong as expected through June 30, 2017, during the second quarter of 2017, and continuing into the third quarter of 2017, we have seen strong interest in the leasing of the vacant space at the property. We are also working with several prospective tenants interested in office space and existing tenants interested in expanding the office space they currently occupy, and we are expecting these positive leasing trends to continue. In addition to the positive leasing trends with respect to the office space, we have seen an increase in interest in leasing the retail space at the property since engaging new leasing brokers as of March 30, 2017 to re-engage and refresh the marketing for this space. Although we continue to experience vacancies at the property, given the trends that we are seeing at the property, we expect revenue generated by the property to increase during the remainder of 2017.
Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016
Rental Income
Rental income increased $4.3 million to $13.6 million for the three months ended June 30, 2017, from $9.4 million for the three months ended June 30, 2016, primarily due to the acquisition of our 1140 Property. which contributed $4.3 million to the increase.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.2 million to $0.9 million for the three months ended June 30, 2017, compared to $0.7 million for the three months ended June 30, 2016, primarily due to our 1140 Property, which contributed to $0.3 million to the increase. The increase was offset by $0.1 million due to prior year operating expense reimbursement adjustments from our Initial Five Properties.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants. Operating expense reimbursements primarily relate to costs associated with maintaining our properties including utilities, repairs and maintenance and real estate taxes incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses increased $2.4 million to $6.4 million for the three months ended June 30, 2017 from $4.0 million for the three months ended June 30, 2016, primarily due to our 1140 Property, which contributed $2.3 million to the increase. Our Initial Five Properties provided $0.1 million of the increase. The increase in property operating expenses primarily related to lease commencements and the increased costs of maintaining our six properties including the cost of real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.
Operating Fees incurred from Related Parties
We incurred $1.5 million and $1.1 million in fees for asset and property management services from our Advisor and Property Manager for the three months ended June 30, 2017 and 2016, respectively. Cash asset management fees increased in direct correlation with the increase to cost of assets, as a result of the acquisition of our 1140 Property. We paid $1.4 million and $1.0 million in cash for asset management fees for the three months ended June 30, 2017 and 2016, respectively. Property management fees increased in direct correlation with gross revenue and amounted to approximately $148,000 and $99,000 for the three months ended June 30, 2017 and 2016, respectively. Please see Note 9 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the three months ended June 30, 2017. For the three months ended June 30, 2016, we incurred approximately $4.3 million of acquisition and transaction related expenses in connection with acquiring our 1140 Property.

General and Administrative Expenses
General and administrative expenses increased $0.9 million to $2.0 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016, primarily related to an increase in general and administrative expense reimbursements incurred from our Advisor, as well as an increase in audit, legal and proxy fees. General and administrative expense reimbursements incurred from our Advisor increased $0.5 million to $0.9 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016. Audit, legal and proxy fees contributed $0.4 million to the increase.
Depreciation and Amortization
Depreciation and amortization expenses increased $2.5 million to $7.2 million for the three months ended June 30, 2017, compared to $4.7 million for the three months ended June 30, 2016, primarily due to our 1140 Property, which contributed $2.4 million of the increase. Our Initial Five Properties contributed $0.1 million to the increase.
Interest Expense
Interest expense increased $1.4 million to $2.8 million for the three months ended June 30, 2017, from $1.4 million for the three months ended June 30, 2016, primarily due to the closing of the loan on our 1140 Property on June 15, 2016. As of June 30, 2017, we had two loans outstanding with a combined balance of $239.0 million and a weighted average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest decreased approximately $45,000 to approximately $73,000 for the three months ended June 30, 2017, compared to approximately $118,000 three months ended June 30, 2016. The income primarily related to interest earned on our cash balance for the three months ended June 30, 2017 and 2016, and, with respect to the three months ended June 30, 2016 only, dividends earned on our investment in equity securities. This investment was purchased by us in August 2014 and sold during the fourth quarter of 2016.
Gain on Sale of Investment Securities
Gain on sale of investment securities increased approximately $24,000 for the three months ended June 30, 2017, which resulted from the sale of investment in equity securities with a cost basis of approximately $467,000 for approximately $491,000. No investment in equity securities was sold during the three months ended June 30, 2016.
Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
Rental Income
Rental income increased $9.3 million to $26.7 million for the six months ended June 30, 2017, from $17.3 million for the six months ended June 30, 2016, primarily due to our 1140 Property, which contributed $8.9 million to the increase and our Initial Five Properties provided $0.4 million of the increase in rental income.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.2 million to $2.4 million for the six months ended June 30, 2017, compared to $1.2 million for the six months ended June 30, 2016, due to our 1140 Property and Initial Five Properties, which contributed $0.7 million and $0.5 million, respectively.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants. Operating expense reimbursements primarily relate to costs associated with maintaining our properties including utilities, repairs and maintenance and real estate taxes incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses increased $5.5 million to $13.0 million for the six months ended June 30, 2017 from $7.5 million for the six months ended June 30, 2016 primarily due to our 1140 Property, which contributed $5.0 million to the increase. Our Initial Five Properties provided $0.5 million of the increase. The increase in property operating expenses primarily related to lease commencements and the increased costs of maintaining our six properties including the costs of real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance.

Operating Fees incurred from Related Parties
We incurred $3.1 million and $2.2 million in fees for asset and property management services from our Advisor and Property Manager for the six months ended June 30, 2017 and 2016, respectively. Cash asset management fees increased in direct correlation with the increase in cost of assets, as a result of the acquisition of our 1140 Property. We paid $2.8 million and $2.0 million in cash for asset management fees for the six months ended June 30, 2017 and 2016, respectively. Property management fees increased in direct correlation with gross revenue and amounted to $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Please see Note 9 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Acquisition and Transaction Related Expenses
We incurred approximately $6,000 of acquisition and transaction related expenses for the six months ended June 30, 2017. For the six months ended June 30, 2016, we incurred approximately $4.3 million of acquisition and transaction related expenses in connection with acquiring our 1140 Property.
General and Administrative Expenses
General and administrative expenses increased $1.1 million to $3.6 million for the six months ended June 30, 2017 compared to $2.5 million for the six months ended June 30, 2016, primarily related to an increase in general and administrative expense reimbursements incurred from our Advisor, as well as an increase in legal and proxy services. General and administrative expense reimbursements incurred from our Advisor increased $0.7 million to $1.5 million for the six months ended June 30, 2017 compared to $0.8 million for the six months ended June 30, 2016. Legal and proxy fees contributed $0.3 million to the increase.
Depreciation and Amortization
Depreciation and amortization expenses increased $4.7 million to $14.2 million for the six months ended June 30, 2017, compared to $9.5 million for the six months ended June 30, 2016, primarily due to our 1140 Property.
Interest Expense
Interest expense increased $2.9 million to $5.5 million for the six months ended June 30, 2017, from $2.6 million for the six months ended June 30, 2016, primarily due to the closing of the loan on our 1140 Property on June 15, 2016. As of June 30, 2017, we had two loans outstanding with a combined balance of $239.0 million and a weighted average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest decreased approximately $0.1 million to approximately $0.1 million for the six months ended June 30, 2017, compared to approximately $0.2 million six months ended June 30, 2016. The decrease in income primarily related to interest earned on our cash balance for the six months ended June 30, 2017 and 2016, and, with respect to the three months ended June 30, 2016 only, dividends earned on our investment in equity securities. This investment was purchased by us in August 2014 and sold during the fourth quarter of 2016.
Gain on Sale of Investment Securities
Gain on sale of investment securities increased approximately $24,000 for the six months ended June 30, 2017, which resulted from the sale of investment in equity securities with a cost basis of approximately $467,000 for approximately $491,000. No investment in equity securities was sold during the six months ended June 30, 2016.
Cash Flows for the Six Months Ended June 30, 2017
During the six months ended June 30, 2017, net cash provided by operating activities was approximately $3.5 million, compared to net cash used of $1.9 million during six months ended June 30, 2016. The increase is primarily due to the acquisition of our 1140 Property, acquired in June 2016.
The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Despite the net loss of $10.1 million, net cash provided by operating activities included adjustments for depreciation and amortization for tangible and intangible assets and other non-cash expenses of $14.0 million, which resulted in cash inflows of $3.8 million. Net cash provided by operating activities included net cash inflows of $1.2 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities, prepaid expenses and other assets of $1.3 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, as well as a $0.9 million increase related to accounts payable and accrued expenses associated with operating activities.
Net operating cash outflows primarily related to restricted cash of $3.7 million reserved for ground rent and real estate taxes required by the mortgage lender for the property at 1140 Avenue of the Americas.

Net cash used in investing activities of $4.6 million during the six months ended June 30, 2017 related to payments of capital expenditures of $5.1 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas, offset by the proceeds received from the sale of investment securities of $0.5 million.
Net cash used in financing activities of $3.0 million during the six months ended June 30, 2017 related to the proceeds from mortgage note payable of $115.2 million, which include $140.0 million of mortgage note payable, net $24.8 million of restricted cash required by the mortgage lender for leasing, tenant improvement and leasing commission reserves, partially offset by payment of mortgage note payable of $96.0 million, distributions to stockholders of $13.7 million, payments of $2.9 million relating to financing costs and repurchases of common stock of $5.6 million.
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash used in operating activities was $1.9 million. Net cash used in operating activities contained acquisition and transaction related expenses of approximately $4.3 million for the six months ended June 30, 2016.
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
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents of $43.5 million as compared to $49.6 million as of March 31, 2017. Cash and cash equivalents as of June 30, 2017, includes $1.6 million of remaining cash proceeds received from common stock issued under the DRIP. Our principal demands for cash are to fund acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, distributions to our stockholders and repurchases under our SRP.
We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, the remaining proceeds from the sale of common stock in our IPO, proceeds from secured mortgage financings and proceeds from reinvestments under the DRIP.
Management expects that, as our portfolio of investments stabilizes, specifically 9 Times Square, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. There can be no assurance, however, that this stabilization will occur on a timely basis, or at all.
Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and cash flows from operations to the extent we have cash flow in excess of the amount needed to fund distributions to our stockholders.

As with prior periods, for the three and six months ended June 30, 2017, our cash flows from operations was less than the amount we distributed to our stockholders. We do not expect to generate sufficient cash flow from operations in 2017 to fund distributions at our current level. To pay distributions in future periods, as we have in prior periods, we expect to use cash on hand, which represents a portion of the remaining $2.4 million in proceeds we received from the IPO, proceeds from the sale of our shares through DRIP and proceeds from secured mortgages financings. If these sources are insufficient to fund distributions, we may seek to obtain additional liquidity from other sources, such as borrowings other than secured mortgage financings, to fund distributions. Management expects that, as our portfolio of investments stabilizes, specifically 9 Times Square, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. There can be no assurance, however, that this stabilization will occur on a timely basis, or at all. A decrease in the level of stockholder participation in our DRIP or continued cash flow less than the amount distributed or need to use cash flow that we may generate in the future for other purposes could have an adverse impact on our ability to meet these expectations. To the extent we are required to borrow additional amounts to pay distributions, we may not be able to do so on favorable terms or at all. There can be no assurance we will be able to continue paying cash distributions at our current level or at all.
We have used mortgage financing to acquire two of our properties and expect to continue to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, we intend to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets, which would be an aggregate borrowing of approximately $314.0 million to $392.5 million, respectively. As of June 30, 2017, our aggregate borrowings were $239.0 million. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Share Repurchase Program
Our board of directors has adopted the SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. Due to these conditions and limitations, there can be no assurance that all, or any, shares submitted validly for repurchase will be repurchased under the SRP.
On June 14, 2017, we announced that our board of directors had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
Under the SRP in effect prior to this amendment and restatement, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose. Since we established an Estimated Per-Share NAV during the second fiscal semester of 2016, any repurchase requests received during the second fiscal semester of 2016 were paid at the Estimated Per-Share NAV. The SRP amendment became effective on February 28, 2016.
If a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	645,335	$23.63
Six months ended June 30, 2017(1)	277,202	20.16
Cumulative repurchases as of June 30, 2017	922,537	$22.59
_____________________

(1)
Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15 and (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13.7 thousand at a weighted average price per share of $23.68. Excludes rejected repurchase requests received during 2016 with respect to 902,420 shares for $18.1 million at an average price per share of $20.03. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 79,379 shares repurchased for approximately $1.7 million at a weighted average price per share of $21.25. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 13 — Subsequent Events .

Capital Expenditures
We may fund additional capital expenditures if we believe doing so will enhance the value of our investments. Additionally, many of our lease agreements with tenants require us to fund tenant improvement allowances.
As previously noted, subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. As a result of these initiatives, we funded approximately $7.1 million of capital expenditures in 2016 related to building improvements, tenant improvements and leasing commissions. While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in lease-up of this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate. We expect capital expenditures in 2017 to be less than 2016 and consist primarily of tenant requested improvements incurred in connection with our leasing efforts. The remainder of $9.7 million in capital expenditures for the year ended December 31, 2016 related to building and tenant improvements at 123 William Street and 1140 Avenue of the Americas. For the six months ended June 30, 2017, we have funded $5.1 million of capital expenditures.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including funds from operations ("FFO"), modified funds from operations ("MFFO") and cash net operating income ("Cash NOI"). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(10,148)
Depreciation and amortization	6,997	7,227	14,224
FFO	2,211	1,865	4,076
Acquisition and transaction related	6	—	6
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(1,071)
Straight-line rent	(618)	(603)	(1,221)
Straight-line ground rent	27	27	54
Non-recurring loss on extinguishment of debt	131	—	131
Gain on sale of investment securities	$—	$(24)	$(24)
MFFO	$1,218	$733	$1,951
Cash Net Operating Income
Cash NOI is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less income from investment securities and interest, plus general and administrative expenses, acquisition and transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. In calculating Cash NOI, we also eliminate the effects of straight-lining of rent and the amortization of above and below market leases. Cash NOI should not be considered an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity.
We use Cash NOI internally as a performance measure and believe Cash NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe Cash NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe Cash NOI is useful to investors as performance measures because, when compared across periods, Cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Cash NOI presented by us may not be comparable to Cash NOI reported by other REITs that define Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements.

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(10,148)
Income from Investment Securities and Interest	(49)	(73)	(122)
General and administrative	1,576	1,992	3,568
Operating fees incurred from related parties	1,538	1,513	3,051
Acquisition and transaction related	6	—	6
Depreciation and amortization	6,997	7,227	14,224
Interest Expense	2,665	2,834	5,499
Gain on sale of investment securities	—	(24)	(24)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(1,071)
Straight-line rent	(618)	(603)	(1,221)
Straight-line ground rent	27	27	54
Cash NOI	$6,817	$6,999	$13,816
Distributions
In May 2014, our board of directors authorized, and we began paying monthly distributions to stockholders of record at a rate equal to $1.5125 per annum, per share of common stock. We continue to pay monthly distributions at this rate, but we do not expect to generate sufficient cash flow from operations in 2017 to fund distributions at our current level. There can be no assurance that additional liquidity will be available to us, on favorable terms, or at all, in sufficient amounts to maintain distributions at our current levels. Our board of directors may reduce the amount of distributions paid or suspend distribution payments and therefore the amount and timing of future distribution payments, if any, are not assured.
Both the amount and timing of future distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds.
As with prior periods, for the quarter and six months ended June 30, 2017, our cash flows from operations was less than the amount distributed, and we do not expect to generate sufficient cash flow from operations in 2017 to fund distributions at our current level. No assurance as to cash flows from operations can be made with respect to future years. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties, our operating expense levels, the amount of our cash and many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Management expects that, as our portfolio of investments stabilizes, specifically 9 Times Square, cash flow from our properties will be sufficient to fund operating expenses and a larger portion of the payment of our monthly distributions. There can be no assurance, however, that this stabilization will occur on a timely basis, or at all. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
During the six months ended June 30, 2017, distributions paid to common stockholders totaled $23.2 million. Of that amount, $9.6 million was reinvested in shares of our common stock pursuant to the DRIP. During the quarter ended June 30, 2017, we funded distributions from cash provided by operations, cash proceeds received from common stock issued under the DRIP and cash on hand which represented a portion of the remaining proceeds from the IPO and proceeds from secured financings.
To pay distributions in future periods, we expect to use cash on hand, which represents a portion of the remaining $2.4 million in proceeds we received from the IPO, proceeds from the sale of our shares through DRIP and proceeds from secured mortgages financings. A decrease in the level of stockholder participation in our DRIP or continued cash flow less than the amount distributed or need to use cash flow that we may generate in the future for other purposes could have an adverse impact on our ability to meet these expectations. To the extent we are required to borrow additional amounts to pay distributions, we may not be able to do so on favorable terms or at all. If these sources are insufficient, we may use other sources, such as from borrowings other than secured mortgage financings, to fund distributions. There can be no assurance we will be able to continue paying cash distributions at our current level or at all.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended				Six Months Ended
	March 31, 2017		June 30, 2017		June 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Cash distributions paid to stockholders not reinvested in common stock	$6,661		$7,004		$13,665
Cash distributions reinvested in common stock issued under the DRIP	4,794		4,771		9,565
Total distributions paid	$11,455		$11,775		$23,230
Source of distribution coverage:
Cash flows provided by operations	*	—%	$3,612	30.7%	$3,612	15.5%
Cash proceeds received from common stock issued under the DRIP	—	—%	4,020	34.1%	4,020	17.3%
Available cash on hand(2)	11,455	100.0%	4,143	35.2%	15,598	67.1%
Total sources of distributions	$11,455	100.0%	$11,775	100.0%	$23,230	99.9%
Cash flows (used in) provided by operations (GAAP basis)	$(98)		$3,612		$3,514
Net loss (in accordance with GAAP)	$(4,786)		$(5,362)		$(10,148)
__________________________________
(1) Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Includes remaining proceeds from the IPO and proceeds from secured mortgages financing. As of June 30, 2017, remaining proceeds from the IPO was $2.4 million. See Note 5 — Mortgage Notes Payable for information on our secured mortgage loans outstanding.
* No cash flows from operations were used to cover distributions during the three months ended March 31, 2017. Net cash used in operating activities was approximately $98,000 for this period.

Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of June 30, 2017:

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Mortgage note payable:
Principal payments	$239,000	$—	$—	$—	$239,000
Interest payments	102,080	5,388	21,496	21,525	53,671
Total debt obligations	$341,080	$5,388	$21,496	$21,525	$292,671
Ground Lease Obligations
The following is a summary of our contractual ground lease obligations as of June 30, 2017:

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Ground lease payments	$242,841	$2,373	$9,492	$9,492	$221,484

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2017, our debt consisted of fixed-rate secured mortgage notes payable with an aggregate carrying value of $239.0 million and a fair value of $243.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $17.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $19.4 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act (File No. 333-194135). The Registration Statement also included 10.5 million shares of common stock issuable pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 29, 2014, we received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. On May 31, 2015, we closed our IPO after having sold substantially all of the shares registered in our IPO, and continued to accept subscriptions in process as of that date. As of June 30, 2017, we had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and DRIP of $768.8 million, inclusive of $55.5 million from the DRIP.
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
As of June 30, 2017, we have incurred $84.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $680.0 million at June 30, 2017.

As of June 30, 2017, cumulative offering costs included $69.4 million of selling commissions and dealer manager fees and $11.9 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, aggregate selling commissions, dealer manager fees and other offering costs did not exceed 12.0% of the gross proceeds received in the IPO.
As of June 30, 2017, we have used $710.8 million of the $713.2 million in aggregate net proceeds from our IPO, excluding the DRIP, as follows: (i) $492.5 million to pay all or a portion of the purchase price of six properties; (ii) $69.4 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (iii) $11.9 million to reimburse our Advisor for Offering expenses; (iv) $17.6 million to pay acquisition fees, acquisition cost reimbursements, financing coordination fees and other fees and reimbursements to our Advisor and its affiliates; (v) $62.3 million to pay distributions to our stockholders; (vi) $36.3 million to fund capital expenditures; and (vii) $20.8 million to repurchase shares of our common stock pursuant to the SRP.
Issuer Purchases of Equity Securities
As permitted under the SRP, as amended and restated on June 14, 2017 and effective as of July 14, 2017, our board of directors authorized, with respect to redemption requests received during the quarter ended June 30, 2017, the repurchase of all shares validly submitted for repurchase following the death or qualifying disability of a shareholder. When a shareholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	645,335	$23.63
Six months ended June 30, 2017(1)	277,202	20.16
Cumulative repurchases as of June 30, 2017	922,537	$22.59
_____________________

(1)
Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15 and (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13.7 thousand at a weighted average price per share of $23.68. Excludes rejected repurchase requests received during 2016 with respect to 902,420 shares for $18.1 million at an average price per share of $20.03. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 79,379 shares repurchased for approximately $1.7 million at a weighted average price per share of $21.25. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 13 — Subsequent Events .

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 8, 2017, following approval by our board of directors, we amended (the “ RSP Amendment”) our employee and director incentive restricted share plan (the "RSP"). Prior to the RSP Amendment, the RSP provided for the automatic grant of 1,333 restricted shares of our common stock (“restricted shares”) to each of our independent directors, without any further approval by the board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting. Following the RSP Amendment, the number of restricted shares to be issued automatically in those circumstances is equal $30,000 divided by the then-current Estimated Per-Share NAV. These restricted shares vest annually over a five-year period in increments of 20.0% per annum beginning with the one-year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively.

The description of the RSP Amendment above is a summary and is qualified in its entirety by the terms of the RSP Amendment. A copy of the RSP Amendment is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.4 *	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty New York City REIT, Inc.
99.1 (1)	Second Amended and Restated Share Repurchase Program.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith
(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017.