Form 10-K
period 2017-12-31
American Realty Capital New York City REIT, Inc.
filed 2018-03-19
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of February 28, 2018, the registrant had 31,416,972 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2017

i

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2017

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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;

•	Effective March 1, 2018, we ceased paying distributions. There can be no assurance we will be able to resume paying distributions at our previous level or at all;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area ("MSA"), especially New York City;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;

•	We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes ("REIT");

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the "SRP") and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions with cash flows from operations;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of December 31, 2017, we owned only six properties and therefore have limited diversification.
All forward-looking statements should be read with the risks noted in Part I, Item 1A of this Annual Report on Form 10-K.

ii

PART I
Item 1. Business
Organization
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of December 31, 2017, we owned six properties consisting of 1,085,084 rentable square feet acquired for an aggregate purchase price of $686.1 million.
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through New York City Operating Partnership, L.P., a Delaware limited partnership (the "OP").
On April 24, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. We closed our IPO on May 31, 2015. As of December 31, 2017, we had 31.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan ("DRIP"), and had received total gross proceeds from the IPO of $776.0 million, inclusive of $64.5 million from the DRIP and net of repurchases.
We first established an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) in 2016. On October 24, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV) of $21.25 as of June 30, 2016 (the "2016 Estimated Per-Share NAV"), which was published on October 26, 2016 ("NAV Pricing Date"). Prior to the NAV Pricing Date, we had offered shares pursuant to the DRIP and had repurchased shares pursuant to the Share Repurchase Program (“SRP”) at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, we began to offer shares pursuant to the DRIP and repurchase shares pursuant to its SRP at a price based on Estimated Per-Share NAV. On October 25, 2017, our board of directors approved an Estimated Per-Share NAV of $20.26 as of June 30, 2017 (the "2017 Estimated Per-Share NAV"), based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 31,029,865 shares of common stock outstanding on a fully diluted basis as of June 30, 2017, which was published on October 26, 2017. We intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually. We offer shares pursuant to the DRIP and repurchase shares pursuant to our SRP at a price based on Estimated Per-Share NAV.
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

Investment Objectives:
We are focused on helping our stockholders take advantage of the New York City real estate market. Our investment goals are as follows:

•	New York City Focus - Acquire high-quality commercial real estate located in the five boroughs of New York City, and in particular, Manhattan;

•	Cash Flow Generating Properties - Invest primarily in properties with 80% or greater occupancy at the time of purchase;

•	Potential for Appreciation - Purchase properties valued using current market rents with potential for appreciation and endeavor to acquire properties below replacement cost;

•	Low Leverage - Limit our borrowings to 40% - 50% of the aggregate fair market value of our assets;

•	Diversified Tenant Mix - Lease to a diversified group of tenants with a bias toward lease terms of five years or greater;

•
Pay Monthly Distributions - Pay monthly distributions. On February 27, 2018, we suspended distributions we pay to holders of our common stock, however our board of directors expects to assess our distribution policy no sooner than February 2019; and

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
The following table lists the tenant whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2015. As of December 31, 2017 and 2016 there were no tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

		December 31,
Property Portfolio	Tenant	2015
123 William Street	Planned Parenthood Federation of America, Inc.	10.7%
Real Estate-Related Loans and Debt Securities
Although not our primary focus, we may, from time to time, make investments in real estate-related loans and debt securities. These types of assets do not exceed 10.0% of our assets, or represent a substantial portion of our assets at any one time. The other real estate-related debt investments in which we may invest include: mortgages; mezzanine; bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; and credit default swaps. Our criteria for investing in loans are substantially the same as those involved in our investment in properties; however, we will also evaluate such investments based on the current income opportunities presented.
Investing in Equity Securities
We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to represent a substantial portion of our assets at any one time. In addition, we do not expect our non-controlling equity investments in other public companies combined with our investments in real estate properties outside of our target investments and other real estate-related investments to exceed 10.0% of our portfolio.
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
In addition, it is currently our intention to limit our aggregate borrowings to 40% – 50% of the aggregate fair market value of our assets. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from AR Global, our Advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. We are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our qualification as a REIT.

Competition
The New York City real estate market is highly competitive. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. In addition, the number of competing properties in the New York metropolitan statistical area ("MSA") could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties and to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, lenders, governmental bodies and other entities. We also may compete with other entities advised or sponsored by affiliates of AR Global for properties or tenants. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2017 and do not expect that we will be required to make any such material capital expenditures during 2018.
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
All of the real estate assets we own are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market.
We face significant competition for tenants.
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including other REITs, private equity funds, sovereigns, specialty finance companies, family offices, banks, mortgage bankers, insurance companies, mutual funds, institutional investors and lenders. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources.
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
Our common stock is not traded on a national securities exchange, and we only repurchase shares under our SRP in the event of death or disability of a stockholder. Our stockholders may have to hold their shares for an indefinite period of time, and stockholders who sell their shares to us under our SRP may receive less than the price they paid for the shares.
There is not active trading market for our shares. Our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to our SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the DRIP and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year, subject to the authority of our board of directors to identify another source of funds for repurchases under the SRP. Further, we are no longer receiving proceeds from the DRIP due to our suspension of the distributions, effective as of March 1, 2018. Our board of directors may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice. Therefore, requests for repurchase under the SRP may not be accepted. Repurchases under the SRP will be based on Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
We no longer pay distributions and there can be no assurance we will be able to resume paying distributions at our previous level or at all.
Effective as of March 1, 2018, we suspended the payment of distributions to our stockholders. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
In the past, we have not generated operating cash flows sufficient to pay distributions to our stockholders at the then applicable rate, and our ability to pay distributions in the future will depend on the amount of cash we are able generate from our operations. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders.

We have, since our inception, funded distributions from, among other sources, the remaining proceeds from the IPO and borrowings. We used the last remaining proceeds from our IPO during the three months ended September 30, 2017, so this source is no longer available to us. Funding distributions from borrowings could restrict the amount we can borrow for investments. Funding distributions from the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event.
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
We compete with many other entities engaged in real estate investment activities particularly for properties located in New York City. The competition may significantly increase the price we pay and reduce the returns that we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. In addition:

•
Our board of directors suspended our distributions to stockholders effective March 1, 2108 in part to help generate liquidity needed to pursue acquisitions, but there can be no assurance we will be able to generate sufficient cash from operations, or obtain the necessary debt or equity financing on favorable terms, or at all, in order to consummate an acquisition;

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	agreements for the acquisition of properties are typically subject to customary conditions to closing, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
If we are unable to find suitable investments on a timely basis, we may not be able to achieve our investment objectives.
As of December 31, 2017, we had invested all of the net proceeds from our IPO, so this source of capital is no longer available to us to pursue acquisitions and achieve our investment objectives. Our board of directors suspended our distributions to stockholders effective March 1, 2108 in part to help generate liquidity needed to pursue acquisitions, but there can be no assurance we will be able to generate sufficient cash from operations, or obtain the necessary debt or equity financing on favorable terms, or at all, in order to consummate an acquisition. Moreover, we rely upon our Advisor and the real estate professionals affiliated with our Advisor to identify suitable investments. To the extent that our Advisor and the real estate professionals employed by our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders in the future and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could negatively impact our cash flow from operations.
Moreover, to the extent that we determine to make additional investments, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable to meet our investment objectives.

Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives, we have acquired and may continue to acquire assets that have less than 80% occupancy, but which we believe we can reposition, redevelop or remarket to create value enhancement and capital appreciation opportunistically. For example, we acquired 9 Times Square in November 2014 at 50.3% occupancy and as of December 31, 2017, occupancy was at 63.9%. Subsequent to acquisition, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in lease-up of this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate.
As a result of our investment in these types of assets, we will face increased risks relating to changes in the New York City economy and increased competition for tenants at similar properties in this market, as well as increased risks that the economic trends and demand for office and retail space and other real estate in this market or sub-market will not persist and the value of our properties will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties. In addition, leasing our vacant space will likely result in our incurring expenses for tenant improvements and leasing commissions, which would adversely impact the amount of cash we have available for other purposes, such as acquisitions.
We have no investment criteria limiting the size of each investment we make. Any individual real estate investment could represent a material percentage of our assets.
As of December 31, 2017, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 72% of the total square footage in our portfolio and 77% of revenue. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the estimated value of our shares.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2017, the following tenants represented 5% or more of our total annualized rental income, based on leases signed, on a straight-line basis:

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
Our success depends, to a significant degree, upon the contributions of our executive officers and other key personnel of our Advisor and our Property Manager. Competition for skilled personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining skilled personnel capable of meeting the needs of our business or that the changes in the Advisor’s personnel will not have an adverse effect on us. We cannot guarantee that all, or any particular one, of these key personnel, will continue to provide services to us or our Advisor. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel.

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
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corporation (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Edward M. Weil, Jr., our chairman and chief executive officer,). The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant's motion. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
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
The purchase price per share for shares issued under the DRIP and the repurchase price of our shares under our SRP is based on our Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
On October 26, 2017, we published an Estimated Per-Share NAV equal to $20.26 calculated as of June 30, 2017. In order to establish an Estimated Per-Share NAV, our Advisor engaged an independent third-party advisory firm to perform appraisals of our real estate assets in accordance with the valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimated the market value of our principal real estate and real estate-related assets, and our Advisor determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviewed the valuation provided by the independent valuer for the reasonableness of the independent valuer’s conclusions. Our board of directors then reviewed the appraisals and valuations and made a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors independently verified or will independently verify for any future valuation or appraised value of our properties. Moreover, these valuations do not necessarily represent the price at which we would be able to sell an asset, and the price that shares would trade in secondary markets or the price a third party would pay to acquire us. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable value of shares of our common stock.
Because they are based on Estimated Per-Share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon our liquidation of or the price that a third party would pay to acquire us.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per-share net asset value at any given time.
Valuations of Estimated Per-Share NAV are made at least once annually. In connection with any valuation, our board of Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with the annual valuation.
Because valuations only occur annually, Estimated Per-Share NAV cannot take into account any material events that occur after the Estimated Per-Share NAV has been calculated for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or distributions to shareholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, to the extent we pay distributions in excess of our cash flows provided by operations, this could result in a decrease to our Estimated Per-Share NAV. As a result, the Estimated Per-Share NAV is not guaranteed to accurately reflect the value of the shares at any given time, and our Estimated Per-Share NAV may differ significantly from our actual per-share net asset value at any given time.
Our business could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting or other deadlines and/or missed permitting deadlines;

•	affect our Advisor’s ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

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
Our Advisor and its affiliates receive fees from us, which could be substantial. These fees could influence our Advisor’s advice to us as well as its judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the property management agreement;

•
public offerings of equity by us, which will likely entitle our Advisor to increased acquisition fees and potentially increase the asset management subordinated participation interest assuming the triggers are satisfied;

•
sales of properties and other investments to third parties, which entitle our Advisor and its affiliate, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), to real estate commissions and possible subordinated incentive distributions, respectively;

•	acquisitions of properties and other investments from third parties and loan originations to third parties, which entitle our Advisor to acquisition fees;

•
borrowings to acquire properties and other investments and to originate loans, which generate financing coordination fees and increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which could entitle the Special Limited Partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell ourselves or our assets, which could entitle our Advisor to a subordinated participation in net sales proceeds.
The fees our Advisor receives in connection with transactions involving the acquisition of assets are based initially on the purchase price of the investment, including the amount of any loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us, and our Advisor may have an incentive to incur a high level of leverage. In addition, because the fees are based on the purchase price of the investment, it may create an incentive for our Advisor to recommend that we purchase assets at higher prices. In addition, from time to time, subject to the approval of a majority of our independent directors, we may engage one or more entities under common control with AR Global or our Advisor to provide services not provided under existing agreements that are outside of our ordinary course of operations which may create similar incentives.
Our stockholders may be more likely to sustain a loss on their investment because our sponsor does not have as strong an economic incentive to avoid losses as it would if it had made more significant equity investments in us.
The Special Limited Partner, which is indirectly wholly owned by AR Global and wholly owns our Advisor, invested $0.2 million in us through the purchase of 8,888 shares of our common stock at $22.50 per share. The Special Limited Partner may not sell this initial investment while an affiliate of AR Global remains our sponsor but it may transfer such shares to affiliates. Without this exposure, our stockholders may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
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
Our executive officers are also officers of our Advisor, our Property Manager and other affiliates of AR Global. Some of our directors also are directors of other REITs sponsored by affiliates of AR Global. As a result, these individuals owe fiduciary duties to these other entities, which may result in them taking actions or making decisions that conflict with the duties that they owe to us.
These conflicts could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities sponsored by affiliates of our Advisor, (c) the timing and terms of the investment in or sale of an asset, (d) investments with entities sponsored by affiliates of our Advisor, (e) compensation to our Advisor and its affiliates, including our Property Manager, and (f) any decision to sell ourselves or sell all, or substantially all, of our assets.
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
Under our advisory agreement and the limited partnership agreement of our OP (the “partnership agreement”,) the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the Special Limited Partner to fees or distributions. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires our OP to pay a performance-based distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor or in connection with an internalization of management. This distribution is also payable in connection with a listing of our shares for trading on a national securities exchange and in respect of Special Limited Partner’s participation in net sales proceeds. However, the Special Limited Partners is not entitled to receive any part of this distribution that has already been paid under other circumstances. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution will still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the Special Limited Partner or its assignees. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of us and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor is entitled to an annual subordinated performance fee such that for any year in which stockholders receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by stockholders, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor may not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless stockholders receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments. In addition, our agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.

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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter permits our board of directors to issue up to 350.0 million shares of capital stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. In addition, our board may elect to (1) sell additional shares of our common stock (or other equity securities) in future public or private offerings, (2) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or any of its affiliates, (3) issue shares of our common stock to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation, or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the OP issued by us as consideration for acquisition of those properties or assets. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Our stockholders may also experience dilution in the book value and fair value of their shares depending on the terms and pricing of any additional offerings and the book or fair value of our shares.
In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, qualifications, limitations as to dividends or other distributions, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, or delay, defer or prevent a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to exit the investment.
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
We have a staggered board, which may which may discourage a takeover that could otherwise result in a premium price to our stockholders.
In accordance with our charter, our board of directors is divided into three staggered classes of directors. At each annual meeting, directors of one class elected to serve for a term of three years, until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The staggered terms of our directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters: (a) election or removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) our dissolution; and (d) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all matters other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
We are an “emerging growth company” under the federal securities laws and are therefore eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” until December 31, 2019, the last day of the fiscal year in which the fifth anniversary of the commencement of our IPO occurs, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. “Emerging growth companies” are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB, (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Our decision to opt out of this extended transition period for compliance with new or revised accounting standards is irrevocable.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and other uses.
Our Advisor, its affiliates and entities under common control with our Advisor perform services for us in connection with the selection and acquisition of our investments, the coordination of financing, the management and leasing of our properties, the administration of our other investments, as well as the performance of other administrative responsibilities for us including accounting services, transaction management services and investor relations. We pay them fees for these services, which could be substantial, and which may reduce the value of our stockholders’ investment and reduces the amount of cash available for investment in assets or distribution to stockholders.
We may be unable to obtain funding for future capital needs.
We will likely be responsible for any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. If we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases.
Future offerings of equity securities which are senior to our common stock for purposes of distributions or upon liquidation, may adversely affect the value of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends or other distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings which may adversely affect the value of our common stock.

Because we conduct all of our operations through the OP, we depend on it and its subsidiaries for cash flow, and we are structurally subordinated in right of payment to the obligations of the OP and its subsidiaries.
We receive cash to use for corporate purposes only from our OP and its subsidiaries. Effective as of March 1, 2018, we suspended the payment of distributions to our stockholders. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. If we do resume paying distributions, we cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy our stockholders’ claims as stockholders only after all of our and our OP and its subsidiaries liabilities and obligations have been paid in full.
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
We may be unable to sell a property at the time or on the terms we desire.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements, and we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we desire could reduce our cash flow and reduce the value of our stockholders’ investment. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property.

We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of or refinancing properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for corporate purposes.
We may be unable to renew leases or re-lease space as leases expire.
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
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
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing by one of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. There is no assurance the tenant or its trustee would agree to assume the lease. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages and it is unlikely we would receive any payments from the tenant.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments, which could adversely affect our financial condition and cash available for corporate purposes.
A sale-leaseback transaction may be re-characterized in a tenant’s bankruptcy proceeding.
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
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser.
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
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same building. In connection with such properties, there may be covenants, conditions, restrictions, and easement governing the operation of , and improvements, to, such properties. Moreover, the operation and management of the contiguous properties may impact our properties. Compliance with these covenants, conditions, restrictions, and easements may adversely affect our operating costs and reduce the amount of funds that we have available for corporate purposes.
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
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.
We may acquire properties outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of affiliates of AR Global in our existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes, should we choose to acquire them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions or to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
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
We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are Manhattan street retail properties. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, change in relative strengths of world currencies, the threat of terrorism, increasing competition from retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.

Costs of complying with governmental laws and regulations, including those relating to environmental matters and discovery of previously undetected environmentally hazardous conditions, may adversely affect our operating results.
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
There are costs associated with complying with the Americans with Disabilities Act of 1990.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for corporate purposes.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation (the “FDIC”), only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to invest or for other corporate purposes and could result in a decline in the value of our stockholders’ investments.
Risks Related to Real Estate-Related Investments
Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and the return on our stockholders’ investment.
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

Interest rate fluctuations will affect the value of our mortgage assets, if we invest in any, net income and common stock.
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
Prepayment rates on our mortgage loans, if we acquire any, may adversely affect our yields.
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
Two of the six properties we have acquired were acquired using mortgage financing to pay a portion of the purchase price, and, as of December 31, 2017, we had total outstanding indebtedness of approximately $233.5 million. We expect that any additional real properties we acquire will be financed with mortgage and/or mezzanine financing, and we may also borrow against our unencumbered properties to obtain financing for this purpose. In addition, we may incur mortgage and/or mezzanine debt and pledge all or some of our real properties including certain equity interests therein as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available and could result in a decline in the value of our stockholders’ investment in us.
If there is a shortfall between the cash flow from a property and the cash flow needed to service the debt secured directly or indirectly on the property, then the amount available for other corporate purposes may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured directly or indirectly by the property. If the outstanding balance of the debt secured directly so indirectly by the property exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage and mezzanine debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or mezzanine loans contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the amount of cash we have available would decrease and the value of our stockholders’ investment in us would decline.
Increases in interest rates could increase the amount of our debt payments.
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate, to the extent that we incur variable rate debt in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. In addition, increases in interest rates could make it more difficult for as to refinance our existing debt. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on those investments.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, and issuance of commercial mortgage-backed securities. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our operating and financial flexibility.
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
As of December 31, 2017, all of our outstanding mortgage indebtedness was interest-only. We may also finance future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay any distribution that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.
Finally, if the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce our available cash that may otherwise be needed to make capital improvements, pay for tenant improvements and leasing commissions, or otherwise be available for other corporate purposes will be required to pay principal and interest associated with these mortgage loans.

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
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.
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
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
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
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
No shares are currently being issued pursuant to our DRIP due to our suspension of distributions, effective as of March 1, 2018. If we resume paying distributions and stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets, and no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”) generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded, as defined by applicable Treasury regulations” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2017:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	100.0%	2.8
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	6.3
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	19.8
9 Times Square (2)	Nov. 2014	1	167,390	63.9%	5.5
123 William Street	Mar. 2015	1	542,676	92.7%	7.8
1140 Avenue of the Americas	Jun. 2016	1	242,466	89.1%	4.2
		6	1,085,084	88.3%	6.2
_______________________________

(1)	Remaining lease term in years as of December 31, 2017, calculated on a weighted-average basis, as applicable.

(2)	This property was formerly known as 570 Seventh Avenue.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2017. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2018	$48,115
2019	47,104
2020	42,987
2021	39,002
2022	33,941
2023	26,624
2024	21,583
2025	15,397
2026	10,708
2027	9,510
Thereafter	24,241
Total	$319,212
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent (1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2018	7	3,064	5.4%	59,675	6.2%
2019	6	3,433	6.0%	57,698	6.0%
2020	13	2,196	3.8%	42,952	4.5%
2021	11	7,519	13.2%	124,079	12.9%
2022	11	7,509	13.1%	141,909	14.8%
2023	4	5,834	10.2%	53,572	5.6%
2024	6	6,829	11.9%	98,642	10.3%
2025	10	6,789	11.9%	107,823	11.3%
2026	3	2,357	4.1%	29,000	3.0%
2027	2	2,651	4.6%	46,124	4.8%
Total	73	$48,181	84.2%	761,474	79.5%
_____________________________

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration, excluding operating expense reimbursements and free rent.
Tenant Concentration
As of December 31, 2017 and 2016, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio.
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

123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income on a straight-line basis for signed leases of 123 William Street as of December 31, 2017:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	13.0%	Jul. 2031	13.6	1 - 5 year option	$3,324
______________________________

(1)	Remaining lease term in years as of December 31, 2017.

(2)	Annualized rental income as of December 31, 2017 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
9 Times Square
The following table lists the tenants at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis for signed leases of 9 Times Square as of December 31, 2017:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
						(In thousands)
Knotel 200 W 41st, LLC	17,560	16.4%	Oct. 2028	10.8	1 - 5 year option	$972
________________________________

(1)	Remaining lease term in years as of December 31, 2017.

(2)	Annualized rental income as of December 31, 2017 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income on a straight-line basis for signed leases of 1140 Avenue of the Americas as of December 31, 2017:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
						(In thousands)
City National Bank	30,359	14.1%	June 2023	5.5	2 - 5 year options	$3,941
Waterfall Asset Management, LLC	25,500	11.8%	Aug 2022	4.7	1 - 5 year option	$2,019
________________________________

(1)	Remaining lease term in years as of December 31, 2017.

(2)	Annualized rental income as of December 31, 2017 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Property Financing
Our mortgage notes payable as of December 31, 2017 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2017	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)
123 William Street (1)	1	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	4.17%	Fixed	Jul. 2026
	2	$239,000	4.61%
_____________________
(1) The Company entered into a loan agreement with Barclays Bank PLC, in the amount of $140.0 million, on March 6, 2017. A portion of the proceeds from the loan was used to repay the outstanding principal balance of approximately $96.0 million on the existing mortgage loan secured by the property. At closing, the lender placed $24.8 million of the proceeds in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of December 31, 2017, $4.9 million of the proceeds remained in escrow and is included in restricted cash on the consolidated balance sheet.

Item 3. Legal Proceedings.
The information related to litigation and regulatory matters contained in Note 8 — Commitments and Contingencies of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
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
Consistent with our valuation guidelines, our Advisor engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets and provide a valuation range of each real estate asset. In addition, Duff & Phelps was engaged to review and incorporate in the calculation of Estimated Per-Share NAV the Company’s market value estimate regarding other assets and liabilities.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor by Duff & Phelps (the “Duff & Phelps Report”) complies with the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.
Duff & Phelps performed a full valuation of our real estate assets utilizing approaches, outlined below, that are commonly used in the commercial real estate industry.

The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of the Real Estate Assets and (B) the estimated value of the other assets, minus (ii) the sum of (C) estimated value of debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, management of the Company or any of their respective affiliates based on the aggregate net asset value of the Company based on Estimated Per-Share NAV and payable in a hypothetical liquidation of the Company as of June 30, 2017, divided by (iii) the number of shares of common stock outstanding on a fully-diluted basis as of June 30, 2017, which was 31,029,865.
Duff & Phelps estimated the “as is” market value of each Real Estate Asset as of June 30, 2017 using a discounted cash flow approach and applied a range of “market supported” terminal capitalization rates and discount rates to projected net operating income or cash flow, as applicable. The discounted cash flow method simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its projection period. Cash flow developed in Duff & Phelps’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This cash flow was then discounted by a yield rate deemed appropriate by Duff & Phelps over a typical projection period in a discounted cash flow analysis. Thus, two key steps were involved: (1) estimating the cash flow applicable to each Real Estate Asset and (2) choosing appropriate terminal capitalization rates and discount rates.
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
On October 25, 2017, our board of directors approved an Estimated Per-Share NAV equal to $20.26 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 30,029,865 shares of common stock outstanding on a fully diluted basis as of June 30, 2017. The Estimated Per-Share NAV does not reflect events subsequent to June 30, 2017 that would have affected our net asset value. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in our real estate and capital markets. We currently intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
Holders
As of February 28, 2018, we had 31,416,972 shares of common stock outstanding held by a total of 13,651 stockholders of record.
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
In May 2014, our board of directors authorized, and we began paying, a monthly distribution to $1.5125 per annum, per share of common stock, payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Effective March 1, 2018, we ceased paying cash distributions. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. From a U.S. federal income tax perspective, 100% of distributions, or $1.51 per share for the years ended December 31, 2017, 2016 and 2015, represented a return of capital.

The following table reflects distributions declared and paid, excluding distributions related to Class B units, which are expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the years ended December 31, 2017 and 2016:

(In thousands)	Total Distributions Paid (1)	Total Distributions Declared (1)
2017:
1st Quarter 2017	$11,455	$11,459
2nd Quarter 2017	11,775	11,675
3rd Quarter 2017	11,838	11,854
4th Quarter 2017	11,778	11,940
Total 2017	$46,846	$46,928

2016:
1st Quarter 2016	$11,485	$11,496
2nd Quarter 2016	11,678	11,580
3rd Quarter 2016	11,648	11,619
4th Quarter 2016	11,547	11,700
Total 2016	$46,358	$46,395
_____________________
(1) Includes distributions reinvested in common stock under our DRIP.
For the year ended December 31, 2017, our distributions were funded through available cash on hand (from remaining proceeds from our IPO and proceeds from secured mortgages financing), proceeds from the sale of our shares through the DRIP and cash flow from operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Distributions.
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended to date, the “RSP”). Until an amendment to the RSP in August 2017, (the "RSP Amendment"), the RSP provided for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors. Following the RSP Amendment, the number of restricted shares to be issued automatically in those circumstances is equal to $30,000 divided by the then-current Estimated Per-Share NAV. In November 2017, the RSP was amended and restated to reflect the RSP Amendment and certain clarifying changes.
These automatic grants are made without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of five-year period following the grant date in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares granted as awards under the RSP shall not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	$1,485,103
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	1,485,103
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
Recent Sales of Unregistered Securities
On October 6, 2017, we awarded 1,411 restricted shares to each of our independent directors under the RSP. These awards were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds from Sales of Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted our SRP that enables our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP in effect as of December 31, 2015, shares were repurchased on a quarterly basis.
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
On October 25, 2017, our board of directors approved an Estimated Per-Share NAV of $20.26 as of June 30, 2017.

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
When a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2017.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(in thousands)
Year ended December 31, 2014	—	$—	$—
Year ended December 31, 2015	183,780	4,343	$23.63
Year ended December 31, 2016	461,555	10,907	$23.62
Year ended December 31, 2017 (1)	359,458	7,337	$20.41
Cumulative repurchases as of December 31, 2017	1,004,793	22,587
Cumulative proceeds received from shares issued under the DRIP		64,530
Excess DRIP proceeds		$41,943
________________
(1) Includes (i) 276,624 shares repurchased pursuant to the SRP during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15, (ii) 578 shares repurchased pursuant to the SRP during the three months ended June 30, 2017 for approximately $13.7 thousand at a weighted average price per share of $23.68 and (iii) 82,256 shares repurchased pursuant to the SRP pursuant to the SRP during the three months ended September 30, 2017, for approximately $1.7 million at a weighted average price per share of $21.25. Excludes (i) 99,131 shares repurchased pursuant to the SRP during January 2018 with respect to repurchase requests made during the six months ended December 31, 2017 for approximately $2.0 million at a weighted average price per share of $20.26, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26, and (iii) rejected repurchase requests received during 2016 with respect to 902,420 shares for $18.1 million at an average price per share of $20.03. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
Tender Offer
On January 29, 2018, Comrit Investments 1, Limited Partnership (“Comrit”) commenced an unsolicited offer to our stockholders, which was subsequently amended on February 22, 2018 and March 2, 2018 (the "Comrit Offer"). As amended, the

Comrit Offer is an offer to purchase up to 124,844 shares of our common stock at a price of $16.02 per share in cash and expires on March 20, 2018 (unless extended).
In response to the Comrit Offer, on February 6, 2018, we commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “Offer”). We made the Offer in order to deter Comrit and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Under the Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share, or approximately $2.4 million, in the aggregate. Unless extended or withdrawn, the Offer, proration period and withdrawal rights will expire at 11:59 p.m. Eastern Time, on March 20, 2018. Our board of directors suspended the SRP. We will not accept any repurchase requests under the SRP during the pendency of the Offer.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015, 2014 and the period from December 19, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2017	2016	2015	2014	2013
Total real estate investments, at cost	$753,793	$744,945	$550,369	$270,083	$—
Total assets	760,450	773,604	726,415	458,565	35
Mortgage notes payable, net	233,517	191,328	93,176	—	—
Total liabilities	278,966	233,413	130,276	21,159	35
Total stockholders' equity	481,484	540,191	596,139	437,406	—

Operating data (In thousands, except share and per share data)	Year Ended December 31				Period from December 19, 2013 (date of inception) to December 31,
	2017	2016	2015	2014	2013
Total revenues	$58,384	$47,607	$26,436	$2,851	$—
Total operating expenses	70,496	60,312	38,849	9,386	—
Operating loss	(12,112)	(12,705)	(12,413)	(6,535)	—
Total other income (expense)	(10,961)	(7,060)	(3,372)	16	—
Net loss	$(23,073)	$(19,765)	$(15,785)	$(6,519)	$—
Other data:
Cash flows provided by (used in) operations	$2,282	$4,128	$(5,194)	$(4,965)	$—
Cash flows used in investing activities	(10,340)	(95,880)	(169,164)	(256,567)	—
Cash flows provided by (used in) financing activities	5,453	(41,127)	172,717	445,873	—
Per share data:
Basic and diluted net loss per common share	$(0.74)	$(0.64)	$(0.57)	$(0.95)	$—
Distributions declared per common share	$1.51	$1.51	$1.51	$0.84	$—
Basic and diluted weighted-average number of common shares outstanding	31,042,307	30,668,238	27,599,363	6,849,166	—

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
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of December 31, 2017, we owned six properties consisting of 1,085,084 rentable square feet acquired for an aggregate purchase price of $686.1 million.
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
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the critical accounting policy related to impairment of long-lived assets, which requires estimates, that management believes is important to the preparation of our consolidated financial statements. The accounting estimates used in the review of assets for impairment are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty.
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
Recently Issued Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
As of December 31, 2017, our overall portfolio occupancy was 88.3% leased notwithstanding the fact that our property located at 9 Times Square was 63.9% and 56.0% leased as of December 31, 2017 and 2016, respectively.
The following table is a summary of our quarterly leasing activity for the year ended December 31, 2017:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Leasing activity:
Leases commenced	2	3	4	4
Total square feet leased	21,701	23,579	58,502	25,668
Annualized straight-line rent (1)	$44.78	$49.65	$60.89	$76.03
Weighted average lease term (years)	5.8	9.2	9.5	5.5

Replacement leases:(2)
Replacement leases commenced	2	2	2	2
Square feet	21,701	19,639	48,519	13,890

Tenant improvements on replacement leases per square foot (3)	$14.04	$54.42	$40.00	$3.72
Leasing commissions on replacement leases per square foot (3)	$14.42	$19.73	$36.04	$2.06
___________________
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
Subsequent to the acquisition of 9 Times Square in November 2014, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. This effort has taken longer than anticipated, however, as of December 31, 2017, we have substantially completed our repositioning and redevelopment plan and are working to lease the remaining vacant space at the property. Although this effort has taken longer than originally anticipated and the overall New York City leasing market has not been as strong as expected through September 30, 2017, during the third quarter of 2017, and continuing into the fourth quarter of 2017, we have seen strong interest in the leasing of the vacant space at the property. We are also working with several prospective tenants interested in office space and existing tenants interested in expanding the office space they currently occupy, and we are expecting these positive leasing trends to continue. In addition to the positive leasing trends with respect to the office space, we have seen an increase in interest in leasing the retail space at the property since engaging new leasing brokers as of March 30, 2017 to re-engage and refresh the marketing for this space. Although we continue to experience vacancies at the property, given the trends that we are seeing at the property, we expect revenue generated by the property to increase during the remainder of 2018.
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
We were incorporated on December 19, 2013 and we purchased our first property and commenced our real estate operations in June 2014. As of December 31, 2017, we owned six properties, comprising five properties acquired prior to January 1, 2016 (our "Initial Five Properties"), and one property we acquired in June 2016 (our "1140 Property"). Due to our 1140 Property, our results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 reflect significant increases in most categories.
Rental Income
Rental income increased $9.7 million to $53.9 million for the year ended December 31, 2017, compared to $44.2 million for the year ended December 31, 2016. The increase in rental income was primarily due to our 1140 Property, which contributed $8.6 million to the increase and our Initial Five Properties contributed $1.1 million of the increase.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.1 million to $4.5 million for the year ended December 31, 2017, compared to $3.4 million for the year ended December 31, 2016, primarily due to our 1140 Property which contributed $0.9 million to the increase. Our Initial Five Properties contributed $0.2 million to the increase.
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

Property Operating Expenses
Property operating expenses increased $5.9 million to $26.8 million for the year ended December 31, 2017, compared to $20.9 million for the year ended December 31, 2016, primarily due to our 1140 Property, which contributed $5.4 million to the increase. Our Initial Five Properties contributed $0.5 million of the increase. Property operating expenses primarily related to the costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance. The ground lease rent expense for our 1140 Property, which is part of our property operating expenses, was $4.7 million in 2017 and will continue to be $4.7 million annually through December 2041 and subsequently increase to $5.1 million through the end of the lease term in 2066, which will result in future increases in our property operating expenses.
Operating Fees Incurred from Related Parties
We incurred $6.0 million and $5.2 million in fees for asset and property management services from our Advisor and Property Manager for the years ended December 31, 2017 and 2016, respectively. Cash asset management fees increased in direct correlation with the increase in cost of assets, as a result of the acquisition of our 1140 Property. Property management fees increased in direct correlation with gross revenue and amounted to $0.6 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively. See Note 9 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Acquisition and Transaction Related Expenses
We incurred approximately $6,000 of acquisition and transaction related expenses for the year ended December 31, 2017 related to a dead deal cost. For the year ended December 31, 2016, we incurred $3.7 million of acquisition and transaction related expenses in connection with acquiring our 1140 Property.
General and Administrative Expenses
General and administrative expenses increased $3.2 million to $8.1 million for the year ended December 31, 2017, compared to $4.9 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily due to general and administrative expense reimbursements incurred from our Advisor, which increased $2.0 million to $3.8 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. Legal and proxy fees contributed $1.2 million of the increase.
Depreciation and Amortization
Depreciation and amortization expenses increased $3.9 million to $29.5 million for the year ended December 31, 2017, compared to $25.6 million for the year ended December 31, 2016, primarily due to the addition of our 1140 Property.
Interest Expense
Interest expense increased $3.8 million to $11.2 million for the year ended December 31, 2017 compared to $7.4 million for the year ended December 31, 2016, due to the closing of the loan on our 1140 Property on June 15, 2016 and refinancing of 123 William Street on March 6, 2017. As of December 31, 2017, we had two loans outstanding with a combined balance of $239.0 million and a weighted average effective interest rate of 4.61%. As of December 31, 2016, we had two loans outstanding with a combined balance of $195.0 million and a weighted average effective interest rate of 3.61%.
Income from Investment Securities and Interest
Income from investment securities and interest decreased $0.1 million to $0.2 million for the year ended December 31, 2017, compared to $0.3 million for the year ended December 31, 2016, primarily due the decrease in cash in the interest earned on our cash during the period.
Gain on Sale of Investment Securities
Gain on sale of investment securities increased approximately $24,000 for the year ended December 31, 2017, which resulted from the sale of investment in securities with a cost basis of approximately $467,000 for approximately $491,000. There was no gain on sale of investment in equity securities for the year ended December 31, 2016.
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
From June 2014 through December 31, 2014, we acquired four properties ("Same Store"). In March 2015, we acquired 123 William Street (the "2015 Acquisition" and together with our 1140 Property acquired in June 2016, the "Acquisitions"). Accordingly, due to these acquisitions, our results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflect significant increases in most categories.
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
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.7 million for the year ended December 31, 2016 primarily related to the acquisition of our 1140 Property. Acquisition and transaction related expenses of $6.0 million for the year ended December 31, 2015 related to the 2015 Acquisition.
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

Interest Expense
Interest expense increased $3.9 million to $7.4 million for the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The increase in interest expense is largely due to a new mortgage note payable in 2016 of $99.0 million, which funded the acquisition of our 1140 Property. As of December 31, 2016, the combined mortgage notes had a balance of $195.0 million and a weighted average effective interest rate of 3.61%.
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
Cash Flows From Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
During the year ended December 31, 2017, net cash provided by operating activities was $2.3 million and was positively impacted by the acquisition of our 1140 Property, acquired in June 2016. Net cash provided by operations consisted of a net loss of $23.1 million, adjusted for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $28.5 million, which resulted in cash inflows of $5.4 million. Net cash provided by operating activities also included net cash inflows of $2.2 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $3.3 million for an increase in accounts payable and accrued expenses associated with operating activities. These operating cash inflows were partially offset by a decrease in prepaid expenses and other assets of $8.6 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
During the year ended December 31, 2016, net cash provided by operating activities was $4.1 million and was positively impacted by lease escalation provisions and income due to our Acquisitions. Notwithstanding a net loss of $19.8 million, net cash provided by operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $25.8 million, which resulted in cash inflows of $6.0 million. Net cash provided by operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $2.8 million for an increase in accounts payable and accrued expenses. Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $6.0 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
During the year ended December 31, 2015, net cash used in operating activities was $5.2 million and included acquisition and transaction related expenses of $6.0 million. Notwithstanding a net loss of $15.8 million, net cash used in operating activities included adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $16.1 million, which resulted in cash inflows of $0.3 million. Net cash used in operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $1.2 million, for an increase in accounts payable and accrued expenses primarily related to accrued common stock redemptions. Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $8.2 million related to prepaid insurance and real estate taxes as well as accounts receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Cash Flows From Investing Activities
Net cash used in investing activities during the year ended December 31, 2017 of $10.3 million related to capital expenditures of $10.8 million relating primarily to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas, partially offset by proceeds received from the sale of investment securities of $0.5 million.
Net cash used in investing activities during the year ended December 31, 2016 of $95.9 million, primarily related to the acquisition of our 1140 Property for $79.2 million, with an aggregate purchase price of $178.5 million, net of purchase price adjustments, partially funded with a mortgage note payable of $99.0 million. Net cash used in investing activities also related to payment of capital expenditures of $16.7 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.

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
Cash Flows From Financing Activities
Net cash used in financing activities of $5.5 million during the year ended December 31, 2017 related to the proceeds from mortgage note payable of $140.0 million, partially offset by the repayment of a mortgage note payable of $96.0 million. In addition, cash used in financing activities consisted of distributions to stockholders of $28.3 million, payments of $2.9 million relating to financing costs and repurchases of common stock of $7.3 million.
Net cash used in financing activities of $41.1 million during the year ended December 31, 2016 consisted of distributions to stockholders of $25.3 million, payments of $3.3 million relating to financing costs and repurchases of common stock of $12.5 million.
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
Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $39.6 million as compared to cash of $47.7 million as of December 31, 2016. Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations, acquisitions, potential future distributions to our stockholders and repurchases under our SRP.
On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this change enhances our ability to execute on acquisitions, as well as our repositioning and leasing efforts related to our six properties and better positions us for future growth. Our board of directors will continue to evaluate our performance and expects to assess our distribution policy no sooner than February 2019, however there can be no assurance we will be able to resume paying cash distributions at our previous level or at all.
Since our inception, we used the net proceeds from our IPO to fund acquisitions and distributions, as well as for other corporate purposes. However, during the three months ended September 30, 2017, we used the remaining proceeds from our IPO and this source is therefore no longer available to us. We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations, the operations of properties that may be acquired in the future and proceeds from financings and believe that we will have sufficient cash flow to meet our operating needs over the next year. We expect that cash retained by the suspension of distributions noted above will facilitate capital expenditures related to tenant improvements, new leases and lease renewals (including leasing commissions), and acquisitions in the New York City market. Additional sources of capital may also include proceeds from secured and unsecured financing from banks or other lenders. To the extent we are required to obtain additional financing we may not be able to do so on favorable terms or at all.
We have used mortgage financing to acquire two of our properties and expect to continue to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $322.4 and $403.1 million, respectively. As of December 31, 2017, our aggregate borrowings were $239.0 million. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in the occupancy level across our portfolio as of December 31, 2017 of 88.3%, with occupancy at our 9 Times Square property increasing to 63.9% from 56.0% as of December 31, 2016. We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites will accelerate lease up and drive increased property value. We believe that certain tenant incentives, including free rent periods and tenant improvements, will drive occupancy rates higher and extend the average duration of our leases. While we will not receive cash during initial free rent periods, we are often able to negotiate longer, more attractive lease terms by having the flexibility to include such a feature. There can be no assurance, however, that these improvements will occur on a timely basis, or at all.
Capital Expenditures
For the years ended December 31, 2017 and 2016 we funded $10.8 million and $16.7 million of capital expenditures, respectively. The capital expenditures in 2017 were primarily related to 9 Times Square, 123 William Square and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
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
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including FFO, MFFO and cash net operating income ("NOI"). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(5,877)	$(7,048)	$(23,073)
Depreciation and amortization	6,997	7,227	7,125	8,190	29,539
FFO	2,211	1,865	1,248	1,142	6,466
Acquisition and transaction related	6	—	—	—	6
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(499)	(677)	(2,247)
Straight-line rent	(618)	(603)	(1,365)	(912)	(3,498)
Straight-line ground rent	27	27	28	27	109
Loss on extinguishment of debt	131	—	—	—	131
Gain on sale of investment securities	—	(24)	—	—	(24)
MFFO	$1,218	$733	$(588)	$(420)	$943

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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(5,877)	$(7,048)	$(23,073)
Income from Investment Securities and Interest	(49)	(73)	(68)	(55)	(245)
General and administrative	1,576	1,992	2,066	2,453	8,087
Operating fees incurred from related parties	1,538	1,513	1,515	1,473	6,039
Acquisition and transaction related	6	—	—	—	6
Depreciation and amortization	6,997	7,227	7,125	8,190	29,539
Interest Expense	2,665	2,834	2,866	2,865	11,230
Gain on sale of investment securities	—	(24)	—	—	(24)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(499)	(677)	(2,247)
Straight-line rent	(618)	(603)	(1,365)	(912)	(3,498)
Straight-line ground rent	27	27	28	27	109
Cash NOI	$6,817	$6,999	$5,791	$6,316	$25,923
Acquisitions
There were no acquisitions during the year ended December 31, 2017.
Distributions
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying, a monthly distribution equivalent to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all.
During the year ended December 31, 2017, our cash flows from operations of $2.3 million was less than the amount distributed to common stockholders of $46.8 million. Of that amount, $18.6 million was reinvested in shares of our common stock pursuant to the DRIP. During the year ended December 31, 2017, $25.8 million of the cash used to pay our distributions was cash on hand, which represented a portion of the remaining proceeds from the IPO, $18.8 million was proceeds from the sale of our shares through the DRIP, and $2.3 million was cash flows provided by operations.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017		December 31, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Cash distributions paid to stockholders not reinvested in common stock	$6,661		$7,004		$7,233		$7,381		$28,279
Cash distributions reinvested in common stock issued under the DRIP	4,794		4,771		4,605		4,397		18,567
Total distributions paid	$11,455		$11,775		$11,838		$11,778		$46,846
Source of distribution coverage:
Cash flows provided by operations	*	—%	$3,612	30.7%	*	—%	*	—%	$2,282	4.9%
Cash proceeds received from common stock issued under the DRIP	4,936	43.1%	4,673	39.7%	4,655	39.3%	4,495	38.2%	18,759	40.0%
Available cash on hand (2)	6,519	56.9%	3,490	29.6%	7,183	60.7%	7,283	61.8%	25,805	55.1%
Total sources of distributions	$11,455	100.0%	$11,775	100.0%	$11,838	100.0%	$11,778	100.0%	$46,846	100.0%
Cash flows (used in) provided by operations (GAAP basis)	$(98)		$3,612		$(1,135)		$(97)		$2,282
Net loss (in accordance with GAAP)	$(4,786)		$(5,362)		$(5,877)		$(7,048)		$(23,073)
__________________________________

(1)	Excludes distributions related to Class B Units, the expense for which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Includes remaining proceeds from the IPO through the third quarter of 2017 and proceeds from secured mortgages financing. No proceeds from the IPO were used during the fourth quarter of 2017 because we used the remaining proceeds from the IPO during the three months ended September 30, 2017. See Note 5 — Mortgage Notes Payable for information on our secured mortgage loans outstanding.
* No cash flows from operations were used to cover distributions in this period.
Share Repurchase Program
Our board of directors has adopted the SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. Due to these conditions and limitations, there can be no assurance that all, or any, shares submitted validly for repurchase will be repurchased under the SRP. On June 14, 2017, we announced that our board of directors adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
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
If a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2017:

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share

		(in thousands)
Year ended December 31, 2014	—	$—	$—
Year ended December 31, 2015	183,780	4,343	$23.63
Year ended December 31, 2016	461,555	10,907	$23.62
Year ended December 31, 2017 (1)	359,458	7,337	$20.41
Cumulative repurchases as of December 31, 2017	1,004,793	22,587
Cumulative proceeds received from shares issued under the DRIP		64,530
Excess DRIP proceeds		$41,943
________________
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted average price per share of $21.25. Excludes (i) 99,131 shares repurchased pursuant to the SRP during January 2018 with respect to repurchase requests made during the six months ended December 31, 2017 for approximately $2.0 million at a weighted average price per share of $20.26, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26, and (iii) rejected repurchase requests received during 2016 with respect to 902,420 shares for $18.1 million at an average price per share of $20.03. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
Tender Offer
On January 29, 2018, Comrit Investments 1, Limited Partnership (“Comrit”) commenced an unsolicited offer to our stockholders, which was subsequently amended on February 22, 2018 and March 2, 2018 (the "Comrit Offer"). As amended, the Comrit Offer is an offer to purchase up to 124,844 shares of our common stock at a price of $16.02 per share in cash and expires on March 20, 2018 (unless extended).
In response to the Comrit Offer, on February 6, 2018, we commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “Offer”). We made the Offer in order to deter Comrit and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Under the Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share, or approximately $2.4 million, in the aggregate. We intend to fund the purchase of shares in the Offer and pay related costs using available cash on hand. Unless extended or withdrawn, the Offer, proration period and withdrawal rights will expire at 11:59 p.m. Eastern Time, on March 20, 2018. Our board of directors suspended the SRP. We will not accept any repurchase requests under the SRP during the pendency of the Offer.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2017:

		Years Ended December 31,
(In thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage notes payable:
Principal payments	$239,000	$—	$—	$—	$239,000
Interest payments	96,693	10,748	21,525	21,496	42,924
Ground lease payments	240,468	4,746	9,492	$9,492	216,738
Total	$576,161	$15,494	$31,017	$30,988	$498,662

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
Related-Party Transactions and Agreements
Please see Note 9 — Related-Party Transactions and Arrangements to our consolidated financial statements included in this Form 10-K.
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
As of December 31, 2017, our debt consisted of fixed-rate secured mortgage notes payable with an aggregate carrying value of $239.0 million and a fair value of $247.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but have no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $17.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $18.8 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 4th Floor, New York, NY 10022, attention Interim Chief Financial Officer. Our Code of Business Conduct and Ethics is also available on our website, www.newyorkcityreit.com.
The other information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders (the "Proxy Statement").

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
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (4)	Bylaws of American Realty Capital New York City REIT, Inc.
3.3 (14)	Articles Supplementary of American Realty Capital New York City REIT, Inc.
4.1 (2)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
4.2 (8)	First Amendment to Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of November 5, 2015
4.3 (16)	Amended and Restated Distribution Reinvestment Plan
10.1 (6)
Amended and Restated Advisory Agreement, dated as of June 26, 2015, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.2 (8)
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

10.4 (15)	Amended and Restated Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc., effective as of November 8, 2017.
10.5 (15)	Indemnification Agreement, dated as of November 13, 2017, between the Company and Katie P. Kurtz.
10.6 (3)	Indemnification Agreement, dated as of December 31, 2014, between the Company and certain directors, officers and service providers
10.7 (5)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.8 (7)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O'Malley
10.9 (9)	Indemnification Agreement, dated as of February 17, 2016, between the Company and Lee M. Elman
10.10 (10)	Agreement of Purchase and Sale, dated as of March 18, 2016, by and between BPGL HOLDINGS LLC and ARC NYC1140SIXTH, LLC
10.11 (11)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (11)	Form of Restricted Stock Award Agreement
10.13 (12)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower
10.14 (12)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender
10.15 (12)
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

99.2 (13)	Second Amended and Restated Share Repurchase Program effective as of July 14, 2017.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(3)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 6, 2015.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 submitted confidentially to the SEC on January 15, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2016.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2016.

(12)	Filed as an exhibit to the Company's Form 8-K filed with the SEC on March 10, 2017.

(13)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 14, 2017.

(14)	Filed as an exhibit to the Company's Form 8-K filed with the SEC on October 10, 2017.

(15)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

(16)	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on May 22, 2015.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 16, 2018
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018
Katie P. Kurtz

/s/ Lee M. Elman	Independent Director, Audit Committee Chair, Conflicts Committee Chair	March 16, 2018
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Independent Director	March 16, 2018
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	March 16, 2018
Abby M. Wenzel

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Realty Capital New York City REIT, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Realty Capital New York City REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
New York, New York
March 16, 2018

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	514,459	502,067
Acquired intangible assets	105,954	109,498
Total real estate investments, at cost	753,793	744,945
Less accumulated depreciation and amortization	(64,926)	(37,889)
Total real estate investments, net	688,867	707,056
Cash and cash equivalents	39,598	47,671
Restricted cash	7,618	2,150
Investment securities, at fair value	—	477
Prepaid expenses and other assets (including amounts due from related parties of $39 and $670 at December 31, 2017 and December 31, 2016, respectively)	17,721	13,017
Deferred leasing costs, net	6,646	3,233
Total assets	$760,450	$773,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net	$233,517	$191,328
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $364 and $167 at December 31, 2017 and December 31, 2016, respectively)	11,406	6,580
Below-market lease liabilities, net	24,753	28,528
Deferred revenue	5,255	3,024
Distributions payable	4,035	3,953
Total liabilities	278,966	233,413

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 31,382,120 and 30,856,841 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	314	309
Additional paid-in capital	691,775	680,476
Accumulated other comprehensive income	—	10
Accumulated deficit	(210,605)	(140,604)
Total stockholders' equity	481,484	540,191
Total liabilities and stockholders' equity	$760,450	$773,604

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$53,930	$44,223	$24,472
Operating expense reimbursements and other revenue	4,454	3,384	1,964
Total revenues	58,384	47,607	26,436

Operating expenses:
Property operating	26,825	20,919	11,296
Operating fees incurred from related parties	6,039	5,179	1,145
Acquisition and transaction related	6	3,695	6,015
General and administrative	8,087	4,933	3,634
Depreciation and amortization	29,539	25,586	16,759
Total operating expenses	70,496	60,312	38,849
Operating loss	(12,112)	(12,705)	(12,413)
Other income (expense):
Interest expense	(11,230)	(7,404)	(3,554)
Income from investment securities and interest	245	344	252
Gain on sale of investment securities	24	—	—
Other-than-temporary impairment on investment securities	—	—	(70)
Total other expense	(10,961)	(7,060)	(3,372)
Net loss	(23,073)	(19,765)	(15,785)

Other comprehensive income (loss):
Reversal of accumulated unrealized gain on investment securities	(10)	—	—
Unrealized gain on investment securities	—	10	—
Reclassification adjustment for other-than-temporary impairment losses recognized in earnings	—	—	24
Comprehensive loss	$(23,083)	$(19,755)	$(15,761)

Basic and diluted weighted average shares outstanding	31,042,307	30,668,238	27,599,363
Basic and diluted net loss per share	$(0.74)	$(0.64)	$(0.57)
Dividends declared per common share	$1.51	$1.51	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	20,569,012	$206	$454,131	$(24)	$(16,907)	$437,406
Issuance of common stock	9,165,430	91	228,506	—	—	228,597
Common stock offering costs, commissions and dealer manager fees	—	—	(28,424)	—	—	(28,424)
Common stock issued through distribution reinvestment plan	858,472	9	20,381	—	—	20,390
Common stock repurchases	(183,780)	(2)	(4,341)	—	—	(4,343)
Share-based compensation	1,333	—	26	—		26
Distributions declared	—	—	—	—	(41,752)	(41,752)
Reclassification adjustment for other-than-temporary impairment losses recognized in earnings	—	—	—	24	—	24
Net loss	—	—	—	—	(15,785)	(15,785)
Balance, December 31, 2015	30,410,467	304	670,279	—	(74,444)	596,139
Common stock issued through distribution reinvestment plan	902,597	9	21,037	—	—	21,046
Common stock repurchases	(461,555)	(4)	(10,901)	—	—	(10,905)
Share-based compensation	5,332	—	61	—	—	61
Distributions declared	—	—	—	—	(46,395)	(46,395)
Net loss	—	—	—	—	(19,765)	(19,765)
Unrealized gain on investment securities	—	—	—	10	—	10
Balance, December 31, 2016	30,856,841	309	680,476	10	(140,604)	540,191
Common stock issued through distribution reinvestment plan	880,504	9	18,558	—	—	18,567
Common stock repurchases	(359,458)	(4)	(7,333)	—	—	(7,337)
Share-based compensation	4,233	—	74	—	—	74
Distributions declared	—	—	—	—	(46,928)	(46,928)
Net loss	—	—	—	—	(23,073)	(23,073)
Reversal of unrealized gain upon realization of investment securities	—	—	—	(10)	—	(10)
Balance, December 31, 2017	31,382,120	$314	$691,775	$—	$(210,605)	$481,484

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(23,073)	$(19,765)	$(15,785)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,539	25,586	16,759
Amortization of deferred financing costs	1,120	2,479	1,731
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,247)	(2,376)	(2,476)
Share-based compensation	74	61	26
(Gain) loss on sale of investment securities	(24)	5	—
Other-than-temporary impairment on investment securities	—	—	70
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(8,603)	(6,038)	(8,177)
Accounts payable, accrued expenses and other liabilities	3,265	2,803	1,232
Deferred revenue	2,231	1,373	1,426
Net cash provided by (used in) operating activities	2,282	4,128	(5,194)
Cash flows from investing activities:
Investments in real estate	—	(79,162)	(157,029)
Proceeds from the sale of investment securities	491	—	—
Purchase of investment securities, net	—	—	(28)
Acquisition funds released from escrow	—	—	2,068
Capital expenditures	(10,831)	(16,718)	(14,175)
Net cash used in investing activities	(10,340)	(95,880)	(169,164)
Cash flows from financing activities:
Proceeds from mortgage note payable	140,000	—	—
Payment of mortgage note payable	(96,000)	—	—
Payments of offering costs and fees related to common stock issuances	—	—	(30,580)
Payments of financing costs	(2,931)	(3,327)	(4,555)
Proceeds from issuance of common stock	—	—	230,600
Distributions paid	(28,279)	(25,312)	(19,988)
Repurchases of common stock	(7,337)	(12,488)	(2,760)
Net cash provided by (used in) financing activities	5,453	(41,127)	172,717
Net change in cash, cash equivalents and restricted cash	(2,605)	(132,879)	(1,641)
Cash, cash equivalents and restricted cash, beginning of period	49,821	182,700	184,341
Cash, cash equivalents and restricted cash, end of period	$47,216	$49,821	$182,700

Supplemental Disclosures:
Cash paid for interest	$9,655	$4,622	$1,817

Non-Cash Investing and Financing Activities:
Receivable for offering cost reimbursement	—	—	775
Mortgage note payable used to acquire investments in real estate	—	99,000	96,000
Accrued stock repurchase requests	—	—	1,583
Distributions payable	4,035	3,953	3,916
Accrued offering costs	—	—	17
Accrued capital expenditures	1,561	118	1
Other assets acquired or (liabilities assumed) in real estate transactions, net	—	(353)	29
Common stock issued through distribution reinvestment plan	18,567	21,046	20,390
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership L.P., (the "OP") and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of December 31, 2017, the Company owned six properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $686.1 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of December 31, 2017, the Company had 31.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the dividend reinvestment plan ("DRIP"), and had received total gross proceeds from the IPO of $776.0 million, inclusive of $64.5 million from the DRIP and net of repurchases.
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
On October 25, 2017, the Company's board of directors approved an Estimated Per-Share NAV as of June 30, 2017 (the "2017 Estimated Per-Share NAV"), which was published on October 26, 2017. This was the first annual update of the Estimated Per-Share NAV the Company has published. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Reclassifications
The presentation of prior year restricted cash on the Company's consolidated statements of cash flows, related to the adoption of a new accounting standard (see "Recently Issued Accounting Pronouncements" below for additional information) has been changed to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of December 31, 2017, 2016 or 2015.
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
The Company evaluates each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented; otherwise, the Company continues to report results of these properties' operations within continuing operations. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2017 or 2016.
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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, the Company determines estimated fair value for properties held for sale based on the estimated selling price of the asset. These assessments may result in the immediate recognition of an impairment loss, resulting in a reduction of net income (loss). The Company did not recognize any impairment charges for the years ended December 31, 2017, 2016 or 2015.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2017 and 2016, the Company had cash and cash equivalents of $39.6 million and $47.7 million, of which $38.2 million and $46.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis. The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.  The Company recognized other-than-temporary impairment charges of $0.1 million for the year ended December 31, 2015. The Company did not recognize any other-than-temporary impairment charges for the years ended December 31, 2017 or 2016.
Deferred Leasing Costs, Net
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
December 31, 2017, 2016 and 2015

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
The Company may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets, which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If the Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss. The Company did not recognize any contingent rental income for the years ended December 31, 2017, 2016 or 2015.
Cost recoveries from tenants are included in operating expense reimbursements and other revenue in the period the related costs are incurred, as applicable.
Offering and Related Costs
All offering costs incurred by the Company, its Advisor and its affiliates on behalf of the Company are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fees) of the Company may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fees) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. See Note 9 — Related Party Transactions and Arrangements for additional information.
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for employee share based payments. The expense for such awards are included in general and administrative expenses and are recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 11 — Share-Based Compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income to its stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. The Company is not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect its ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to the Company's qualification as a REIT. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2017, 2016 and 2015. From a U.S. federal income tax perspective, 100% of distributions, or $1.51 per share, for the years ended December 31, 2017, 2016 and 2015 represented a return of capital. Even

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
As of December 31, 2017, the Company had no material uncertain tax positions. The tax years subsequent to and including December 31, 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
The Company calculates basic income (loss) per share of common stock by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as OP units, Class B units and unvested restricted stock (assuming such units are not antidilutive), based on, the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 12 — Net Loss Per Share for additional information.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing and management of properties. Management evaluates the operating performance of the Company's investments in real estate at the individual property level.
Recently Issued Accounting Pronouncements
Adopted as of December 31, 2017:
In October 2016, the FASB issued accounting standards Update ("ASU") No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control, which provides guidance relating to interest held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a variable interest entity ("VIE"). The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The provisions of this guidance became effective on January 1, 2017, and upon adoption, the Company determined that there was no impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company adopted this guidance effective December 31, 2017, using a retrospective transition method. As a result, the Company adjusted its statements of cash flows for the year ended December 31, 2016 to include $2.2 million of restricted cash in the ending cash balance and remove the transfer of this amount between cash and restricted cash from operating activities for the year ended December 31, 2016.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance on January 1, 2017, however it had no acquisitions in 2017 in which to apply the new provisions of this standard.
Pending Adoption as of December 31, 2017:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

approach. The Company adopted this guidance effective January 1, 2018 under the modified retrospective approach and it did not have an impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance on January 1, 2018 and there was no material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company is a lessee for a property in which it has a ground lease as of December 31, 2017. For this lease, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted this new guidance effective January 1, 2018, with reclassification of prior period amounts where applicable, and it does not expect the provisions to have a significant impact on the consolidated statement of cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The Company adopted this guidance effective January 1, 2018. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 3 — Real Estate Investments
There were no acquisitions during the year ended December 31, 2017. The following table presents the allocation of real estate assets acquired and liabilities assumed during the years ended December 31, 2016 and 2015.

(Dollar amounts in thousands)	2016	2015
Real estate investments, at cost:
Land	$—	$50,064
Building and improvements	148,647	182,917
Total tangible assets	148,647	232,981
Acquired intangibles:
In-place leases	27,433	33,380
Above-market lease assets	5,230	884
Below-market lease liabilities	(5,277)	(14,245)
Below-market ground lease asset	2,482	—
Total intangible assets, net	29,868	20,019
Total assets acquired, net	178,515	253,000
Mortgage notes payable used to acquire real estate investments	(99,000)	(96,000)
Other assets acquired	—	458
Other liabilities assumed	(353)	(429)
Cash paid for acquired real estate investment	$79,162	$157,029
Number of properties purchased	1	1
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

	Year Ended December 31,
(In thousands, except per share data)	2016	2015
Pro forma revenues (1)	$57,089	$51,694
Pro forma net loss (1)	$(18,636)	$(20,695)
Basic and diluted pro forma net loss per share	$(0.61)	$(0.75)
________________________

(1)
For the year ended December 31, 2016, aggregate revenues and net loss (excluding acquisition and transaction-related expenses) derived from the Company's acquisitions (for the Company's period of ownership) were $11.4 million and $3.0 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

The following table presents future minimum base cash rental payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2018	$48,115
2019	47,104
2020	42,987
2021	39,002
2022	33,941
Thereafter	108,063
$319,212
The following table lists the tenant whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2015. As of December 31, 2017 and 2016 there were no tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

		December 31,
Property Portfolio	Tenant	2015
123 William Street	Planned Parenthood Federation of America, Inc.	10.7%
The termination, delinquency or non-renewal of this lease may have a material adverse effect on the Company's revenues.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$62,142	$22,147	$39,995	$65,544	$14,045	$51,499
Other intangibles	31,447	3,767	27,680	31,447	2,601	28,846
Below-market ground lease	2,482	76	2,406	2,482	27	2,455
Above-market leases	9,883	2,955	6,928	10,025	1,618	8,407
Acquired intangible assets	$105,954	$28,945	$77,009	$109,498	$18,291	$91,207
Intangible liabilities:
Below-market lease liabilities	$34,068	$9,315	$24,753	$34,471	$5,943	$28,528

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Amortization of in-place leases and other intangibles (1)	$12,669	$13,247	$9,596
Amortization and (accretion) of above- and below-market leases, net (2)	$(2,296)	$(2,403)	$(2,476)
Amortization of below-market ground lease (3)	$49	$27	$—
________________
(1) Reflected within depreciation and amortization expense.
(2) Reflected within rental income.
(3) Reflected within property operating expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of December 31, 2017:

(In thousands)	2018	2019	2020	2021	2022
In-place leases	$9,899	$8,260	$6,481	$5,188	$3,816
Other intangibles	1,165	1,165	1,165	937	708
Total to be included in depreciation and amortization	$11,064	$9,425	$7,646	$6,125	$4,524

Above-market lease assets	$1,416	$1,266	$1,144	$1,064	$847
Below-market lease liabilities	(3,527)	(3,049)	(2,635)	(2,328)	(1,789)
Total to be included in rental income	$(2,111)	$(1,783)	$(1,491)	$(1,264)	$(942)
Note 4 — Investment Securities
As of December 31, 2017, the Company had no investment securities. As of December 31, 2016, the Company had an investment in an equity security with a fair value of $0.5 million. The equity security consisted of a mutual fund managed by an affiliate of the Sponsor. See Note 9 — Related Party Transactions and Arrangements. This investment was considered to be an available-for-sale security and therefore increases or decreases in the fair value of this investment were recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the security was considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense. In addition, the unrealized gain or loss recorded in accumulated other comprehensive income (loss) was reversed on the date of the sale. On June 15, 2017, the Company redeemed its investment in equity securities at approximately $491,000 with a cost basis of approximately $467,000 and realized approximately $24,000 gain in the year ended December 31, 2017. As of December 31, 2015, the Company had determined its investment in this equity security was other-than-temporarily impaired. For the year ended December 31, 2015, the Company recorded an other-than-temporary impairment charge of $0.1 million, which is reflected on the consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges during the years ended December 31, 2017 and 2016.
The following table details the realized and unrealized gains and losses on the investment security by security type as of December 31, 2016:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Equity security	$467	$10	$—	$477

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 5 — Mortgage Notes Payable, Net
The Company's mortgage notes payable as of December 31, 2017 and 2016 are as follows.

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2017	2016	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$96,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
Mortgage notes payable, gross	2	239,000	195,000	4.61%
Less: deferred financing costs, net (2)	—	(5,483)	(3,672)	—
Mortgage notes payable, net	2	$233,517	$191,328	4.61%
_____________________

(1)
The Company entered into a loan agreement with Barclays Bank PLC, in the amount of $140.0 million, on March 6, 2017. A portion of the proceeds from the loan was used to repay the outstanding principal balance of approximately $96.0 million on the existing mortgage loan secured by the property. At closing, the lender placed $24.8 million of the proceeds in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of December 31, 2017, $4.9 million of the proceeds remained in escrow and is included in restricted cash on the consolidated balance sheet.

(2)
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

Real estate assets of $448.1 million, at cost (net of below-market lease liabilities), at December 31, 2017 have been pledged as collateral to the Company's mortgage notes payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2017:

(In thousands)	Future Minimum Principal Payments
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	239,000
Total	$239,000
The Company's mortgage notes payable require compliance with certain property-level debt covenants. As of December 31, 2017, the Company was in compliance with the debt covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

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
On June 15, 2017, the Company redeemed its investment in an equity security (see Note 4 — Investment Securities). As of December 31, 2016, the Company had an investment in a real estate income fund that was traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified this investment as Level 1 in the fair value hierarchy.
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
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2016.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

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

		December 31, 2017		December 31, 2016
(In thousands)	Level	Gross Principal	Fair Value	Gross Principal	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$147,531	*	*
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$100,036	$99,000	$98,000
* The fair value of the mortgage note payable at December 31, 2016 was estimated to be equivalent to its carrying value. This mortgage note payable was repaid on March 6, 2017 and replaced by a new loan agreement (see Note 5 — Mortgage Notes Payable).

Note 7 — Common Stock
As of December 31, 2017, the Company had 31.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $776.0 million, inclusive of $64.5 million from the DRIP and net of repurchases. As of December 31, 2016, the Company had 30.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross process of $764.8 million, inclusive of $46.0 million from the DRIP and net of repurchases.
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
On February 27, 2018, the Company's board of directors unanimously authorized a suspension of the distributions the Company pays to holders of the Company’s common stock, effective as of March 1, 2018 (see Note 14 — Subsequent Events for additional information).
Share Repurchase Program
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
On October 24, 2016, the Company's board of directors approved an Estimated Per-Share NAV, and, on October 25, 2017, the Company's board of directors approved the 2017 Estimated Per-Share NAV.
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
December 31, 2017, 2016 and 2015

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
When a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2017.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Year ended December 31, 2015	183,780	23.63
Year ended December 31, 2016	461,555	23.62
Year ended December 31, 2017 (1)	359,458	20.41
Cumulative repurchases as of December 31, 2017	1,004,793	$22.48
____________________
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted average price per share of $21.25. Excludes rejected repurchase requests received during 2016 with respect to 902,420 shares for $18.1 million at an average price per share of $20.03. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the six months ended December 31, 2017. In January 2018, the Company's board of directors approved the repurchase requests made during the period from July 1, 2017 to December 31, 2017 (see Note 14 — Subsequent Events for additional information). No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 8 — Commitments and Contingencies
Ground Lease
The Company entered into a ground lease agreement related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Cash Rent Payments- Ground Lease
2018	$4,746
2019	4,746
2020	4,746
2021	4,746
2022	4,746
Thereafter	216,738
Total	$240,468
The Company incurred ground rent expense of $4.9 million and $2.6 million during the years ended December 31, 2017 and 2016, respectively. The Company incurred no ground rent expense during the year ended December 31, 2015.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2017, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the Company's Executive Chairman, Chief Executive Officer, President and Secretary). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant's motion. The Advisor informed the Company that the Advisor believes the suit is without merit and intends to defend against it vigorously.
During the year ended December 31, 2016, the Company sold its investment in a mutual fund managed by an affiliate of the Sponsor. The Company recognized income from investment securities managed by an affiliate of the Sponsor of approximately $6,000 and $42,000, respectively, during the years ended December 31, 2016 and 2015. There was no income or loss recorded investment securities recorded during the year ended December 31, 2017.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Former Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager was paid up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Former Dealer Manager was able to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer had the option to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). Total selling commissions and dealer manager fees incurred from the Former Dealer Manager were $22.4 million for the year ended December 31, 2015. There were no such amounts in 2016 and 2017 and there were no amounts payable as of December 31, 2017 and 2016.
The Advisor and its affiliates were paid compensation and reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company, the Advisor and affiliated entities of the Advisor on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets through the end of the IPO. Subsequent to the closing of the IPO, transfer agent and other professional fees are recognized as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Fees and expense reimbursements from the Advisor and affiliates of Former Dealer Manager were $5.2 million for the year ended December 31, 2015. There were no such amounts in 2016 and 2017 and there were no amounts receivable as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million, respectively. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. During the year ended December 31, 2017, the Advisor paid the Company the total amount owed to the Company related to excess offering and related costs.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. These acquisition expenses may also include insourced expenses for services performed by the Advisor or its affiliates. Such insourced expenses are fixed initially at, and may not exceed, 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. During the year ended December 31, 2017, the Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor. During the year ended December 31, 2016, the Company incurred acquisition fees and acquisition expense reimbursements of $3.6 million, which is net of $0.6 million in acquisition expense reimbursements which were waived by the Advisor.
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
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2017, the Company's board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying an asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $5.5 million, $4.7 million and $1.0 million in cash asset management fees during the years ended December 31, 2017, 2016 and 2015, respectively.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company incurred approximately $0.6 million, $0.5 million and $0.2 million in property management fees during the years ended December 31, 2017, 2016 and 2015, respectively.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement shall be made for salaries, bonuses or benefits to be paid to the Company's executive officer. Total reimbursement of costs and expenses for the years ended December 31, 2017, 2016 and 2015 were $3.8 million, $1.7 million and $0.5 million, respectively.
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the year ended December 31, 2017, the fees for services from DST are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.
The following table details amounts incurred, waived and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,						Payable (Receivable)
(In thousands)	2017		2016		2015		as of December 31,
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2017		2016
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$3,600	$646	$5,060	$—	$—		$(646)
Financing coordination fees	1,050	—	743	—	825	—	—		—
Ongoing fees:
Operating fees incurred from related parties	6,039	—	5,179	—	1,145	204	(18)	(1)	(24)
Professional fees and other reimbursements	4,019	—	1,795	—	1,140	—	323	(2)	167
Distributions on Class B units	241	—	241	—	122	—	20	(3)	—
Total related party operation fees and reimbursements	$11,349	$—	$11,558	$646	$8,292	$204	$325		$(503)
____________________

(1)	The receivable balance is included in prepaid expenses and other assets on the consolidated balance sheet.

(2)
Represents a payable balance of approximately $364,000, offset with a receivable balance of approximately $21,000. The payable balance is included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet. The receivable balance is included in prepaid expenses and other assets on the consolidated balance sheet.

(3)	The payable balance is included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.
Fees and Participations Paid in Connection with Liquidation or Listing
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2017, 2016 or 2015.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2017, 2016 or 2015.
Upon a liquidation or sale of all or substantially all assets, including through a merger or sale of stock of the Company, the Special Limited Partner will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax noncompounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2017, 2016 or 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the years ended December 31, 2017, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company's market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the years ended December 31, 2017, 2016 or 2015.
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
Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”). Until an amendment to the RSP in August 2017, (the "RSP Amendment"), the RSP provided for the automatic grant of 1,333 restricted shares of common stock ("restricted shares") to each of the independent directors. Following the RSP Amendment, the number of restricted shares to be issued automatically in those circumstances is equal to $30,000 divided by the then-current Estimated Per-Share NAV. In November 2017, the RSP was amended and restated to reflect the RSP Amendment and certain clarifying changes.
These automatic grants are made without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of five-year period following the grant date in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares granted as awards under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
December 31, 2017, 2016 and 2015

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
The following table displays restricted share award activity during the years ended December 31, 2017, 2016 and 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	3,999	$22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeited	(1,333)	22.50
Unvested, December 31, 2015	4,799	22.50
Granted	5,332	22.50
Vested	(1,066)	22.50
Unvested, December 31, 2016	9,065	22.50
Granted	4,233	21.25
Vested	(2,133)	22.50
Unvested, December 31, 2017	11,165	22.14
As of December 31, 2017 and 2016, the Company had $0.2 million and $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. As of December 31, 2017 and 2016, that cost is expected to be recognized over a weighted-average period of 3.6 and 3.8 years, respectively. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $74,000, $61,000 and $26,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2017, 2016 and 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Net loss (In thousands)	$(23,073)	$(19,765)	$(15,785)
Basic and diluted weighted average shares outstanding	31,042,307	30,668,238	27,599,363
Basic and diluted net loss per share	$(0.74)	$(0.64)	$(0.57)
The Company had the following potentially dilutive securities as of December 31, 2017, 2016 and 2015, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Unvested restricted stock	11,165	9,065	4,799
OP Units	90	90	90
Class B units	159,159	159,159	159,159
Total potentially dilutive securities	170,414	168,314	164,048
Note 13 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016.

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$14,583	$14,545	$14,475	$14,821
Net loss	$(4,786)	$(5,362)	$(5,877)	$(7,048)
Weighted average shares outstanding	30,814,927	30,944,077	31,106,250	31,297,963
Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.19)	$(0.23)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$8,506	$10,053	$14,408	$14,640
Net loss	$(3,405)	$(6,401)	$(4,369)	$(5,589)
Weighted average shares outstanding	30,562,487	30,785,076	30,556,494	30,769,015
Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.14)	$(0.18)

Note 14 — Subsequent Events
Approval of Share Repurchases
In January 2018, the Company's board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which was equal to 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 7 — Common Stock for additional information on the SRP.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Tender Offer
On January 29, 2018, Comrit Investments 1, Limited Partnership (“Comrit”) commenced an unsolicited offer to the Company's stockholders, which was subsequently amended on February 22, 2018 and March 2, 2018 (the "Comrit Offer"). As amended, the Comrit Offer is an offer to purchase up to 124,844 shares of the Company’s common stock at a price of $16.02 per share in cash and expires on March 20, 2018 (unless extended).
In response to the Comrit Offer, on February 6, 2018 the Company commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “Offer”). The Company made the Offer in order to deter Comrit and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Under the Offer, the Company has offered to purchase up to 140,000 shares of the Company’s common stock for cash at a purchase price equal to $17.03 per share, or approximately $2.4 million, in the aggregate. Unless extended or withdrawn, the Offer, proration period and withdrawal rights will expire at 11:59 p.m. Eastern Time, on March 20, 2018. The Company's board of directors suspended the SRP. We will not accept any repurchase requests under the SRP during the pendency of the Offer.
Suspension of Distributions
On February 27, 2018, the Company's board of directors unanimously authorized a suspension of the distributions the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. The Company's board of directors will continue to evaluate the Company's performance and expects to assess our distribution policy no sooner than February 2019.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2017
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2017 (1) (2)	Accumulated Depreciation (3) (4)
421 W. 54th Street - Hit Factory	NY	6/13/2014	$—	$4,723	$1,757	$—	$6,480	$157
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	—	10,653	55,682	86	66,421	4,647
200 Riverside Blvd - ICON Garage	NY	9/24/2014	—	13,787	5,510	—	19,297	448
9 Times Square	NY	11/5/2014	—	54,153	76,454	19,251	149,858	9,288
123 William Street	NY	3/27/2015	140,000	50,064	182,917	20,960	253,941	15,595
1140 Avenue of the Americas	NY	6/15/2016	99,000	—	148,647	3,195	151,842	5,847
			$239,000	$133,380	$470,967	$43,492	$647,839	$35,982
____________

(1)	Acquired intangible assets allocated to individual properties in the amount of $106.0 million are not reflected in the table above.

(2)	The gross tax basis of aggregate land, buildings and improvements as of December 31, 2017 is $696.4 million (unaudited).

(3)	The accumulated depreciation column excludes $28.9 million of amortization associated with acquired intangible assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2017, 2016 and 2015:

	December 31,
(In thousands)	2017	2016	2015
Real estate investments, at cost:
Balance at beginning of year	$635,447	$469,962	$222,805
Additions-acquisitions	—	148,647	232,981
Capital expenditures	12,392	16,838	14,176
Disposals	—	—	—
Balance at end of the year	$647,839	$635,447	$469,962

Accumulated depreciation:
Balance at beginning of year	$19,598	$7,966	$843
Depreciation expense	16,384	11,632	7,123
Disposals	—	—	—
Balance at the end of the year	$35,982	$19,598	$7,966