Form 10-Q
period 2018-03-31
American Realty Capital New York City REIT, Inc.
filed 2018-05-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2018, the registrant had 31,341,658 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	515,058	514,459
Acquired intangible assets	104,471	105,954
Total real estate investments, at cost	752,909	753,793
Less accumulated depreciation and amortization	(71,382)	(64,926)
Total real estate investments, net	681,527	688,867
Cash and cash equivalents	26,935	39,598
Restricted cash	8,156	7,618
Prepaid expenses and other assets (including amounts due from related parties of $46 and $39 at March 31, 2018 and December 31, 2017, respectively)	18,635	17,721
Deferred leasing costs, net	6,465	6,646
Total assets	$741,718	$760,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net	$233,570	$233,517
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $204 and $568 at March 31, 2018 and December 31, 2017, respectively)	12,103	11,406
Below-market lease liabilities, net	23,755	24,753
Deferred revenue	5,411	5,255
Distributions payable	3	4,035
Total liabilities	274,842	278,966

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 31,341,658 and 31,382,120 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	313	314
Additional paid-in capital	691,424	691,775
Accumulated deficit	(224,861)	(210,605)
Total stockholders' equity	466,876	481,484
Total liabilities and stockholders' equity	$741,718	$760,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$14,033	$13,043
Operating expense reimbursements and other revenue	1,196	1,500
Total revenues	15,229	14,543

Operating expenses:
Property operating	6,856	6,596
Operating fees incurred from related parties	1,483	1,538
Acquisition and transaction related	—	6
General and administrative	3,004	1,576
Depreciation and amortization	7,731	6,997
Total operating expenses	19,074	16,713
Operating loss	(3,845)	(2,170)
Other income (expense):
Interest expense	(2,803)	(2,665)
Other income	64	49
Total other expense	(2,739)	(2,616)
Net loss	$(6,584)	$(4,786)

Other comprehensive income (loss):
Unrealized gain on investment securities	—	6
Comprehensive loss	$(6,584)	$(4,780)

Basic and diluted weighted average shares outstanding	31,431,555	30,814,927
Basic and diluted net loss per share	$(0.21)	$(0.16)
Dividends declared per common share	$0.24	$0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	31,382,120	$314	$691,775	$(210,605)	$481,484
Common stock issued through distribution reinvestment plan	208,845	1	4,230	—	4,231
Common stock repurchases	(249,307)	(2)	(4,598)	—	(4,600)
Share-based compensation	—	—	17	—	17
Distributions declared	—	—	—	(7,672)	(7,672)
Net loss	—	—	—	(6,584)	(6,584)
Balance, March 31, 2018	31,341,658	$313	$691,424	$(224,861)	$466,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,584)	$(4,786)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,731	6,997
Amortization of deferred financing costs	153	652
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)	(539)
Share-based compensation	17	12
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(914)	(2,756)
Accounts payable, accrued expenses and other liabilities	(2,209)	525
Deferred revenue	156	1,410
Net cash (used in) provided by operating activities	(2,260)	1,515
Cash flows from investing activities:
Capital expenditures	(76)	(2,035)
Net cash used in investing activities	(76)	(2,035)
Cash flows from financing activities:
Proceeds from mortgage note payable	—	140,000
Payment of mortgage note payable	—	(96,000)
Payments of financing costs	(100)	(2,931)
Distributions paid	(7,473)	(6,661)
Repurchases of common stock	(2,216)	(5,576)
Net cash (used in) provided by financing activities	(9,789)	28,832
Net change in cash, cash equivalents and restricted cash	(12,125)	28,312
Cash, cash equivalents and restricted cash, beginning of period	47,216	49,821
Cash, cash equivalents and restricted cash, end of period	$35,091	$78,133

Supplemental Disclosures:
Cash paid for interest	$1,884	$1,557

Non-Cash Investing and Financing Activities:
Distributions payable	3	3,956
Accrued capital expenditures	523	97
Common stock issued through distribution reinvestment plan	4,231	4,795
Accrued repurchases of common stock	2,384	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership L.P., (the "OP") and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of March 31, 2018, the Company owned six properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $686.1 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of March 31, 2018, the Company had 31.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the dividend reinvestment plan ("DRIP"), and had received total gross proceeds from the IPO of $776.0 million, inclusive of $68.8 million from the DRIP and net of repurchases.
On October 25, 2017, the Company's board of directors approved an estimated net asset value per share of its common stock ("Estimated Per-Share NAV") as of June 30, 2017 (the "2017 Estimated Per-Share NAV"), which was published on October 26, 2017. This was the first annual update of Estimated Per-Share NAV the Company has published. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2018. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of March 31, 2018 or December 31, 2017.
Reclassifications
The presentation of prior year restricted cash on the Company's consolidated statements of cash flows, related to the adoption of a new accounting standard in 2017 has been changed to conform to the current year presentation.
Recently Issued Accounting Pronouncements
Adopted as of March 31, 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018, under the modified retrospective approach. The new guidance did not have an impact on the Company's consolidated financial statements, primarily as a result of revenue being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard is adopted.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and there was no impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted this new guidance effective January 1, 2018, and it did not have an impact on the Company's consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance on January 1, 2017, however it had no acquisitions in in the three months ended March 31, 2018 or the year ended December 31, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 and it did not have an impact on the Company's consolidated financial statements. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result,

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Pending Adoption as of March 31, 2018:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which was approved in March 2018, and allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. If certain criteria are met, non-lease components such as reimbursed expenses, may continue to be classified as leasing income. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for a property in which it has a ground lease as of March 31, 2018. For this lease, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2018 or 2017.

Future Minimum Cash Rent

The following table presents future minimum base cash rental payments due to the Company subsequent to March 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
2018 (remainder)	$36,080
2019	47,550
2020	43,443
2021	39,547
2022	36,003
Thereafter	121,273
$323,896

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Significant Tenants
As of March 31, 2018 and 2017, there were no tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$60,659	$23,637	$37,022	$62,142	$22,147	$39,995
Other intangibles	31,447	4,058	27,389	31,447	3,767	27,680
Below-market ground lease	2,482	88	2,394	2,482	76	2,406
Above-market leases	9,883	3,331	6,552	9,883	2,955	6,928
Acquired intangible assets	$104,471	$31,114	$73,357	$105,954	$28,945	$77,009
Intangible liabilities:
Below-market lease liabilities	$33,621	$9,866	$23,755	$34,068	$9,315	$24,753
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Amortization of in-place leases and other intangibles (1)	$3,264	$3,080
Amortization and (accretion) of above- and below-market leases, net (2)	$(622)	$(551)
Amortization of below-market ground lease (3)	$12	$12
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2018:

(In thousands)	2018 (April 1- December 31)	2019	2020	2021	2022
In-place leases	$6,926	$8,260	$6,481	$5,188	$3,816
Other intangibles	1,051	1,165	1,165	937	708
Total to be included in depreciation and amortization	$7,977	$9,425	$7,646	$6,125	$4,524

Above-market lease assets	$1,040	$1,266	$1,144	$1,064	$847
Below-market lease liabilities	(2,528)	(3,049)	(2,635)	(2,328)	(1,789)
Total to be included in rental income	$(1,488)	$(1,783)	$(1,491)	$(1,264)	$(942)

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company's mortgage notes payable as of March 31, 2018 and December 31, 2017 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2018	December 31, 2017	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
Mortgage notes payable, gross	2	239,000	239,000	4.50%
Less: deferred financing costs, net (2)	—	(5,430)	(5,483)	—%
Mortgage notes payable, net	2	$233,570	$233,517	4.50%
_____________________

(1)
The Company entered into a loan agreement with Barclays Bank PLC, in the amount of $140.0 million, on March 6, 2017. A portion of the proceeds from the loan was used to repay the outstanding principal balance of approximately $96.0 million on the existing mortgage loan secured by the property. At closing, the lender placed $24.8 million of the proceeds in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of March 31, 2018, $4.9 million of the proceeds remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet.

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

Real estate assets of $447.5 million, at cost (net of below-market lease liabilities), at March 31, 2018 have been pledged as collateral to the Company's mortgage notes payable and are not available to satisfy the Company's other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2018:

(In thousands)	Future Minimum Principal Payments
2018 (remainder)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	239,000
Total	$239,000
The Company's mortgage notes payable require compliance with certain property-level debt covenants. As of March 31, 2018, the Company was in compliance with the debt covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Financial Instruments Carried at Fair Value
As of March 31, 2018 and December 31, 2017, the Company did not have any financial instruments measured at fair value on a recurring basis.
Financial Instruments Not Carried at Fair Value
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

		March 31, 2018		December 31, 2017
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$144,281	$140,000	$147,531
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$98,006	$99,000	$100,036
Note 6 — Common Stock
As of March 31, 2018 and December 31, 2017, the Company had 31.3 million and 31.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
In May 2014, the board of directors of the Company authorized, and the Company began paying, a monthly distribution equivalent to $1.5125 per annum, per share of common stock. The distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, the Company's board of directors unanimously authorized a suspension of the distributions the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. The Company's board of directors will continue to evaluate the Company's performance and expects to assess its distribution policy no sooner than February 2019.
On February 6, 2018, in response to an unsolicited offer to the Company's stockholders, the Company commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “Offer”). The Company made the Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company's common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Under the Offer, the Company offered to purchase up to 140,000 shares of its common stock for cash at a purchase price equal to $17.03 per share. In connection with the Offer, the Company's board of directors suspended the Company's share repurchase

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

program ("SRP") during the pendency of the Offer. The Offer expired on March 20, 2018 and, in accordance with the terms of the Offer, the Company accepted for purchase 139,993 shares for a total cost of approximately $2.4 million, which was paid in April 2018. On April 26, 2018, the Company's board of directors reactivated the SRP.
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
On October 24, 2016, the Company's board of directors approved the 2016 Estimated Per-Share NAV, at which point the repurchase price under the SRP became based on Estimated Per-Share NAV rather than the price paid to acquire the shares. On October 25, 2017, the Company's board of directors approved the 2017 Estimated Per-Share NAV.
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
Prior to the amendment and restatement of the SRP, the purchase price per share for requests other than for death or disability under the SRP depended on the length of time investors had held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

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
When a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Numbers of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Three months ended March 31, 2018 (2)	109,314	20.26
Cumulative repurchases as of March 31, 2018	1,114,107	22.26
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
(2) In January 2018, the Company's board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26.
Note 7 — Commitments and Contingencies
Ground Lease
The Company entered into a ground lease agreement related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$3,560
2019	4,746
2020	4,746
2021	4,746
2022	4,746
Thereafter	216,738
Total	$239,282
The Company incurred ground rent expense of $1.2 million during the three months ended March 31, 2018 and 2017.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 8 — Related Party Transactions and Arrangements
As of March 31, 2018, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the Company's Executive Chairman, Chief Executive Officer, President and Secretary). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant's motion. The Advisor informed the Company that the Advisor believes the suit is without merit and intends to defend against it vigorously.
Fees and Participations Paid in Connection with the Operations of the Company
Acquisition Fees
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company's behalf, regardless of whether the Company actually acquires the related assets. These acquisition expenses may also include insourced expenses for services performed by the Advisor or its affiliates. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor during the three months ended March 31, 2018 and 2017.
Financing Coordination Fees
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
Asset Management Fees and Variable Management/Incentive Fees
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the "economic hurdle;" (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company's independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the "performance condition"). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

B Units, whether vested or unvested, at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2018, the Company's board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying an asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company's assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.4 million in cash asset management fees during the three months ended March 31, 2018 and 2017.
Property Management Fees
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company incurred approximately $0.1 million and $0.2 million in property management fees during the three months ended March 31, 2018 and 2017, respectively. On April 13, 2018, the Company amended its existing property management agreement with the Property Manager (see Note 12 — Subsequent Events for further discussion).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor.
Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement shall be made for salaries, bonuses or benefits to be paid to the Company's executive officers. Total reimbursement of costs and expenses for the three months ended March 31, 2018 and 2017 were $1.1 million and $0.6 million, respectively.
The following table details amounts incurred in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2018	2017	March 31, 2018		December 31, 2017
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—		$—
Financing coordination fees	—	1,050	—		—
Ongoing fees:
Operating fees incurred from related parties	1,483	1,538	(46)	(2)	(18)	(2)
Professional fees and other reimbursements (1)	1,161	706	204	(3) (4)	527	(3) (4)
Distributions on Class B units (1)	39	59	—		20	(4)
Total related party operation fees and reimbursements	$2,683	$3,353	$158		$529

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

_____________________

(1)	Amounts for the three months ended March 31, 2018 and 2017 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(2)	Included in prepaid expenses and other assets on the unaudited and audited consolidated balance sheets, respectively.

(3)
Balance includes costs which were incurred and accrued due to ANST and a subsidiary of RCAP which were related parties of the Company. See above for further details on the status of the ANST and RCAP relationship.

(4)	Included in accounts payable, accrued expense and other liabilities on the unaudited and audited consolidated balance sheets, respectively.
Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees and Brokerage Commissions
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2018 and 2017.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2018 and 2017.
Subordinated Participation in Real Estate Sales
Upon a liquidation or sale of all or substantially all assets, including through a merger or sale of stock of the Company, the Special Limited Partner will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2018 and 2017.
Fees Incurred in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2018 and 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Termination Fees

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company's market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three months ended March 31, 2018 and 2017.
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
The following table displays restricted share award activity during the three months ended March 31, 2018:

	Number of Restricted Shares	Weighted Average Issue Price
Unvested, December 31, 2017	11,165	$22.14
Vested	(267)	22.50
Unvested, March 31, 2018	10,898	22.01
As of March 31, 2018, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.4 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $16,581 and $12,083 for the three months ended March 31, 2018 and 2017, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2018 or 2017.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net loss (in thousands)	$(6,584)	$(4,786)
Basic and diluted weighted average shares outstanding	31,431,555	30,814,927
Basic and diluted net loss per share	$(0.21)	$(0.16)
The Company had the following potentially dilutive securities as of March 31, 2018 and 2017, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock	10,898	8,798
OP units	90	90
Class B units	159,159	159,159
Total potentially dilutive securities	170,147	168,047
Note 12 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
New Loan Agreement
On April 13, 2018, two wholly owned subsidiaries (the “Borrowers”) of the OP, entered into a loan agreement (the “Loan Agreement”) with Societe Generale (the “Lender”). The Loan Agreement provides for a $50.0 million loan (the “Loan”) with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, mortgage liens on two of the Company’s previously unencumbered properties, the retail condominiums located at 400 E. 67th Street, New York, New York (the “Laurel Condominium”) and a parking garage condominium unit located at 200 Riverside Boulevard, New York, New York (the “Riverside Garage,” together with the Laurel Condominium, the “Mortgaged Properties”). The Loan Agreement permits the Lender to securitize the Loan or any portion thereof.
At the closing of the Loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the Loan Agreement, with approximately $47.1 million in net proceeds remaining available to the Company to be used for general corporate purposes, including to make future acquisitions. From and after May 1, 2019, the Loan may be prepaid at any time in whole, but not in part, subject to certain conditions and limitations, including payment of a yield maintenance prepayment premium for any prepayments made prior to the March 2028 monthly payment date. From and after May 1, 2019, any Mortgaged Property may, subject to certain conditions and limitations, be released from the Loan in connection with a sale or disposition of the Mortgaged Property to a bona-fide third party by prepayment of an amount equal to 115% of the portion of the Loan allocated to the Mortgaged Property sold or disposed, plus any applicable yield maintenance prepayment premium. In addition, from and after May 1, 2019 and prior to May 1, 2028, the Riverside Garage (but not the Laurel Condominium) may be released from the Loan, subject to certain conditions and limitations, by simultaneously substituting another property (or properties) for the Riverside Garage. The OP has guaranteed, pursuant to a guaranty in favor of the Lender (the “Guaranty”), certain enumerated recourse liabilities of the Borrowers under the Loan Agreement and, from and after certain events of defaults and other breaches under the Loan Agreement as well as bankruptcies or similar events, payment of all amounts due to the Lender in respect of the Loan. The Guaranty also requires the OP to maintain a minimum net worth of $57.5 million and minimum liquid assets of $3.0 million.
Amendment to Existing Property Management Agreement and Entry into New Property Management Agreement
On April 13, 2018, in connection with the Loan, the Borrowers entered into a new Property Management and Leasing Agreement (the “New PMA”) with New York City Properties, LLC (the “Property Manager”) with respect to the Mortgaged Properties. With

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

respect to these properties, the substantive terms of the New PMA are identical to the terms of the existing Property Management and Leasing Agreement, dated as of April 24, 2014 (the “PMA”), among the Company and the Property Manager, except that the New PMA does not include provisions related to the management of hotels.
On April 13, 2018, concurrently with entering into the New PMAs, the Company and the Property Manager entered into an amendment to the PMA (the “PMA Amendment”). Prior to the PMA Amendment, the Property Manager had been retained, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the PMA Amendment, the Company’s properties that are subject to a separate property management agreement with the Property Manager (including the Mortgaged Properties) are no longer subject to the PMA (see Note 1 — Organization and Note 8 — Related Party Transactions and Arrangements for additional information on the Property Manager and the Company's affiliates.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the "SRP") and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	As of March 31, 2018, we owned only six properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.

We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of March 31, 2018, we owned six properties consisting of 1,085,084 rentable square feet acquired for an aggregate purchase price of $686.1 million.
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
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2017 Annual Report on Form 10-K. There have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2018:

Portfolio	Acquisition Date	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	12,327	100.0%	2.5
400 E. 67th Street - Laurel Condominium	Sept. 2014	58,750	100.0%	8.1
200 Riverside Boulevard - ICON Garage	Sept. 2014	61,475	100.0%	19.5
9 Times Square	Nov. 2014	167,390	69.1%	5.7
123 William Street	Mar. 2015	542,676	90.3%	7.6
1140 Avenue of the Americas	Jun. 2016	242,466	89.1%	4.0
		1,085,084	88.0%	6.2
_______________________________
(1) Remaining lease term in years as of March 31, 2018, calculated on a weighted-average basis, as applicable.

Results of Operations
As of March 31, 2018 and 2017, our overall portfolio occupancy was 88.0% and 86.7%, respectively, notwithstanding the fact that occupancy at our property located at 9 Times Square was 69.1% and 56.0% as of March 31, 2018 and 2017, respectively.
The following table is a summary of our quarterly leasing activity for the quarter ended March 31, 2018:

Q1 2018
Leasing activity:
Leases commenced	2
Total square feet leased	34,789
Annualized straight-line rent (1)	$41.69
Weighted average lease term (years)	13.0

Replacement leases:(2)
Replacement leases commenced	2
Square feet	30,449

Tenant improvements on replacement leases per square foot (3)	$23.39
Leasing commissions on replacement leases per square foot (3)	$7.49
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
Comparison of Three Months Ended March 31, 2018 and 2017
Rental Income
Rental income increased $1.0 million to $14.0 million for the three months ended March 31, 2018, from $13.0 million for the three months ended March 31, 2017, due to an increase in occupancy.
Operating Expense Reimbursements
Operating expense reimbursements decreased $0.3 million to $1.2 million for the three months ended March 31, 2018, compared to $1.5 million for the three months ended March 31, 2017, primarily due to our 123 William Street property.
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
Property Operating Expenses
Property operating expenses increased $0.3 million to $6.9 million for the three months ended March 31, 2018 from $6.6 million for the three months ended March 31, 2017. The increase is primarily due new lease commencements and the increased costs of maintaining our six properties including the costs of real estate taxes, utilities, and repairs and maintenance.
Operating Fees incurred from Related Parties
We incurred $1.5 million in fees for asset and property management services from our Advisor and Property Manager for the three months ended March 31, 2018 and 2017 (see Note 8 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor).
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the three months ended March 31, 2018. We incurred approximately $6,000 in acquisition and transaction related expenses for the three months ended March 31, 2017.

General and Administrative Expenses
General and administrative expenses increased $1.4 million to $3.0 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017, primarily related to an increase in general and administrative expense reimbursements incurred from our Advisor, as well as an increase in legal and proxy fees. General and administrative expense reimbursements incurred from our Advisor increased $0.5 million to $1.1 million for the three months ended March 31, 2018 compared to $0.6 million for the three months ended March 31, 2017. The legal and proxy fees contributed approximately $0.8 million to the increase in general and administrative expenses during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, which included approximately $0.4 million paid under an agreement entered into to settle the contested vote at our 2017 annual meeting of stockholders.
Depreciation and Amortization
Depreciation and amortization expense increased $0.7 million to $7.7 million for the three months ended March 31, 2018, compared to $7.0 million for the three months ended March 31, 2017. The increase was due to higher depreciable asset base due to capital improvements during the year ended December 31, 2017.
Interest Expense
Interest expense was $2.8 million for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and 2017, we had two loans outstanding with a combined gross balance of $239.0 million and weighted average effective interest rates of 4.50% and 4.61%, respectively.
Other Income
Other income increased approximately $15,000 to approximately $64,000 for the three months ended March 31, 2018, compared to approximately $49,000 three months ended March 31, 2017. The income primarily relates to interest earned on our cash balances during the periods.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities was $2.3 million during the three months ended March 31, 2018 and consisted of a net loss of $6.6 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash expenses of $7.3 million, which resulted in net cash inflows of $0.7 million. Net cash used in operating activities also included a $2.2 million decrease related to accounts payable and accrued expenses associated with operating activities and an increase in prepaid expenses and other assets of $0.9 million, primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by a net cash inflow of $0.2 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities.
During the three months ended March 31, 2017, net cash provided by operating activities was approximately $1.5 million and consisted of a net loss of $4.8 million adjusted for depreciation and amortization for tangible and intangible assets and other non-cash expenses of $7.1 million, which resulted in cash inflows of $2.3 million. Net cash provided by operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and a $0.5 million increase related to accounts payable and accrued expenses associated with operating activities. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $2.8 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Cash Flows from Investing Activities
Net cash used in investing activities of $0.1 million during the three months ended March 31, 2018 related to payments of capital expenditures relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $2.0 million during the three months ended March 31, 2017 related to payments of capital expenditures relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used in financing activities of $9.8 million during the three months ended March 31, 2018 related to distributions to stockholders of $7.5 million, payments of $0.1 million relating to financing costs and repurchases of common stock of $2.2 million.
Net cash provided by financing activities of $28.8 million during the three months ended March 31, 2017 primarily related to the proceeds from mortgage note payable of $140.0 million, which included $24.8 million of restricted cash required by the mortgage lender for leasing, tenant improvement and leasing commission reserves, partially offset by payment of mortgage note payable of $96.0 million, distributions to stockholders of $6.7 million, payments of $2.9 million relating to financing costs and repurchases of common stock of $5.6 million.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $26.9 million as compared to $39.6 million as of December 31, 2017. Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations, acquisitions, potential future distributions to our stockholders and repurchases under our SRP.
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
We had historically used the net proceeds from our IPO to fund acquisitions and distributions, as well as for other corporate purposes. However, this source is no longer available to us. Therefore, we expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations, the operations of properties that may be acquired in the future and proceeds from financings and believe that we will have sufficient cash flow to meet our operating needs over the next year. We expect that cash retained by the suspension of distributions noted above will facilitate capital expenditures related to tenant improvements, new leases and lease renewals (including leasing commissions), and acquisitions in the New York City market. Additional sources of capital may also include proceeds from secured and unsecured financing from banks or other lenders. To the extent we are required to obtain additional financing we may not be able to do so on favorable terms or at all.
We have used mortgage financing to acquire two of our properties and expect to continue to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $322.4 and $403.1 million, respectively. As of March 31, 2018, our gross aggregate borrowings were $239.0 million with a weighted average interest rate of 4.50%. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
On April 13, 2018, two wholly owned subsidiaries of the OP, entered into a loan agreement (the “Loan Agreement”) with Societe Generale (the “Lender”). The Loan Agreement provides for a $50.0 million loan (the “Loan”) with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, mortgage liens on two of our previously unencumbered properties. For additional information, see Note 12 - Subsequent Events to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
We have no future scheduled principal payments on our mortgage notes payable (including the Loan) for the remainder of 2018 or for the year ended December 31, 2019.
On February 6, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer (as amended, the “Offer”). Under the Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share. In connection with the Offer, the Company's board of directors suspended the Company's share repurchase program ("SRP") during the pendency of the Offer. The Offer expired on March 20, 2018, and, in accordance with the terms of the Offer, we accepted for purchase 139,993 shares for a total cost of approximately $2.4 million. Payment of this amount and related costs was made in April 2018 and funded using cash on hand. On April 26, 2018, the Company's board of directors reactivated the SRP.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in the occupancy level across our portfolio as of March 31, 2018 of 88.0%, with occupancy at our 9 Times Square property increasing to 69.1% as of March 31, 2018 from 63.9% as of December 31, 2017. We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites will accelerate lease up and drive increased property value. We believe that certain tenant incentives, including free rent periods and tenant improvements, will drive occupancy rates higher and extend the average duration of our leases. While we will not receive cash during initial free rent periods, we are often able to negotiate longer, more attractive lease terms by having the flexibility to include such a feature. There can be no assurance, however, that these improvements will occur on a timely basis, or at all.
Capital Expenditures
For the three months ended March 31, 2018, we have funded $0.1 million of capital expenditures. The capital expenditures in 2017 were primarily related to 9 Times Square, 123 William Square and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

Three Months Ended
(In thousands)	March 31, 2018
Net loss (in accordance with GAAP)	$(6,584)
Depreciation and amortization	7,731
FFO	1,147
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)
Straight-line rent	(1,126)
Straight-line ground rent	27
MFFO	$(562)
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

Three Months Ended
(In thousands)	March 31, 2018
Net loss (in accordance with GAAP)	$(6,584)
Income from interest	(64)
General and administrative	3,004
Operating fees incurred from related parties	1,483
Depreciation and amortization	7,731
Interest expense	2,803
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)
Straight-line rent	(1,126)
Straight-line ground rent	27
Cash NOI	$6,664

Distributions
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying monthly distributions to stockholders of record at a rate equal to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. A tax loss for a particular year would preclude us from being required to comply with the 90% REIT distribution requirement for that year and may minimize or eliminate the need to make distributions in one or more subsequent years.
During the three months ended March 31, 2018, distributions paid to common stockholders totaled $11.7 million. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to the DRIP. During the three months ended March 31, 2018, we funded distributions from cash proceeds received from cash on hand, representing proceeds from secured mortgages financing. No cash flows from operations were used to fund distributions during the three months ended March 31, 2018. Net cash used in operating activities was approximately $2.3 million for this period.
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
If a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2018:

	Numbers of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Three months ended March 31, 2018 (2)	109,314	20.26
Cumulative repurchases as of March 31, 2018	1,114,107	22.26
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

(2) In January 2018, the Company's board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26.
Contractual Obligations
There were no material changes in the Company's contractual obligations at March 31, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Related-Party Transactions and Agreements
See Note 8 — Related Party Transactions and Arrangements to our accompanying consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Issuer Purchases of Equity Securities
As permitted under the SRP, as amended and restated on June 14, 2017 and effective as of July 14, 2017, our board of directors authorized, with respect to redemption requests received during the quarter ended March 31, 2018, the repurchase of all shares validly submitted for repurchase following the death or qualifying disability of a stockholder. When a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2018.

	Numbers of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Three months ended March 31, 2018 (2)	109,314	20.26
Cumulative repurchases as of March 31, 2018	1,114,107	22.26
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
(2) In January 2018, the Company's board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26.
Under the Offer, a tender offer we commenced on February 6, 2018, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share.The Offer expired on March 20, 2018, and, in accordance with the terms of the Offer, we accepted for purchase 139,993 shares for a total cost of approximately $2.4 million, which was paid in April 2018. In connection with the tender offer, our board of directors had suspended the SRP during the pendency of the tender offer. On April 26, 2018, the Company's board of directors reactivated the SRP.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 11, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Settlement Agreement dated as of February 9, 2018, by and among American Realty Capital New York City REIT, Inc., Cove Partners III LLC and the other signatories thereto.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith