Form 10-K/A
period 2017-12-31
American Realty Capital New York City REIT, Inc.
filed 2018-06-08
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends American Realty Capital New York City REIT, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 19, 2018 (the “Original Filing”). This Amendment No. 1 is being filed solely to include a statement inadvertently omitted by KPMG LLP (“KPMG”) from the filed version of KPMG’s report included in the Original Filing that states the Company was not required to have, nor did KPMG audit the Company’s internal control over financial reporting. The change to the filed version of KPMG’s report included in the Original Filing does not affect KPMG’s unqualified opinion on the Company’s consolidated financial statements included in the Original Filing and this Amendment No. 1.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes a new consent of KPMG LLP (Exhibit 23.1), new certifications from the Company’s principal executive officer (Exhibit 31.1) and principal financial officer (Exhibit 31.2) and new Section 1350 certifications (Exhibit 32) dated as of the date of filing of this Amendment No. 1.
This Amendment No. 1 amends the Original Filing, making only the amendments described above. No other amendments have been made to the Original Filing and the Company is not amending its consolidated financial statements or any other part of, or otherwise updating any other disclosures made in, the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K/A
Year Ended December 31, 2017

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

FORM 10-K/A
Year Ended December 31, 2017

PART II

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K/A.
PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-29 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K/A for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

21.1 (17)	List of Subsidiaries of American Realty Capital New York City REIT, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 (13)	Second Amended and Restated Share Repurchase Program effective as of July 14, 2017.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on April 21, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(3)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 6, 2015.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 submitted confidentially to the SEC on January 15, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2016.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2016.

(12)	Filed as an exhibit to the Company's Form 8-K filed with the SEC on March 10, 2017.

(13)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 14, 2017.

(14)	Filed as an exhibit to the Company's Form 8-K filed with the SEC on October 10, 2017.

(15)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

(16)	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on May 22, 2015.

(17)	Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2018.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of June, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	June 8, 2018
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2018
Katie P. Kurtz

/s/ Lee M. Elman	Independent Director, Audit Committee Chair, Conflicts Committee Chair	June 8, 2018
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Independent Director	June 8, 2018
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	June 8, 2018
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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