Form 10-Q
period 2018-06-30
American Realty Capital New York City REIT, Inc.
filed 2018-08-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55393
American Realty Capital New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 3, 2018, the registrant had 31,346,089 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	517,988	514,459
Acquired intangible assets	102,309	105,954
Total real estate investments, at cost	753,677	753,793
Less accumulated depreciation and amortization	(76,965)	(64,926)
Total real estate investments, net	676,712	688,867
Cash and cash equivalents	70,508	39,598
Restricted cash	7,181	7,618
Prepaid expenses and other assets (including amounts due from related parties of $9 and $39 at June 30, 2018 and December 31, 2017, respectively)	19,075	17,721
Deferred leasing costs, net	6,658	6,646
Total assets	$780,134	$760,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$281,542	$233,517
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $301 and $568 at June 30, 2018 and December 31, 2017, respectively)	10,329	11,406
Below-market lease liabilities, net	22,891	24,753
Deferred revenue	5,008	5,255
Distributions payable	—	4,035
Total liabilities	319,770	278,966

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 31,346,089 and 31,382,120 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	313	314
Additional paid-in capital	691,440	691,775
Accumulated deficit	(231,389)	(210,605)
Total stockholders’ equity	460,364	481,484
Total liabilities and stockholders’ equity	$780,134	$760,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$13,987	$13,621	$28,020	$26,664
Operating expense reimbursements and other revenue	1,209	924	2,405	2,424
Total revenues	15,196	14,545	30,425	29,088

Operating expenses:
Property operating	6,688	6,438	13,544	13,034
Operating fees incurred from related parties	1,618	1,513	3,101	3,051
Acquisition and transaction related	1	—	1	6
General and administrative	2,540	1,992	5,544	3,568
Depreciation and amortization	7,562	7,227	15,293	14,224
Total operating expenses	18,409	17,170	37,483	33,883
Operating loss	(3,213)	(2,625)	(7,058)	(4,795)
Other income (expense):
Interest expense	(3,380)	(2,834)	(6,183)	(5,499)
Income from investment securities and interest	64	73	128	122
Gain on sale of investment securities	—	24	—	24
Total other expense	(3,316)	(2,737)	(6,055)	(5,353)
Net loss	$(6,529)	$(5,362)	$(13,113)	$(10,148)

Other comprehensive income (loss):
Reversal of accumulated unrealized gain on investment securities	—	(16)	—	(10)
Comprehensive loss	$(6,529)	$(5,378)	$(13,113)	$(10,158)

Basic and diluted weighted average shares outstanding	31,330,799	30,944,077	31,380,899	30,879,859
Basic and diluted net loss per share	$(0.21)	$(0.17)	$(0.42)	$(0.33)
Dividends declared per common share	$—	$0.39	$0.24	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	31,382,120	$314	$691,775	$(210,605)	$481,484
Common stock issued through distribution reinvestment plan	208,836	1	4,230	—	4,231
Common stock repurchases	(249,307)	(2)	(4,598)	—	(4,600)
Share-based compensation	4,440	—	33	—	33
Distributions declared	—	—	—	(7,671)	(7,671)
Net loss	—	—	—	(13,113)	(13,113)
Balance, June 30, 2018	31,346,089	$313	$691,440	$(231,389)	$460,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,113)	$(10,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,293	14,224
Amortization of deferred financing costs	357	807
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,073)	(1,071)
Share-based compensation	33	24
Gain on sale of investment securities	—	(24)
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(1,765)	1,327
Accounts payable, accrued expenses and other liabilities	(2,346)	867
Deferred revenue	(247)	1,173
Net cash (used in) provided by operating activities	(2,861)	7,179
Cash flows from investing activities:
Proceeds from the sale of investment securities	—	491
Capital expenditures	(2,258)	(5,135)
Net cash used in investing activities	(2,258)	(4,644)
Cash flows from financing activities:
Proceeds from mortgage note payable	50,000	140,000
Payment of mortgage note payable	—	(96,000)
Payments of financing costs	(2,333)	(2,931)
Distributions paid	(7,475)	(13,665)
Repurchases of common stock	(4,600)	(5,587)
Net cash provided by financing activities	35,592	21,817
Net change in cash, cash equivalents and restricted cash	30,473	24,352
Cash, cash equivalents and restricted cash, beginning of period	47,216	49,821
Cash, cash equivalents and restricted cash, end of period	$77,689	$74,173

Supplemental Disclosures:
Cash paid for interest	$5,666	$4,267

Non-Cash Investing and Financing Activities:
Accrued stock repurchases	—	2
Distributions payable	—	3,857
Accrued capital expenditures	1,269	71
Common stock issued through distribution reinvestment plan	4,231	9,565
Mortgage notes payable proceeds classified as restricted cash	—	24,820
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2018, the Company owned six properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $686.1 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of June 30, 2018, the Company had 31.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the dividend reinvestment plan (“DRIP”), and had received total gross proceeds from the IPO of $776.0 million, inclusive of $68.8 million from the DRIP and net of repurchases.
On October 25, 2017, the Company’s board of directors approved an estimated net asset value per share of its common stock (“Estimated Per-Share NAV”) as of June 30, 2017 (the “2017 Estimated Per-Share NAV”), which was published on October 26, 2017. This was the first annual update of Estimated Per-Share NAV the Company has published. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
The Company has no employees. New York City Advisors, LLC (the “Advisor”) has been retained by the Company to manage the Company’s affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), the parent of the Company’s sponsor, American Realty Capital III, LLC (the “Sponsor”), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company’s assets.
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of June 30, 2018 or December 31, 2017.
Reclassifications
The presentation of prior year restricted cash on the Company’s consolidated statements of cash flows has been changed to conform to the current year presentation. The change in the current year presentation relates to the adoption of accounting standards update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which was adopted by the Company effective December 31, 2017.
Recently Issued Accounting Pronouncements
Adopted as of June 30, 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018, under the modified retrospective approach. The new guidance did not have an impact on the Company’s consolidated financial statements, primarily as a result of revenue being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard is adopted.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and there was no impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted this new guidance effective January 1, 2018, and it did not have an impact on the Company’s consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance on January 1, 2017, which would apply to prospective acquisitions. The Company had no acquisitions in the six months ended June 30, 2018 or the year ended December 31, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

modification. The Company adopted this guidance effective January 1, 2018 and it did not have an impact on the Company’s consolidated financial statements. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Pending Adoption as of June 30, 2018:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, in July 2018 (“ASU 2018-11”), which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASC 842 originally required a modified retrospective method of adoption, however, ASU 2018-11 indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for a property in which it has a ground lease as of June 30, 2018. For this lease, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
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
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2018 or 2017.

Future Minimum Base Cash Rental Payments

The following table presents future minimum base cash rental payments due to the Company subsequent to June 30, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
2018 (remainder)	$24,210
2019	50,147
2020	45,648
2021	41,206
2022	37,703
Thereafter	133,810
$332,724
Significant Tenants
As of June 30, 2018 and 2017, there were no tenants whose annualized rental income on a straight-line basis, based on leases signed, represented greater than 10% of total annualized rental income on a straight-line basis.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$58,574	$24,274	$34,300	$62,142	$22,147	$39,995
Other intangibles	31,447	4,349	27,098	31,447	3,767	27,680
Below-market ground lease	2,482	100	2,382	2,482	76	2,406
Above-market leases	9,806	3,642	6,164	9,883	2,955	6,928
Total intangible assets	$102,309	$32,365	$69,944	$105,954	$28,945	$77,009
Intangible liabilities:
Below-market lease liabilities	$33,305	$10,414	$22,891	$34,068	$9,315	$24,753

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Amortization of in-place leases and other intangibles (1)	$3,014	$3,156	$6,278	$6,236
Amortization and (accretion) of above- and below-market leases, net (2)	$(476)	$(544)	$(1,098)	$(1,095)
Amortization of below-market ground lease (3)	$13	$12	$25	$24
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2018:

(In thousands)	2018 (July 1- December 31)	2019	2020	2021	2022
In-place leases	$4,399	$8,149	$6,398	$5,188	$3,816
Other intangibles	583	1,165	1,165	937	708
Total to be included in depreciation and amortization	$4,982	$9,314	$7,563	$6,125	$4,524

Above-market lease assets	$670	$1,256	$1,137	$1,064	$847
Below-market lease liabilities	(1,664)	(3,049)	(2,635)	(2,328)	(1,789)
Total to be included in rental income	$(994)	$(1,793)	$(1,498)	$(1,264)	$(942)
During the second quarter of 2018, the sole tenant in the Company’s 421 W. 54th Street property terminated its lease early and vacated the space. As a result, the Company accelerated the amortization expense on the in-place lease intangible asset associated with this tenant and recorded additional amortization expense of $0.3 million for the three and six months ended June 30, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of June 30, 2018 and December 31, 2017 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2018	December 31, 2017	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	—	4.58%	Fixed	May 2028
Mortgage notes payable, gross	4	289,000	239,000	4.51%
Less: deferred financing costs, net (2)	—	(7,458)	(5,483)	—%
Mortgage notes payable, net	4	$281,542	$233,517	4.51%
_____________________
(1) As of June 30, 2018, $4.9 million of the proceeds from the Company’s loan agreement with Barclays Bank PLC remained in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property, and is included in restricted cash on the unaudited consolidated balance sheet.
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
New Loan Agreement
On April 13, 2018, two wholly owned subsidiaries (the “Borrowers”) of the OP, entered into a loan agreement (the “Loan Agreement”) with Societe Generale (the “Lender”). The Loan Agreement provides for a $50.0 million loan (the “Loan”) with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, mortgage liens on two of the Company’s previously unencumbered properties, the retail condominiums located at 400 E. 67th Street, New York, New York (the “Laurel Condominium”) and a parking garage condominium unit located at 200 Riverside Boulevard, New York, New York (the “Riverside Garage,” together with the Laurel Condominium, the “Mortgaged Properties” and individually a “Mortgaged Property”). The Loan Agreement permits the Lender to securitize the Loan or any portion thereof.
At the closing of the Loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the Loan Agreement, with approximately $47.1 million in net proceeds remaining available to the Company to be used for general corporate purposes, including to make future acquisitions. From and after May 1, 2019, the Loan may be prepaid at any time in whole, but not in part (unless a Mortgaged Property is released from the Loan), subject to certain conditions and limitations, including payment of a yield maintenance prepayment premium for any prepayments made prior to the March 2028 monthly payment date. From and after May 1, 2019, any Mortgaged Property may, subject to certain conditions and limitations, be released from the Loan in connection with a sale or disposition of the Mortgaged Property to a bona-fide third party by prepayment of an amount equal to 115% of the portion of the Loan allocated to the Mortgaged Property sold or disposed, plus any applicable yield maintenance prepayment premium. In addition, from and after May 1, 2019 and prior to May 1, 2028, the Riverside Garage (but not the Laurel Condominium) may be released from the Loan, subject to certain conditions and limitations, by simultaneously substituting another property (or properties) for the Riverside Garage. The OP has guaranteed, pursuant to a guaranty in favor of the Lender (the “Guaranty”), certain enumerated recourse liabilities of the Borrowers under the Loan Agreement and, from and after certain events of defaults and other breaches under the Loan Agreement as well as bankruptcies or similar events, payment of all amounts due to the Lender in respect of the Loan. The Guaranty also requires the OP to maintain a minimum net worth of $57.5 million and minimum liquid assets of $3.0 million.
Real estate assets and intangible assets of $534.6 million, at cost (net of below-market lease liabilities), at June 30, 2018 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2018:

(In thousands)	Future Minimum Principal Payments
2018 (remainder)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	289,000
Total	$289,000
The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of June 30, 2018, the Company was in compliance with the debt covenants under its mortgage note agreements.
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
Unobservable inputs that reflect the entity’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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
Financial Instruments Carried at Fair Value
As of June 30, 2018 and December 31, 2017, the Company did not have any financial instruments measured at fair value on a recurring basis.
Financial Instruments Not Carried at Fair Value
The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

		June 30, 2018		December 31, 2017
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$142,002	$140,000	$147,531
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$96,605	$99,000	$100,036
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$50,141	$—	$—
Note 6 — Common Stock
As of June 30, 2018 and December 31, 2017, the Company had 31.3 million and 31.4 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In May 2014, the board of directors of the Company authorized, and the Company began paying, a monthly distribution equivalent to $1.5125 per annum, per share of common stock. The distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. The Company’s board of directors will continue to evaluate the Company’s performance and expects to assess its distribution policy no sooner than February 2019.
On February 6, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Under the February Offer, the Company offered to purchase up to 140,000 shares of its common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018 and, in accordance with the terms of the February Offer, the Company accepted for purchase 139,993 shares for a total cost of approximately $2.4 million, which was paid in April 2018.
On June 15, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of its common stock for cash at a purchase price equal to $12.95 per share. The Company made the June Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. The June Offer expired on July 24, 2018. For additional information see Note 12 — Subsequent Events.
Share Repurchase Program
The Company has a share repurchase program (“SRP”) that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company’s capital or operations.
On January 25, 2016, the Company’s board of directors approved an amendment of the SRP to supersede and replace the existing SRP effective beginning on February 28, 2016. Under the SRP, as amended, repurchases of shares of the Company’s common stock, when requested, are at the sole discretion of the Company’s board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”).
On October 24, 2016, the Company’s board of directors approved the 2016 Estimated Per-Share NAV, at which point the repurchase price under the SRP became based on Estimated Per-Share NAV rather than the price paid to acquire the shares. On October 25, 2017, the Company’s board of directors approved the 2017 Estimated Per-Share NAV.
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
June 30, 2018
(Unaudited)

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
Repurchases for any fiscal semester are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds the Company’s board of directors, may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester.
In connection with the February Offer, the Company’s board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018 the Company’s board of directors reactivated the SRP. In connection with the June Offer, the Company’s board of directors suspended the SRP during the pendency of the June Offer and it has not yet reactivated the SRP. For additional information see Note 12 — Subsequent Events.
When a stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2018.

	Numbers of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Six months ended June 30, 2018 (2)	109,314	20.26
Cumulative repurchases as of June 30, 2018	1,114,107	22.26
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) In January 2018, the Company’s board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 7 — Commitments and Contingencies
Ground Lease
The Company entered into a ground lease agreement related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$2,373
2019	4,746
2020	4,746
2021	4,746
2022	4,746
Thereafter	216,738
Total	$238,095
The Company incurred ground rent expense of $1.2 million and $2.4 million during the three and six months ended June 30, 2018, respectively. The Company incurred ground rent expense of $1.2 million and $2.4 million during the three and six months ended June 30, 2017, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 8 — Related Party Transactions and Arrangements
As of June 30, 2018, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. American National Stock Transfer, LLC (“ANST”), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the Company’s Executive Chairman, Chief Executive Officer, President and Secretary). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion. On December 7, 2017, the creditor trust moved for limited reargument of the court’s dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust’s motion for reconsideration while partially granting the defendants’ supplemental motion to dismiss. The Advisor informed the Company that the Advisor believes the suit is without merit and intends to defend against it vigorously.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Fees and Participations Paid in Connection with the Operations of the Company
Acquisition Fees
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. These acquisition expenses may also include insourced expenses for services performed by the Advisor or its affiliates. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor during the three and six months ended June 30, 2018 or 2017.
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
Asset Management Fees and Variable Management/Incentive Fees
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company’s assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions received on the Company’s common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2018, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying an asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company’s assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.4 million and $2.8 million in cash asset management fees during the three and six months ended June 30, 2018, respectively. The Company paid $1.4 million and $2.8 million in cash asset management fees during the three and six months ended June 30, 2017, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Property Management Fees
Pursuant to the Property Management and Leasing Agreement, dated as of April 24, 2014 (the “PMA”), unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company incurred approximately $0.2 million and $0.3 million in property management fees during the three and six months ended June 30, 2018, respectively. The Company incurred approximately $0.1 million and $0.3 million in property management fees during the three and six months ended June 30, 2017, respectively.
On April 13, 2018, in connection with the Loan, the Borrowers entered into a new Property Management and Leasing Agreement (the “New PMA”) with the Property Manager with respect to the Mortgaged Properties. With respect to these properties, the substantive terms of the New PMA are identical to the terms of the PMA, except that the New PMA does not include provisions related to the management of hotels.
On April 13, 2018, concurrently with entering into the New PMA, the Company and the Property Manager entered into an amendment to the PMA (the “PMA Amendment”). Prior to the PMA Amendment, the Property Manager had been retained, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the Mortgaged Properties, which are subject to the New PMA) are not subject to the PMA.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor.
Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement shall be made for salaries, bonuses or benefits to be paid to the Company’s executive officers. Total reimbursement of costs and expenses for the three and six months ended June 30, 2018 were $1.2 million and $2.3 million, respectively. Total reimbursement of costs and expenses for the three and six months ended June 30, 2017 were $0.9 million and $1.5 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2018	2017	2018	2017	June 30, 2018		December 31, 2017
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—		$—
Financing coordination fees (1)	375	—	375	1,050	—		—
Ongoing fees:
Operating fees incurred from related parties	1,618	1,513	3,101	3,051	(9)	(3)	(18)	(3)
Professional fees and other reimbursements (2)	1,264	950	2,425	1,656	301	(4) (5)	527	(4) (5)
Distributions on Class B units (2)	—	60	39	119	—		20	(5)
Total related party operation fees and reimbursements	$3,257	$2,523	$5,940	$5,876	$292		$529
_____________________

(1)	Included as a deferred financing cost within mortgage notes payable, net on the unaudited consolidated balance sheet.

(2)	Amounts for the three and six months ended June 30, 2018 and 2017 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(3)	Included in prepaid expenses and other assets on the unaudited and audited consolidated balance sheets, respectively.

(4)
Balance includes costs which were incurred and accrued due to ANST and a subsidiary of RCAP which were related parties of the Company. See above for further details on the status of the ANST and RCAP relationship.

(5)	Included in accounts payable, accrued expense and other liabilities on the unaudited and audited consolidated balance sheets, respectively.
Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees and Brokerage Commissions
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2018 or 2017.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2018 or 2017.
Subordinated Participation in Real Estate Sales
Upon a liquidation or sale of all or substantially all assets, including through a merger or sale of stock of the Company, an affiliate of the Advisor that is special limited partner of the OP, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2018 and 2017.
Fees Incurred in Connection with a Listing

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Termination Fees
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three and six months ended June 30, 2018 or 2017.
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the Company’s board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash distributions on the same basis as distributions paid on shares of common stock prior to the time that the restrictions on the restricted shares have lapsed and thereafter. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the six months ended June 30, 2018:

	Number of Restricted Shares	Weighted Average Issue Price
Unvested, December 31, 2017	11,165	$22.14
Granted	4,440	20.26
Vested	(1,333)	22.50
Forfeited	—	—
Unvested, June 30, 2018	14,272	21.43

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

As of June 30, 2018, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.9 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $16,581 and $33,162 for the three and six months ended June 30, 2018, respectively. Compensation expense related to restricted share awards was approximately $12,083 and $24,167 for the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2018 or 2017.
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss (in thousands)	$(6,529)	$(5,362)	$(13,113)	$(10,148)
Basic and diluted weighted average shares outstanding	31,330,799	30,944,077	31,380,899	30,879,859
Basic and diluted net loss per share	$(0.21)	$(0.17)	$(0.42)	$(0.33)
The Company had the following weighted-average common share equivalents as of June 30, 2018 and 2017, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted shares	14,272	7,731	14,272	7,731
OP units	90	90	90	90
Class B units	159,159	159,159	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	173,521	166,980	173,521	166,980
Note 12 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
Tender Offer
The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, the Company accepted for purchase 210,014 shares for a total cost of approximately $2.7 million, which was paid in July 2018. For additional information see Note 6 — Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company,” “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history which makes our future performance difficult to predict;

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our advisor, New York City Advisors, LLC (our “Advisor”) and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”); as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by AR Global affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;

•	Effective March 1, 2018, we ceased paying distributions. There can be no assurance we will be able to resume paying distributions at our previous level or at all;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;

•	We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes (“REIT”);

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the “SRP”) and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and thus subject to regulation under the Investment Company Act; and

•	As of June 30, 2018, we owned only six properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.

We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of June 30, 2018, we owned six properties consisting of 1,085,084 rentable square feet acquired for an aggregate purchase price of $686.1 million.
On October 25, 2017, our board of directors approved an Estimated Per-Share NAV of $20.26 as of June 30, 2017 (the “2017 Estimated Per-Share NAV”), based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 31,029,865 shares of common stock outstanding on a fully diluted basis as of June 30, 2017, which was published on October 26, 2017. We intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually. We offer shares pursuant to the dividend reinvestment plan (“DRIP”) and repurchase shares pursuant to our SRP at a price based on Estimated Per-Share NAV.
We have no employees. Our Advisor manages our affairs on day-to-day basis. We have retained New York City Properties, LLC (our “Property Manager”) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, the parent of our sponsor, as a result of which they are related parties and each of these entities has received or will receive compensation, fees and expense reimbursements for services related to our IPO and, the investment and management of our assets. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP, entitled “OP units” (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Properties
The following table presents certain information about the investment properties we owned as of June 30, 2018:

Portfolio	Acquisition Date	Rentable Square Feet	Occupancy	Remaining Lease Term (2)	Gross Asset Value (3)
					(in thousands)
421 W. 54th Street - Hit Factory (1)	Jun. 2014	12,327	—%	—	$6,480
400 E. 67th Street - Laurel Condominium	Sept. 2014	58,750	100.0%	7.9	76,086
200 Riverside Boulevard - ICON Garage	Sept. 2014	61,475	100.0%	19.3	9,000
9 Times Square	Nov. 2014	167,390	74.4%	5.8	179,340
123 William Street	Mar. 2015	542,676	94.7%	7.5	270,185
1140 Avenue of the Americas	Jun. 2016	242,466	89.1%	4.0	179,281
		1,085,084	89.8%	6.2	$720,372
_______________________________
(1) During the second quarter of 2018, the sole tenant in the Company’s 421 W. 54th Street property terminated its lease early and vacated the space.
(2) Remaining lease term in years as of June 30, 2018, calculated on a weighted-average basis, as applicable.
(3) Gross asset value represents total real estate investments, at cost, net of gross market lease intangible liabilities.

Results of Operations
As of June 30, 2018 and 2017, our overall portfolio occupancy was 89.8% and 85.5%, respectively, while occupancy at our property located at 9 Times Square increased to 74.4% from 58.3% as of June 30, 2018 and 2017, respectively.
The following table is a summary of our quarterly leasing activity for 2018:

	Q1 2018	Q2 2018
Leasing activity:
New Leases:
New leases commenced	2	4
Total square feet leased	34,789	52,425
Annualized straight-line rent (1)	$41.69	$62.09
Weighted average lease term (years)	13.0	7.4

Replacement leases:(2)
Replacement leases commenced	2	2
Square feet	30,449	20,216

Terminations:
Leases terminated	1	1
Square feet	12,658	12,327

Tenant improvements on replacement leases per square foot (3)	$23.39	$—
Leasing commissions on replacement leases per square foot (3)	$7.49	$8.93
(1) Represents the GAAP basis weighted-average rent per square feet that is recognized over the term on the respective leases, includes free rent and periodic rent increases, excludes recoveries.
(2) Replacement leases are for spaces that were leased during the period and also have been leased at some time during the prior twelve months.
(3) Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease was signed, which may be different than the period in which these amounts were actually paid.
Comparison of Three Months Ended June 30, 2018 and 2017
Rental Income
Rental income increased $0.4 million to $14.0 million for the three months ended June 30, 2018, from $13.6 million for the three months ended June 30, 2017, due to an increase in occupancy.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.3 million to $1.2 million for the three months ended June 30, 2018, compared to $0.9 million for the three months ended June 30, 2017, primarily due to higher recoveries of reimbursable costs.
Pursuant to many of our lease agreements, tenants are required to reimburse us for their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants. Operating expense reimbursements primarily relate to costs associated with maintaining our properties including utilities, repairs and maintenance and real estate taxes.
Property Operating Expenses
Property operating expenses increased $0.3 million to $6.7 million for the three months ended June 30, 2018 from $6.4 million for the three months ended June 30, 2017. The increase is primarily due to new lease commencements and the increased costs of maintaining our six properties including the costs of real estate taxes, utilities, and repairs and maintenance.

Operating Fees Incurred from Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.1 million to $1.6 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017 (see Note 8 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor).
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $2.5 million for the three months ended June 30, 2018 compared to $2.0 million for the three months ended June 30, 2017, primarily related to an increase in professional fees and other reimbursements incurred from our Advisor. These professional fees and other reimbursements include administrative services, overhead expenses for employees of the Advisor and other reimbursements incurred from our Advisor. For the three months ended June 30, 2018, professional fees and other reimbursements incurred from our Advisor increased $0.3 million to $1.2 million, as compared to $0.9 million for the three months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization expense increased $0.4 million to $7.6 million for the three months ended June 30, 2018, compared to $7.2 million for the three months ended June 30, 2017. The increase was due to a higher depreciable asset base as a result of capital improvements during the year ended December 31, 2017.
Interest Expense
Interest expense increased $0.6 million to $3.4 million for the three months ended June 30, 2018, compared to $2.8 million for the three months ended June 30, 2017. The increase was due to a new $50.0 million loan entered into on April 13, 2018 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of June 30, 2018 the gross balance of our outstanding debt was $289.0 million and we had a weighted-average effective interest rate of 4.51%. As of June 30, 2017, the gross balance of our outstanding debt was $239.0 million and we had a weighted-average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest decreased approximately $9,000 to approximately $64,000 for the three months ended June 30, 2018, compared to approximately $73,000 for the three months ended June 30, 2017. The income primarily relates to interest earned on our cash balances during the periods.
Gain on Sale of Investment Securities
Gain on sale of investment securities was approximately $24,000 for the three months ended June 30, 2017, which resulted from the sale of investment in equity securities with a cost basis of approximately $467,000 for approximately $491,000. No investment in equity securities was sold during the three months ended June 30, 2018.
Comparison of Six Months Ended June 30, 2018 and 2017
Rental Income
Rental income increased $1.3 million to $28.0 million for the six months ended June 30, 2018, from $26.7 million for the six months ended June 30, 2017, primarily due to an increase in occupancy.
Operating Expense Reimbursements
Operating expense reimbursements were essentially flat at $2.4 million for the six months ended June 30, 2018 and 2017, respectively.
Pursuant to many of our lease agreements, tenants are required to reimburse us for their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants. Operating expense reimbursements primarily relate to costs associated with maintaining our properties including utilities, repairs and maintenance and real estate taxes.
Property Operating Expenses
Property operating expenses increased $0.5 million to $13.5 million for the six months ended June 30, 2018 from $13.0 million for the six months ended June 30, 2017, primarily due to new lease commencements and the increased costs of maintaining our six properties, including the costs of real estate taxes, utilities, and repairs and maintenance.

Operating Fees Incurred from Related Parties
We incurred $3.1 million in fees for asset and property management services from our Advisor and Property Manager for both the six months ended June 30, 2018 and 2017 (see Note 8 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor).
Acquisition and Transaction Related Expenses
We incurred $1,000 and $6,000 of acquisition and transaction related expenses for the six months ended June 30, 2018 and 2017, respectively.
General and Administrative Expenses
General and administrative expenses increased $1.9 million to $5.5 million for the six months ended June 30, 2018 compared to $3.6 million for the six months ended June 30, 2017, primarily related to an increase in professional fees and other reimbursements incurred from our Advisor, as well as an increase in legal and proxy fees. These professional fees and other reimbursements include administrative services, overhead expenses for employees of the Advisor and other reimbursements incurred from our Advisor.
For the six months ended June 30, 2018, professional fees and other reimbursements incurred from our Advisor increased $0.8 million to $2.3 million for the six months ended June 30, 2018, compared to $1.5 million for the six months ended June 30, 2017. The legal and proxy fees contributed approximately $0.8 million to the increase in general and administrative expenses during the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, which included approximately $0.4 million paid for an agreement to settle the contested vote at our 2017 annual meeting of shareholders.
Depreciation and Amortization
Depreciation and amortization expense increased $1.1 million to $15.3 million for the six months ended June 30, 2018, compared to $14.2 million for the six months ended June 30, 2017, primarily due to a higher depreciable asset base as a result of capital improvements during the year ended December 31, 2017.
Interest Expense
Interest expense increased $0.7 million to $6.2 million for the six months ended June 30, 2018, from $5.5 million for the six months ended June 30, 2017. The increase was due to a new $50.0 million loan entered into on April 13, 2018 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of June 30, 2018, the gross balance of our outstanding debt was $289.0 million and we had a weighted-average effective interest rate of 4.51%. As of June 30, 2017, the gross balance of our outstanding debt was $239.0 million and we had a weighted-average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest was essentially flat at $0.1 million for the six months ended June 30, 2018, and 2017, respectively. The income primarily relates to interest earned on our cash balances during the periods.
Gain on Sale of Investment Securities
Gain on sale of investment securities was approximately $24,000 for the six months ended June 30, 2017, which resulted from the sale of investment in equity securities with a cost basis of approximately $467,000 for approximately $491,000. No investment in equity securities was sold during the six months ended June 30, 2018.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities was $2.9 million during the six months ended June 30, 2018 and consisted of a net loss of $13.1 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash expenses of $14.6 million, which resulted in net cash inflows of $1.5 million. Net cash used in operating activities also included a $2.3 million decrease related to accounts payable and accrued expenses associated with operating activities and an increase in prepaid expenses and other assets of $1.8 million, primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. In addition, net cash used in operating activities was impacted by a net cash outflow of $0.2 million for a decrease in deferred rent.
During the six months ended June 30, 2017, net cash provided by operating activities was approximately $7.2 million and consisted of a net loss of $10.1 million adjusted for depreciation and amortization for tangible and intangible assets and other non-cash expenses of $14.0 million, which resulted in cash inflows of $3.8 million. Net cash provided by operating activities also included net cash inflows of $1.2 million for an increase in deferred rent related to payments received from tenants in advance of their due dates, an increase in prepaid expenses and other assets of $1.3 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, as well as a $0.9 million increase related to accounts payable and accrued expenses associated with operating activities.
Cash Flows from Investing Activities
Net cash used in investing activities of $2.3 million during the six months ended June 30, 2018 related to payments of capital expenditures relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $4.6 million during the six months ended June 30, 2017 related to payments of capital expenditures of $5.1 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas, partially offset by proceeds received from the sale of investment securities of $0.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $35.6 million during the six months ended June 30, 2018 primarily related to the proceeds from mortgage notes payable of $50.0 million, partially offset by distributions to stockholders of $7.5 million, payments of $2.3 million relating to financing costs and repurchases of common stock of $4.6 million.
Net cash provided by financing activities of $21.8 million during the six months ended June 30, 2017 primarily related to the proceeds from mortgage notes payable of $140.0 million, which included $24.8 million of restricted cash required by the mortgage lender for leasing, tenant improvement and leasing commission reserves, partially offset by payment of mortgage note payable of $96.0 million, distributions to stockholders of $13.7 million, payments of $2.9 million relating to financing costs and repurchases of common stock of $5.6 million.
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $70.5 million as compared to $39.6 million as of December 31, 2017. The increase in our cash and cash equivalents balance was primarily driven by the new loan we closed in April 2018, detailed further below. In addition, on February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to the six properties we already own. Our board of directors will continue to evaluate our performance and expects to assess our distribution policy no sooner than February 2019, however there can be no assurance we will be able to resume paying cash distributions at our previous level or at all.
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations, acquisitions, potential future distributions to our stockholders and repurchases under our SRP.
We had historically used the net proceeds from our IPO to fund acquisitions and distributions, as well as for other corporate purposes. However, this source is no longer available to us. We expect to fund future acquisitions, if any, and operations through a combination of net cash provided by our current property operations, the operations of properties that may be acquired in the future and proceeds from financings, and we believe that we will have sufficient cash flow to meet our operating needs over the next year. We expect that cash retained by the suspension of distributions noted above will aid in the funding of our operations, capital expenditures related to tenant improvements, costs associated with new leases and lease renewals (including leasing commissions), and acquisitions in the New York City market. As mentioned above, additional sources of capital may also include proceeds from secured and unsecured financing from banks or other lenders. To the extent we are required to obtain additional financing we may not be able to do so on favorable terms or at all.
We have used mortgage financing to acquire two of our properties and expect to continue to use debt financing as a source of capital. On April 13, 2018, two wholly owned subsidiaries of the OP, entered into a loan agreement (the “Loan Agreement”) with Societe Generale (the “Lender”). The Loan Agreement provides for a $50.0 million loan (the “Loan”) with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, mortgage liens on two of our previously unencumbered properties. For additional information, see Note 4 — Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $322.4 and $403.1 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent directors of our Estimated Per-Share NAV as of June 30, 2017 (published on October 26, 2017). As of June 30, 2018, our gross aggregate borrowings were $289.0 million with a weighted average interest rate of 4.51%. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We have no future scheduled principal payments on our mortgage notes payable (including the Loan) for the remainder of 2018 or for the year ended December 31, 2019.
On February 6, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer (as amended, the “February Offer”). Under the February Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018, and, in accordance with the terms of the February Offer, we accepted for purchase 139,993 shares for a total cost of approximately $2.4 million. Payment of this amount and related costs was made in April 2018 and funded using cash on hand.
On June 15, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of its common stock for cash at a purchase price equal to $12.95 per share. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, the Company accepted for purchase 210,014 shares for a total cost of approximately $2.7 million. Payment of this amount and related costs was made in July 2018 and funded using cash on hand.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in an occupancy level of 89.8% across our portfolio as of June 30, 2018, as compared to 88.3% as of December 31, 2017. Specifically, occupancy levels at 9 Times Square and 123 Williams Street have increased to 74.4% and 94.7%, respectively, as compared to 63.9% and 92.7%, respectively, as of December 31, 2017.
We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites have helped us achieve the lease-up of the office floors throughout the building and drive increased property value. We believe that certain market tenant incentives, including free rent periods and tenant improvements, have driven occupancy rates higher and extended the average duration of our leases. While we will not receive cash during initial free rent periods, we are often able to negotiate longer, more attractive lease terms by having the flexibility to include such a feature. There can be no assurance, however, that these improvements will occur on a timely basis, or at all.
Capital Expenditures
For the six months ended June 30, 2018, we have funded $2.3 million of capital expenditures primarily related to improvements at our 123 William Street property. The capital expenditures for the six months ended June 30, 2017 of $5.1 million were primarily related to 9 Times Square, 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in the full lease-up of this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including FFO, MFFO and cash net operating income (“NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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

The tables below reflect the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2018	June 30, 2018	June 30, 2018
Net loss (in accordance with GAAP)	$(6,584)	$(6,529)	$(13,113)
Depreciation and amortization	7,731	7,562	15,293
FFO	1,147	1,033	2,180
Acquisition and transaction related	—	1	1
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)	(463)	(1,073)
Straight-line rent	(1,126)	(929)	(2,055)
Straight-line ground rent	27	27	54
MFFO	$(562)	$(331)	$(893)

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(10,148)
Depreciation and amortization	6,997	7,227	14,224
FFO	2,211	1,865	4,076
Acquisition and transaction related	6	—	6
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(1,071)
Straight-line rent	(618)	(603)	(1,221)
Straight-line ground rent	27	27	54
Non-recurring loss on extinguishment of debt	131	—	131
Gain on sale of investment securities	—	(24)	(24)
MFFO	$1,218	$733	$1,951

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
We use Cash NOI internally as a performance measure and believe Cash NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe Cash NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe Cash NOI is useful to investors as performance measures because, when compared across periods, Cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Cash NOI presented by us may not be comparable to Cash NOI reported by other REITs that define Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements.

The tables below reflect the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2018	June 30, 2018	June 30, 2018
Net loss (in accordance with GAAP)	$(6,584)	$(6,529)	$(13,113)
Income from interest	(64)	(64)	(128)
General and administrative	3,004	2,540	5,544
Operating fees incurred from related parties	1,483	1,618	3,101
Acquisition and transaction related	—	1	1
Depreciation and amortization	7,731	7,562	15,293
Interest expense	2,803	3,380	6,183
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)	(463)	(1,073)
Straight-line rent	(1,126)	(929)	(2,055)
Straight-line ground rent	27	27	54
Cash NOI	$6,664	$7,143	$13,807

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(10,148)
Income from investment securities and interest	(49)	(73)	(122)
General and administrative	1,576	1,992	3,568
Operating fees incurred from related parties	1,538	1,513	3,051
Acquisition and transaction related	6	—	6
Depreciation and amortization	6,997	7,227	14,224
Interest expense	2,665	2,834	5,499
Gain on sale of investment securities	—	(24)	(24)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(1,071)
Straight-line rent	(618)	(603)	(1,221)
Straight-line ground rent	27	27	54
Cash NOI	$6,817	$6,999	$13,816
Distributions
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying monthly distributions to stockholders of record at a rate equal to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to make distributions in order to meet the distribution requirement in one or more subsequent years.
During the six months ended June 30, 2018, distributions paid to common stockholders totaled $11.7 million. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to the DRIP. During January and February 2018, when we were paying distributions, we funded distributions from cash proceeds received from cash on hand, representing proceeds from secured mortgages financing. No cash flows from operations were used to fund distributions during this period. Net cash used in operating activities was approximately $2.9 million for the six months ended June 30, 2018.

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
Under the SRP in effect prior to this amendment and restatement, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose. Since we established the 2016 Estimated Per-Share NAV during the second fiscal semester of 2016, any repurchase requests received during the second fiscal semester of 2016 were paid at the Estimated Per-Share NAV. The SRP amendment became effective on February 28, 2016, and we published the 2017 Estimated Per-Share NAV in the second fiscal semester, after the repurchases with respect to the first fiscal semester of 2017 had been completed. Any shares repurchased with respect to the second fiscal semester of 2017 will be at the 2017 Estimated Per-Share NAV.
In connection with the February Offer, the Company’s board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018, the Company’s board of directors reactivated the SRP. In connection with the June Offer, the Company’s board of directors suspended the SRP during the pendency of the June Offer and it has not yet reactivated the SRP.
If a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2018:

	Numbers of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Six months ended June 30, 2018 (2)	109,314	20.26
Cumulative repurchases as of June 30, 2018	1,114,107	22.26
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) In January 2018, the Company’s board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26.
Contractual Obligations
In April 2018, the Company entered into the Loan which will require the Company to make annual interest payments of approximately $2.3 million. The $50.0 million principal balance is required to be repaid upon maturity in May 2028. There were no other material changes in the Company’s contractual obligations at June 30, 2018, as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Election as a REIT
We elected and qualified to be taxed as a REIT under the Internal Revenue Code (the “Code”), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
See Note 8 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
On June 22, 2018, we awarded 1,480 restricted shares to each of our independent directors under the Company’s employee and director incentive restricted share plan. These awards were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds from Sales of Registered Securities
None.
Issuer Purchases of Equity Securities
As permitted under the SRP, as amended and restated on June 14, 2017 and effective as of July 14, 2017, our board of directors authorized, with respect to redemption requests received during the quarter ended June 30, 2018, the repurchase of all shares validly submitted for repurchase following the death or qualifying disability of a stockholder. When a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2018.

	Numbers of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Six months ended June 30, 2018 (2)	109,314	20.26
Cumulative repurchases as of June 30, 2018	1,114,107	22.26
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) In January 2018, the Company’s board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted average price per share of $20.26.
In connection with the February Offer, the Company’s board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018, the Company’s board of directors reactivated the SRP. In connection with the June Offer, the Company’s board of directors suspended the SRP during the pendency of the June Offer and it has not yet reactivated the SRP.
Under the February Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018, and, in accordance with the terms of the February Offer, we accepted for purchase 139,993 shares for a total cost of approximately $2.4 million. Payment of this amount and related costs was made in April 2018 and funded using cash on hand.
Under the June Offer, we offered to purchase up to 500,000 shares of our common stock for cash at a purchase price equal to $12.95 per share. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, the Company accepted for purchase 210,014 shares for a total cost of approximately $2.7 million. Payment of this amount and related costs was made in July 2018 and funded using cash on hand.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Bylaws
On August 13, 2018, our board of directors approved an amendment and restatement of our bylaws (as amended and restated, the “Bylaws”), which became effective as of the date of approval. The amendments contained in the Bylaws were adopted in light of the effectiveness of the articles of amendment and restatement with respect to our charter (the “Charter Amendment”), which were filed with and accepted for record by the Department of Assessments and taxation of the State of Maryland on July 17, 2018. The amendments contained in the Bylaws include, among other things, the following:

•
Increase the threshold for stockholders to call a special meeting from the current threshold of 10% to a majority and establish more detailed procedures related to stockholders calling a special meeting of stockholders.

•	Provide that directors are elected by a plurality of the votes cast instead of a majority of outstanding shares of common stock entitled to vote who are present at the meeting.

•
More fully develop the advance notice provisions for stockholder nominations for director and stockholder business proposals, including to expand the information required to be disclosed by the stockholder making the proposal, any proposed nominees for director and any persons controlling, or acting in concert with, such stockholder and to require a stockholder proponent to appear in person or by proxy at the applicable meeting to present each nominee for election as a director or the proposed business, as the case may be.

•	Increase the maximum number of directors from 10 to 15.

•	Delete the requirement that independent directors nominate replacements for vacancies among the independent directors’ positions.

•	Delete language regarding our election to be subject to Section 3-804(c) of the Maryland General Corporation Law (the “MGCL”), as we have already made this election in our charter.

•	Remove references to outdated provisions concerning loss of deposits and the giving of bonds by directors.

•
Provide that, unless we consent in writing to the selection of an alternative forum, that the state and federal courts in Baltimore, Maryland are the exclusive forum for certain litigation, including: (i) a derivative lawsuit; (ii) an action asserting breach of duty; (iii) an action pursuant to any provision of the MGCL; and (iv) an action asserting a claim governed by the internal affairs doctrine.

•	Make other revisions to reflect amendments to the MGCL, conform to changes made to our charter in 2015, clarify certain corporate procedures and conform language and style.
The foregoing summary description of the amendments contained in the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Bylaws, which are attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Indemnification Agreements
On August 13, 2018, we entered into new indemnification agreements (the “Indemnification Agreements”) with our directors, executive officers, the Advisor and AR Global. We also expect to enter into similar indemnification agreements with our future directors and officers.
The Indemnification Agreements replace and supersede previous indemnification agreements between us, on the one hand, and each of our directors, executive officers, the Advisor and AR Global, on the other hand. The new form of Indemnification Agreement permits us to indemnify the indemnitees to the maximum extent permitted by Maryland law and removes certain limitations previously required by the Statement of Policy Regarding Real Estate Investment Trusts promulgated by the North American Securities Administrators Association, Inc., or the NASAA Guidelines, that are no longer applicable to us following the Charter Amendment.
The foregoing summary description of the material terms of the Indemnification Agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of form of Indemnification Agreement, which is attached hereto as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Articles of Amendment and Restatement
3.2 *	Amended and Restated Bylaws
10.1 *	Loan Agreement, dated as of April 13, 2018, by and among ARC NYC400E67, LLC and ARC NYC200RIVER01, LLC, as borrowers, and Societe Generale, as lender
10.2 *	Guaranty of Recourse Obligations made by New York City Operating Partnership, L.P., as guarantor, in favor of Societe Generale, dated as of April 13, 2018
10.3 (1)
First Amendment, dated as of April 13, 2018, to Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.4 (1)	Property Management and Leasing Agreement, dated as of April 13, 2018, by and among New York City Properties, LLC and the other parties thereto
10.5 *	Form of Indemnification Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith
(1) Filed as an exhibit to the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 15, 2018.