Form 10-Q
period 2018-09-30
American Realty Capital New York City REIT, Inc.
filed 2018-11-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2018, the registrant had 30,990,448 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$133,380	$133,380
Buildings and improvements	521,186	514,459
Acquired intangible assets	100,954	105,954
Total real estate investments, at cost	755,520	753,793
Less accumulated depreciation and amortization	(82,883)	(64,926)
Total real estate investments, net	672,637	688,867
Cash and cash equivalents	64,061	39,598
Restricted cash	5,734	7,618
Prepaid expenses and other assets (including amounts due from related parties of $33 and $39 at September 30, 2018 and December 31, 2017, respectively)	22,589	17,721
Deferred leasing costs, net	7,057	6,646
Total assets	$772,078	$760,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$281,757	$233,517
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $280 and $568 at September 30, 2018 and December 31, 2017, respectively)	13,920	11,406
Below-market lease liabilities, net	22,054	24,753
Deferred revenue	5,477	5,255
Distributions payable	—	4,035
Total liabilities	323,208	278,966

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,990,448 and 31,382,120 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	310	314
Additional paid-in capital	685,814	691,775
Accumulated deficit	(237,254)	(210,605)
Total stockholders’ equity	448,870	481,484
Total liabilities and stockholders’ equity	$772,078	$760,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$14,237	$13,345	$42,257	$40,009
Operating expense reimbursements and other revenue	1,504	1,130	3,909	3,554
Total revenues	15,741	14,475	46,166	43,563

Operating expenses:
Asset and property management fees to related parties	1,532	1,515	4,633	4,566
Property operating	7,295	6,848	20,839	19,882
Acquisition and transaction related	—	—	1	6
General and administrative	2,261	2,066	7,805	5,634
Depreciation and amortization	7,128	7,125	22,421	21,349
Total operating expenses	18,216	17,554	55,699	51,437
Operating loss	(2,475)	(3,079)	(9,533)	(7,874)
Other income (expense):
Interest expense	(3,501)	(2,866)	(9,684)	(8,365)
Income from investment securities and interest	111	68	239	190
Gain on sale of investment securities	—	—	—	24
Total other expense	(3,390)	(2,798)	(9,445)	(8,151)
Net loss	$(5,865)	$(5,877)	$(18,978)	$(16,025)

Other comprehensive income (loss):
Reversal of accumulated unrealized gain on investment securities	—	—	—	(10)
Comprehensive loss	$(5,865)	$(5,877)	$(18,978)	$(16,035)

Basic and diluted weighted average shares outstanding	31,180,373	31,106,250	31,313,567	30,956,152
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.61)	$(0.52)
Dividends declared per common share	$—	$0.39	$0.24	$1.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	31,382,120	$314	$691,775	$(210,605)	$481,484
Common stock issued through distribution reinvestment plan	208,836	1	4,230	—	4,231
Common stock repurchases	(604,948)	(5)	(10,264)	—	(10,269)
Share-based compensation	4,440	—	73	—	73
Distributions declared	—	—	—	(7,671)	(7,671)
Net loss	—	—	—	(18,978)	(18,978)
Balance, September 30, 2018	30,990,448	$310	$685,814	$(237,254)	$448,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,978)	$(16,025)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,421	21,349
Amortization of deferred financing costs	573	964
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,557)	(1,570)
Share-based compensation	73	36
Gain on sale of investment securities	—	(24)
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(5,885)	(7,236)
Accounts payable, accrued expenses and other liabilities	(1,064)	3,901
Deferred revenue	222	2,533
Net cash (used in) provided by operating activities	(4,195)	3,928
Cash flows from investing activities:
Proceeds from the sale of investment securities	—	491
Capital expenditures	(6,099)	(8,084)
Net cash used in investing activities	(6,099)	(7,593)
Cash flows from financing activities:
Proceeds from mortgage note payable	50,000	140,000
Payment of mortgage note payable	—	(96,000)
Payments of financing costs	(2,333)	(2,931)
Distributions paid	(7,475)	(20,898)
Repurchases of common stock	(7,319)	(7,337)
Net cash provided by financing activities	32,873	12,834
Net change in cash, cash equivalents and restricted cash	22,579	9,169
Cash, cash equivalents and restricted cash, beginning of period	47,216	49,821
Cash, cash equivalents and restricted cash, end of period	$69,795	$58,990

Supplemental Disclosures:
Cash paid for interest	$8,952	$6,976

Non-Cash Investing and Financing Activities:
Accrued stock repurchases	2,950	—
Distributions payable	—	3,873
Accrued capital expenditures	628	140
Common stock issued through distribution reinvestment plan	4,231	14,170
Mortgage notes payable proceeds classified as restricted cash	2,539	24,820
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1 — Organization
American Realty Capital New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of September 30, 2018, the Company owned six properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $686.1 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of September 30, 2018, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the dividend reinvestment plan (“DRIP”), and had received total gross proceeds from the IPO of $776.0 million, inclusive of $68.8 million from the DRIP and net of repurchases.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2018. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2018.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest,

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of September 30, 2018 or December 31, 2017.
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
Adopted as of September 30, 2018:
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance on January 1, 2017, which would apply to prospective acquisitions. On October 17, 2018, the Company closed on an acquisition of a property which was determined to be an asset acquisition based on this new guidance. Apart from the aforementioned, there were no acquisitions during the nine months ended September 30, 2018 or the year ended December 31, 2017.
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
September 30, 2018
(Unaudited)

the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Pending Adoption as of September 30, 2018:
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
The Company is a lessee for a property in which it has a ground lease as of September 30, 2018. For this lease, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The Company is currently evaluating the impact of this new guidance.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2018 or 2017.
Future Minimum Base Cash Rental Payments
The following table presents future minimum base cash rental payments due to the Company subsequent to September 30, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
2018 (remainder)	$12,668
2019	50,391
2020	46,649
2021	42,202
2022	38,713
Thereafter	145,331
$335,954
Significant Tenants
As of September 30, 2018 and 2017, there were no tenants whose annualized rental income on a straight-line basis, based on leases that have commenced, represented greater than 10% of total annualized rental income on a straight-line basis.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$57,376	$25,312	$32,064	$62,142	$22,147	$39,995
Other intangibles	31,447	4,641	26,806	31,447	3,767	27,680
Below-market ground lease	2,482	113	2,369	2,482	76	2,406
Above-market leases	9,649	3,826	5,823	9,883	2,955	6,928
Total intangible assets	$100,954	$33,892	$67,062	$105,954	$28,945	$77,009
Intangible liabilities:
Below-market lease liabilities	$33,104	$11,050	$22,054	$34,068	$9,315	$24,753

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Amortization of in-place leases and other intangibles (1)	$2,527	$2,877	$8,805	$9,113
Amortization and (accretion) of above- and below-market leases, net (2)	$(496)	$(512)	$(1,594)	$(1,607)
Amortization of below-market ground lease (3)	$12	$13	$37	$37
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2018:

(In thousands)	2018 (October 1 - December 31)	2019	2020	2021	2022
In-place leases	$2,309	$8,149	$6,398	$5,188	$3,816
Other intangibles	291	1,165	1,165	937	708
Total to be included in depreciation and amortization	$2,600	$9,314	$7,563	$6,125	$4,524

Above-market lease assets	$362	$1,256	$1,137	$1,064	$847
Below-market lease liabilities	(855)	(3,049)	(2,635)	(2,328)	(1,789)
Total to be included in rental income	$(493)	$(1,793)	$(1,498)	$(1,264)	$(942)
During the second quarter of 2018, the sole tenant in the Company’s 421 W. 54th Street property terminated its lease early and vacated the space. As a result, the Company accelerated the amortization expense on the in-place lease intangible asset associated with this tenant and recorded additional amortization expense of $0.3 million for the nine months ended September 30, 2018.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2018 and December 31, 2017 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2018	December 31, 2017	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	—	4.58%	Fixed	May 2028
Mortgage notes payable, gross	4	289,000	239,000	4.51%
Less: deferred financing costs, net (2)	—	(7,243)	(5,483)
Mortgage notes payable, net	4	$281,757	$233,517
_____________________
(1) As of September 30, 2018, $2.5 million of the proceeds from the Company’s loan agreement with Barclays Bank PLC remained in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property, and is included in restricted cash on the unaudited consolidated balance sheet.
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
Real estate assets and intangible assets of $535.7 million, at cost (net of below-market lease liabilities), at September 30, 2018 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2018:

(In thousands)	Future Minimum Principal Payments
2018 (remainder)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	289,000
Total	$289,000
The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of September 30, 2018, the Company was in compliance with the debt covenants under its mortgage note agreements.
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
Financial Instruments Carried at Fair Value
As of September 30, 2018 and December 31, 2017, the Company did not have any financial instruments measured at fair value on a recurring basis.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

		September 30, 2018		December 31, 2017
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$141,000	$140,000	$147,531
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$96,058	$99,000	$100,036
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$49,757	$—	$—
Note 6 — Common Stock
As of September 30, 2018 and December 31, 2017, the Company had 31.0 million and 31.4 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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
On February 6, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Under the February Offer, the Company offered to purchase up to 140,000 shares of its common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018 and, in accordance with the terms of the February Offer, the Company accepted for purchase 139,993 shares of common stock for a total cost of approximately $2.4 million, which was paid in April 2018.
On June 15, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of its common stock for cash at a purchase price equal to $12.95 per share. The Company made the June Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, the Company accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million, which was paid in July 2018.
On October 25, 2017, the Company’s board of directors approved an estimated net asset value per share of its common stock (“Estimated Per-Share NAV”) as of June 30, 2017, and on October 23, 2018, the Company’s board of directors approved an estimated net asset value per share of its common stock as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018.
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
September 30, 2018
(Unaudited)

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
In connection with the February Offer, the Company’s board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018 the Company’s board of directors reactivated the SRP. In connection with the June Offer, the Company’s board of directors suspended the SRP during the pendency of the June Offer. On August 23, 2018, the Company’s board of directors unanimously reactivated the SRP for a period commencing August 25, 2018 and ending on September 24, 2018 (the “2018 Reactivation Period”). Prior to the end of the third quarter of 2018, the Company’s board of directors approved repurchase requests made during the 2018 Reactivation period as well as requests made in the period from January 1, 2018 until the suspension of the SRP on February 6, 2018 and the period commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 (the “2018 Active Period”). The board of directors also approved a related amendment to the SRP, effective August 25, 2018, and a subsequent suspension of the SRP commencing immediately following the 2018 Reactivation Period which will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders. On October 9, 2018, the Company repurchased a total of 145,627 shares approved with respect to the 2018 Reactivation Period and the 2018 Active Period. (See Note 12 — Subsequent Events for details).
When a stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2018.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Nine months ended September 30, 2018 (2) (3)	254,941	20.26
Cumulative repurchases as of September 30, 2018	1,259,734	22.03
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted-average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted-average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted-average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(2) In January 2018, the Company’s board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted-average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26.
(3) Includes repurchase requests approved during the third quarter of 2018, and paid on October 9, 2018, which resulted in the repurchase of 145,627 shares for approximately $3.0 million at a weighted-average price per share of $20.26, which are comprised of shares related to repurchase requests made during the 2018 Active Period and shares related to repurchase requests made during the 2018 Reactivation Period.
Note 7 — Commitments and Contingencies
Ground Lease
The Company entered into a ground lease agreement related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$1,187
2019	4,746
2020	4,746
2021	4,746
2022	4,746
Thereafter	216,738
Total	$236,909
The Company incurred ground rent expense of $1.2 million and $3.6 million during the three and nine months ended September 30, 2018, respectively. The Company incurred ground rent expense of $1.2 million and $3.6 million during the three and nine months ended September 30, 2017, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 8 — Related Party Transactions and Arrangements
As of September 30, 2018, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the IPO, which was ongoing from April 2014 to May 2015, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. American National Stock Transfer, LLC (“ANST”), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation (“RCAP”), which became the parent company of the Former Dealer Manager in December 2012, and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Capital, AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the Company’s Executive Chairman, Chief Executive Officer, President and Secretary), and RCAP Holdings, LLC. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not a defendant in the suit, nor are there allegations that the Advisor engaged in any wrongful conduct. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion to dismiss. On

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

December 7, 2017, the creditor trust moved for limited reargument of the court’s partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust’s motion for reconsideration while partially granting the defendants’ supplemental motion to dismiss. Document discovery closed on October 31, 2018. On November 5, 2018, the defendants moved for partial summary judgment seeking dismissal of aspects of the fiduciary duty claims. That motion is pending. The Advisor informed the Company that the Advisor believes the suit is without merit and intends to defend against it vigorously.
Fees and Participations Paid in Connection with the Operations of the Company
Acquisition Fees
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor is also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. These acquisition expenses may also include insourced expenses for services performed by the Advisor or its affiliates. Such insourced expenses are fixed initially at and may not exceed 0.50% of the contract purchase price of each property and 0.50% of the amount advanced for each loan or other investment, which is paid at the closing of each such investment. The Advisor is also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also pays third parties, or reimburses the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s portfolio of investments exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees may not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor during the three and nine months ended September 30, 2018 or 2017.
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
Asset Management Fees and Variable Management/Incentive Fees
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company’s assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions received on the Company’s common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2018, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying an asset management fee in cash to the Advisor or its assignees as

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company’s assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value. The Company paid $1.4 million and $4.2 million in cash asset management fees during the three and nine months ended September 30, 2018, respectively. The Company paid $1.4 million and $4.1 million in cash asset management fees during the three and nine months ended September 30, 2017, respectively.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement, dated as of April 24, 2014 (the “PMA”), unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company incurred approximately $0.1 million and $0.4 million in property management fees during the three and nine months ended September 30, 2018, respectively. The Company incurred approximately $0.1 million and $0.5 million in property management fees during the three and nine months ended September 30, 2017, respectively.
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
Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement shall be made for salaries, bonuses or benefits to be paid to the Company’s executive officers. Total reimbursement of costs and expenses for the three and nine months ended September 30, 2018 were $1.2 million and $3.6 million, respectively. Total reimbursement of costs and expenses for the three and nine months ended September 30, 2017 were $1.0 million and $2.6 million, respectively.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2018	2017	2018	2017	September 30, 2018		December 31, 2017
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—		$—
Financing coordination fees (1)	—	—	375	1,050	—		—
Ongoing fees:
Asset and property management fees to related parties	1,532	1,515	4,633	4,566	(33)	(3)	(18)	(3)
Professional fees and other reimbursements (2)	1,214	988	3,639	2,644	280	(4) (5)	527	(4) (5)
Distributions on Class B units (2)	—	61	39	180	—		20	(5)
Total related party operation fees and reimbursements	$2,746	$2,564	$8,686	$8,440	$247		$529
_____________________

(1)	Included as a deferred financing cost within mortgage notes payable, net on the unaudited and audited consolidated balance sheets, respectively.

(2)
Amounts for the three and nine months ended September 30, 2018 and 2017 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

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
The Company will pay to the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor will not be paid unless investors receive a return of capital contributions. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2018 or 2017.
The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2018 or 2017.
Subordinated Participation in Real Estate Sales
Upon a liquidation or sale of all or substantially all assets, including through a merger or sale of stock of the Company, an affiliate of the Advisor that is special limited partner of the OP, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2018 and 2017.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Fees Incurred in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Termination Fees
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three and nine months ended September 30, 2018 or 2017.
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
These automatic grants are made without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s board of directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares granted as awards under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The following table displays restricted share award activity during the nine months ended September 30, 2018:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	11,165	$22.14
Granted	4,440	20.26
Vested	(2,979)	22.14
Forfeited	—	—
Unvested, September 30, 2018	12,626	21.48
As of September 30, 2018, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $39,869 and $73,031 for the three and nine months ended September 30, 2018, respectively. Compensation expense related to restricted share awards was approximately $12,000 and $36,000 for the three and nine months ended September 30, 2017, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2018 or 2017.
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss (in thousands)	$(5,865)	$(5,877)	$(18,978)	$(16,025)
Basic and diluted weighted average shares outstanding	31,180,373	31,106,250	31,313,567	30,956,152
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.61)	$(0.52)

AMERICAN REALTY CAPITAL NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The Company had the following weighted-average common share equivalents as of September 30, 2018 and 2017, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted shares	12,625	6,932	12,625	6,932
OP units	90	90	90	90
Class B units	159,159	159,159	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	171,874	166,181	171,874	166,181
Note 12 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
Share Repurchase Program
On October 9, 2018 the Company repurchased 145,627 shares of common stock for approximately $3.0 million, at a weighted-average price per share of $20.26 pursuant to the SRP.
Acquisitions
On October 17, 2018, the Company closed on an acquisition of a medical office building with an aggregate base purchase price of $15.9 million, excluding acquisition related costs. The acquisition was funded by proceeds from issuance of mortgage debt in the amount of $10.0 million with the remainder funded with cash on hand.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the “SRP”) and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and thus subject to regulation under the Investment Company Act; and

•	As of September 30, 2018, we owned only six properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of September 30, 2018, we owned six properties consisting of 1,085,084 rentable square feet acquired for an aggregate purchase price of $686.1 million.
On October 23, 2018, our board of directors approved an estimated net asset value per share of its common stock (“Estimated Per-Share NAV”) equal to $20.26 as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018. This was the second annual update of Estimated Per-Share NAV we have published. We intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually at the discretion of our board of directors. We offer shares pursuant to the dividend reinvestment plan (“DRIP”) and repurchase shares pursuant to our SRP at a price based on Estimated Per-Share NAV. For additional information on the current status of the DRIP and our SRP, see Note 6 — Common Stock and Note 12 — Subsequent Events to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Properties
The following table presents certain information about the investment properties we owned as of September 30, 2018:

Portfolio	Acquisition Date	Rentable Square Feet	Occupancy	Remaining Lease Term (2)	Gross Asset Value (3)
					(in thousands)
421 W. 54th Street - Hit Factory (1)	Jun. 2014	12,327	—%	0	$6,480
400 E. 67th Street - Laurel Condominium	Sept. 2014	58,750	100.0%	7.6	76,086
200 Riverside Boulevard - ICON Garage	Sept. 2014	61,475	100.0%	19.0	9,000
9 Times Square	Nov. 2014	167,390	74.6%	6.4	180,191
123 William Street	Mar. 2015	542,676	94.7%	7.4	272,204
1140 Avenue of the Americas	Jun. 2016	242,466	91.3%	4.1	178,455
		1,085,084	90.3%	6.2	$722,416
_______________________________
(1) During the second quarter of 2018, the sole tenant in our 421 W. 54th Street property terminated its lease early and vacated the space.
(2) Remaining lease term in years as of September 30, 2018, calculated on a weighted-average basis, as applicable.
(3) Gross asset value represents total real estate investments, at cost, net of gross market lease intangible liabilities.

Results of Operations
As of September 30, 2018 and 2017, our overall portfolio occupancy was 90.3% and 87.1%, respectively, while occupancy at our property located at 9 Times Square increased to 74.6% from 57.9% as of September 30, 2018 and 2017, respectively.
The following table is a summary of our quarterly leasing activity for 2018:

	Q1 2018	Q2 2018	Q3 2018
Leasing activity:
New Leases(1):
New leases commenced	2	4	4
Total square feet leased	34,789	52,425	19,813
Annualized straight-line rent (2)	$43.13	$63.70	$98.92
Weighted average lease term (years)	13.0	7.4	11.2

Replacement leases(3):
Replacement leases commenced	2	2	1
Square feet	30,349	20,216	4,312

Terminations (4):
Leases terminated	1	1	2
Square feet	12,658	12,327	9,765
Annualized straight-line rent (2)	$55.08	$49.31	$48.48

Tenant improvements on replacement leases per square foot (5)	$23.39	$—	$—
Leasing commissions on replacement leases per square foot (5)	$7.49	$8.93	$—
(1) Includes new and replacement leases commenced during the quarter.
(2) Represents the GAAP basis weighted-average rent per square foot that is recognized over the term on the respective leases, includes free rent and periodic rent increases, excludes recoveries.
(3) Represents replacement leases commenced, and related square feet, for spaces that had been previously leased in the prior twelve months.
(4) Calculated as of the date of termination.
(5) Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease was signed, which may be different than the period in which these amounts were actually paid.
Comparison of Three Months Ended September 30, 2018 and 2017
Rental Income
Rental income increased $0.9 million to $14.2 million for the three months ended September 30, 2018, from $13.3 million for the three months ended September 30, 2017, due to an increase in occupancy.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.4 million to $1.5 million for the three months ended September 30, 2018, compared to $1.1 million for the three months ended September 30, 2017, primarily due to higher recoveries of reimbursable costs. The costs associated with these reimbursements are recorded in property expenses, which increased as a result of new lease commencements and the increased costs of maintaining our six properties including costs of real estate taxes, utilities, and repairs and maintenance.
Pursuant to many of our lease agreements, tenants are required to reimburse us for their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all property operating expenses may be reimbursed by our tenants. Operating expense reimbursements primarily relate to costs associated with maintaining our properties including utilities, repairs and maintenance and real estate taxes.
Property Operating Expenses
Property operating expenses increased $0.5 million to $7.3 million for the three months ended September 30, 2018 from $6.8 million for the three months ended September 30, 2017. This increase is primarily due to new lease commencements and the increased costs of maintaining our six properties including the costs of real estate taxes, utilities, and repairs and maintenance.

Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager essentially remained flat at $1.5 million for the three months ended September 30, 2018 and September 30, 2017 (see Note 8 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor and Property Manager).
General and Administrative Expenses
General and administrative expenses increased $0.2 million to $2.3 million for the three months ended September 30, 2018 from $2.1 million for the three months ended September 30, 2017. These expenses are primarily related to professional fees and other reimbursements incurred from our Advisor. The professional fees and other reimbursements include administrative services, overhead expenses for employees of the Advisor (excluding our executive officers) and other reimbursements incurred from our Advisor. For the three months ended September 30, 2018, professional fees and other reimbursements incurred from our Advisor increased $0.2 million to $1.2 million, as compared to $1.0 million for the three months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization expense was essentially flat at $7.1 million for the three months ended September 30, 2018 and September 30, 2017.
Interest Expense
Interest expense increased $0.6 million to $3.5 million for the three months ended September 30, 2018, compared to $2.9 million for the three months ended September 30, 2017. The increase was due to a new $50.0 million loan entered into on April 13, 2018 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of September 30, 2018 the gross balance of our outstanding debt was $289.0 million and had a weighted-average effective interest rate of 4.51%. As of September 30, 2017, the gross balance of our outstanding debt was $239.0 million and had a weighted-average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest was essentially flat at approximately $0.1 million for the three months ended September 30, 2018 and 2017, respectively. The income primarily relates to interest earned on our cash balances during the periods.
Comparison of Nine Months Ended September 30, 2018 and 2017
Rental Income
Rental income increased $2.3 million to $42.3 million for the nine months ended September 30, 2018, from $40.0 million for the nine months ended September 30, 2017, primarily due to an increase in occupancy.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.3 million to $3.9 million for the nine months ended September 30, 2018, from $3.6 million for the nine months ended September 30, 2017, primarily due to higher recoveries of reimbursable costs. The costs associated with these reimbursements are recorded in property expenses, which increased as a result of new lease commencements and the increased costs of maintaining our six properties including costs of real estate taxes, utilities, and repairs and maintenance.
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
Property Operating Expenses
Property operating expenses increased $0.9 million to $20.8 million for the nine months ended September 30, 2018 from $19.9 million for the nine months ended September 30, 2017, primarily due to new lease commencements and the increased costs of maintaining our six properties including costs of real estate taxes, utilities, and repairs and maintenance.
Asset and Property Management Fees to Related Parties
We incurred $4.6 million in fees for asset and property management services from our Advisor and Property Manager for both the nine months ended September 30, 2018 and 2017 (see Note 8 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor and Property Manager).

Acquisition and Transaction Related Expenses
We incurred $1,000 and $6,000 of acquisition and transaction related expenses for the nine months ended September 30, 2018 and 2017, respectively.
General and Administrative Expenses
General and administrative expenses increased $2.2 million to $7.8 million for the nine months ended September 30, 2018 compared to $5.6 million for the nine months ended September 30, 2017, primarily related to an increase in professional fees and other reimbursements incurred from our Advisor, as well as an increase in legal and proxy fees. These professional fees and other reimbursements include administrative services, overhead expenses for employees of the Advisor (excluding our executive officers) and other reimbursements incurred from our Advisor.
For the nine months ended September 30, 2018, professional fees and other reimbursements incurred from our Advisor increased $1.0 million to $3.6 million for the nine months ended September 30, 2018, compared to $2.6 million for the nine months ended September 30, 2017. The legal and proxy fees contributed approximately $0.8 million to the increase in general and administrative expenses during the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, which included approximately $0.4 million paid for an agreement to settle the contested vote at our 2017 annual meeting of shareholders.
Depreciation and Amortization
Depreciation and amortization expense increased $1.1 million to $22.4 million for the nine months ended September 30, 2018, compared to $21.3 million for the nine months ended September 30, 2017, primarily due to a higher depreciable asset base as a result of capital improvements during the year ended December 31, 2017.
Interest Expense
Interest expense increased $1.3 million to $9.7 million for the nine months ended September 30, 2018, from $8.4 million for the nine months ended September 30, 2017. The increase was due to a new $50.0 million loan entered into on April 13, 2018 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of September 30, 2018, the gross balance of our outstanding debt was $289.0 million and we had a weighted-average effective interest rate of 4.51%. As of September 30, 2017, the gross balance of our outstanding debt was $239.0 million and we had a weighted-average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest was essentially flat at approximately $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. The income primarily relates to interest earned on our cash balances during the periods.
Gain on Sale of Investment Securities
Gain on sale of investment securities was approximately $24,000 for the nine months ended September 30, 2017, which resulted from the sale of investment in equity securities with a cost basis of approximately $467,000 for approximately $491,000. No investment in equity securities was sold during the nine months ended September 30, 2018.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities was $4.2 million during the nine months ended September 30, 2018 and consisted primarily of a net loss of $19.0 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash expenses of $21.5 million, which resulted in net cash inflows of $2.5 million. Net cash used in operating activities also included a $1.0 million decrease related to accounts payable and accrued expenses associated with operating activities and an increase in prepaid expenses and other assets of $5.9 million, primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. In addition, net cash used in operating activities was impacted by a net cash inflow of $0.2 million for an increase in deferred rent.
During the nine months ended September 30, 2017, net cash provided by operating activities was approximately $3.9 million and consisted of a net loss of $16.0 million adjusted for depreciation and amortization for tangible and intangible assets and other non-cash expenses of $20.7 million, which resulted in cash inflows of $4.7 million. Net cash provided by operating activities also included net cash inflows of $2.5 million for an increase in deferred rent related to payments received from tenants in advance of their due dates, as well as a $3.9 million increase related to accounts payable and accrued expenses associated with operating activities. These operating cash inflows were partially offset by a increase in prepaid expenses and other assets of $7.2 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis,
Cash Flows from Investing Activities
Net cash used in investing activities of $6.1 million during the nine months ended September 30, 2018 related to funding of capital expenditures relating to building and tenant improvements at 9 Times Square and 123 William Street.
Net cash used in investing activities of $7.6 million during the nine months ended September 30, 2017 related to funding of capital expenditures of $8.1 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas, offset by the proceeds received from the sale of investment securities of $0.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $32.9 million during the nine months ended September 30, 2018 primarily related to the proceeds from mortgage notes payable of $50.0 million, partially offset by distributions to stockholders of $7.5 million, payments of $2.3 million relating to financing costs and repurchases of common stock of $7.3 million.
Net cash provided by financing activities of $12.8 million during the nine months ended September 30, 2017 related to the gross proceeds from a mortgage note payable of $140.0 million which included $24.8 million of restricted cash required by the mortgage lender for leasing, tenant improvement and leasing commission reserves, partially offset by payment of mortgage note payable of $96.0 million, distributions to stockholders of $20.9 million, payments of $2.9 million relating to financing costs and repurchases of common stock of $7.3 million.
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $64.1 million as compared to $39.6 million as of December 31, 2017. The increase in our cash and cash equivalents balance was primarily driven by the new loan we closed in April 2018, detailed further below. In addition, on February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to the six properties we already own. Our board of directors will continue to evaluate our performance and expects to assess our distribution policy no sooner than February 2019, however there can be no assurance we will be able to resume paying cash distributions at our previous level or at all.
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
We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $340.0 and $425.1 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2018 (published on October 25, 2018). As of September 30, 2018, our gross aggregate borrowings were $289.0 million with a weighted-average effective interest rate of 4.51%. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We have no future scheduled principal payments on our mortgage notes payable (including the Loan) for the remainder of 2018 or for the year ended December 31, 2019.
On February 6, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer (as amended, the “February Offer”). Under the February Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018, and, in accordance with the terms of the February Offer, we accepted for purchase 139,993 shares of common stock for a total cost of approximately $2.4 million. Payment of this amount and related costs was made in April 2018 and funded using cash on hand.
On June 15, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of our common stock for cash at a purchase price equal to $12.95 per share. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, we accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million. Payment of this amount and related costs was made in July 2018 and funded using cash on hand.
Subsequent Events
On October 9, 2018 we repurchased 145,627 shares of common stock for approximately $3.0 million, at a weighted-average price per share of $20.26 pursuant to the SRP. These repurchases were funded with cash on hand.
On October 17, 2018, we closed on an acquisition of a medical office building with an aggregate base purchase price of $15.9 million, excluding acquisition related costs. The acquisition was funded by proceeds from issuance of mortgage debt in the amount of $10.0 million with the remainder funded with cash on hand.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in an occupancy level of 90.3% across our portfolio as of September 30, 2018, as compared to 88.3% as of December 31, 2017. Specifically, occupancy levels at 9 Times Square and 123 Williams Street have increased to 74.6% and 94.7%, respectively, as compared to 63.9% and 92.7%, respectively, as of December 31, 2017.
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
We will seek replacement tenants and continue to evaluate its strategic alternatives for our 421 W. 54th Street property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
Capital Expenditures
For the nine months ended September 30, 2018, we have funded $6.1 million of capital expenditures primarily related to improvements at our 123 William Street and 9 Times Square properties. The capital expenditures for the nine months ended September 30, 2017 of $8.1 million were primarily related to 9 Times Square, 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
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
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
Because of these factors, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
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

The tables below reflect the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended			Nine Months Ended September 30, 2018
(In thousands)	March 31, 2018	June 30, 2018	September 30, 2018
Net loss (in accordance with GAAP)	$(6,584)	$(6,529)	$(5,865)	$(18,978)
Depreciation and amortization	7,731	7,562	7,128	22,421
FFO	1,147	1,033	1,263	3,443
Acquisition and transaction related	—	1	—	1
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)	(463)	(484)	(1,557)
Straight-line rent	(1,126)	(929)	(1,249)	(3,304)
Straight-line ground rent	27	27	28	82
MFFO	$(562)	$(331)	$(442)	$(1,335)

	Three Months Ended			Nine Months Ended September 30, 2017
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(5,877)	$(16,025)
Depreciation and amortization	6,997	7,227	7,125	21,349
FFO	2,211	1,865	1,248	5,324
Acquisition and transaction related	6	—	—	6
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(499)	(1,570)
Straight-line rent	(618)	(603)	(1,365)	(2,586)
Straight-line ground rent	27	27	28	82
Non-recurring loss on extinguishment of debt	131	—	—	131
Gain on sale of investment securities	—	(24)	—	(24)
MFFO	$1,218	$733	$(588)	$1,363

Cash Net Operating Income
Cash NOI is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less income from investment securities and interest, plus general and administrative expenses, acquisition and transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. In calculating Cash NOI, we also eliminate the effects of straight-lining of rent and the amortization of above- and below-market leases. Cash NOI should not be considered an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity.
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

The tables below reflect the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2018	June 30, 2018	September 30, 2018	September 30, 2018
Net loss (in accordance with GAAP)	$(6,584)	$(6,529)	$(5,865)	$(18,978)
Income from interest	(64)	(64)	(111)	(239)
General and administrative	3,004	2,540	2,261	7,805
Asset and property management fees to related parties	1,483	1,618	1,532	4,633
Acquisition and transaction related	—	1	—	1
Depreciation and amortization	7,731	7,562	7,128	22,421
Interest expense	2,803	3,380	3,501	9,684
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)	(463)	(484)	(1,557)
Straight-line rent	(1,126)	(929)	(1,249)	(3,304)
Straight-line ground rent	27	27	28	82
Cash NOI	$6,664	$7,143	$6,741	$20,548

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Net loss (in accordance with GAAP)	$(4,786)	$(5,362)	$(5,877)	$(16,025)
Income from investment securities and interest	(49)	(73)	(68)	(190)
General and administrative	1,576	1,992	2,066	5,634
Asset and property management fees to related parties	1,538	1,513	1,515	4,566
Acquisition and transaction related	6	—	—	6
Depreciation and amortization	6,997	7,227	7,125	21,349
Interest expense	2,665	2,834	2,866	8,365
Gain on sale of investment securities	—	(24)	—	(24)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(539)	(532)	(499)	(1,570)
Straight-line rent	(618)	(603)	(1,365)	(2,586)
Straight-line ground rent	27	27	28	82
Cash NOI	$6,817	$6,999	$5,791	$19,607
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
During the nine months ended September 30, 2018, distributions paid to common stockholders totaled $11.7 million. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to the DRIP. During January and February 2018, when we were paying distributions, we funded distributions from cash proceeds received from cash on hand, representing proceeds from secured mortgages financing. No cash flows from operations were used to fund distributions during this period. Net cash used in operating activities was approximately $4.2 million for the nine months ended September 30, 2018.

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
In connection with the February Offer, our board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018, our board of directors reactivated the SRP. In connection with the June Offer, our board of directors suspended the SRP during the pendency of the June Offer. On August 23, 2018, our board of directors unanimously reactivated the SRP, which had been suspended, for a period commencing on August 25, 2018 and ending on September 24, 2018 (the “2018 Reactivation Period”). The board of directors also approved a related amendment to the SRP, effective August 25, 2018, and a subsequent suspension of the SRP commencing immediately following the 2018 Reactivation Period which will remain in effect until the date that we announce that we will resume paying regular cash distributions to our stockholders although there can be no assurance that we will do so at all. On October 9, 2018, we repurchased 145,627 which were comprised of shares related to repurchase requests made during the period from January 1, 2018 until the suspension of the SRP on February 6, 2018 and the period commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 (the “2018 Active Period”), which represent the two periods of time during the six months ended June 30, 2018 when the SRP was not suspended, and shares related to repurchase requests made during the 2018 Reactivation Period.
Under the SRP, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (periods January 1 through June 30, “first fiscal semester” or July 1 through December 31 “second fiscal semester”, together referred to as a “fiscal semester”). Repurchases for any fiscal semester are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from the DRIP in that same fiscal semester, as well as any reservation of funds our board of directors may, in its sole discretion, make available for this purpose.
We repurchase shares pursuant to the SRP at a price based on Estimated Per-Share NAV. If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester. On October 24, 2016, our board of directors approved an estimated net asset value per share of our common stock as of June 30, 2016 (the “2016 Estimated Per-Share NAV”). Since we established the 2016 Estimated Per-Share NAV during the second fiscal semester of 2016, any repurchase requests received during the second fiscal semester of 2016 were paid at the Estimated Per-Share NAV. On February 28, 2016, the SRP amendment became effective and on October 25, 2017, our board of directors approved an estimated net asset value per share of our common stock as of June 30, 2017 (the “2017 Estimated Per-Share NAV”). Since we established the 2017 Estimated Per-Share NAV during the second fiscal semester of 2017, after the repurchases with respect to the first fiscal semester of 2017 had been completed, any shares repurchased with respect to the second fiscal semester of 2017 were paid at the 2017 Estimated Per-Share NAV. During the second fiscal semester, on October 23, 2018, the independent directors of the board unanimously approved the 2018 Estimated Per-Share NAV equal to $20.26. Any repurchase requests received as of this date in the second fiscal semester and until a new annual Estimated Per-Share NAV is published, stockholders would be paid $20.26 per share of common stock.
If a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2018:

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Nine months ended September 30, 2018 (2) (3)	254,941	20.26
Cumulative repurchases as of September 30, 2018	1,259,734	22.03
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted-average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted-average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately

$1.7 million at a weighted-average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) In January 2018, our board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted-average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26.
(3) Includes repurchase requests approved during the third quarter of 2018, and paid on October 9, 2018, which resulted in the repurchase of 145,627 shares for approximately $3.0 million at a weighted-average price per share of $20.26, which are comprised of shares related to repurchase requests made during the 2018 Active Period and shares related to repurchase requests made during the 2018 Reactivation Period.
Contractual Obligations
In April 2018, we entered into the Loan which will require us to make annual interest payments of approximately $2.3 million. The $50.0 million principal balance is required to be repaid upon maturity in May 2028. There were no other material changes in our contractual obligations at September 30, 2018, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Issuer Purchases of Equity Securities
As permitted under the SRP, as amended and restated on June 14, 2017 and effective as of July 14, 2017, our board of directors authorized, with respect to redemption requests received during the quarter ended September 30, 2018, the repurchase of all shares validly submitted for repurchase following the death or qualifying disability of a stockholder. In connection with the February Offer, our board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018, our board of directors reactivated the SRP. In connection with the June Offer, our board of directors suspended the SRP during the pendency of the June Offer. On August 23, 2018, our board of directors unanimously reactivated the SRP for the 2018 Reactivation Period. The board of directors also approved a subsequent suspension of the SRP commencing immediately following the 2018 Reactivation Period which will remain in effect until we announce that we will resume paying regular cash distributions to our stockholders. We have not yet reactivated the SRP following the 2018 Reactivation Period.
When a stockholder requests a repurchase and the repurchase is approved by our board of directors, we will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2018.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	1,004,793	$22.48
Nine months ended September 30, 2018 (2) (3)	254,941	20.26
Cumulative repurchases as of September 30, 2018	1,259,734	22.03
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately $5.6 million at a weighted-average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted-average price per share of $23.68, (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted-average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) In January 2018, our board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted-average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26.
(3) Includes repurchase requests approved during the third quarter of 2018, and paid on October 9, 2018, which resulted in the repurchase of 145,627 shares for approximately $3.0 million at a weighted-average price per share of $20.26, which are comprised of shares related to repurchase requests made during the 2018 Active Period and shares related to repurchase requests made during the 2018 Reactivation Period.
Other Repurchases
Under the June Offer, we offered to purchase up to 500,000 shares of our common stock for cash at a purchase price equal to $12.95 per share. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, we accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million. Payment of this amount and related costs were made in July 2018 and funded using cash on hand.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith