Form 10-K
period 2018-12-31
New York City REIT, Inc.
filed 2019-03-15
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

American Realty Capital New York City REIT, Inc.
(former name or former address, if changed since last report)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12 (g) of the Act: Common stock, $0.01 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock.
As of March 6, 2019, the registrant had 30,990,448 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2018

i

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2018

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;

•	Effective March 1, 2018, we ceased paying distributions. There can be no assurance we will be able to resume paying distributions at our previous level or at all;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;

•	We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes (“REIT”);

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

•
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the “SRP”) which is currently suspended and may have to hold their shares for an indefinite period of time;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions; and

•	As of December 31, 2018, we owned only seven properties and therefore have limited diversification.
All forward-looking statements should be read with the risks noted in Part I, Item 1A of this Annual Report on Form 10-K.

ii

PART I
Item 1. Business
Organization
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of December 31, 2018, we owned seven properties consisting of 1,102,584 rentable square feet acquired for an aggregate purchase price of $702.0 million.
On April 24, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. We closed our IPO on May 31, 2015. As of December 31, 2018, we had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan (“DRIP”). In addition, from inception through December 31, 2018, we had raised net proceeds of $769.9 million, including $68.8 million of distributions to our shareholders which were reinvested in our common stock through DRIP.
We first established an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) in 2016. On October 24, 2016, our board of directors approved an Estimated Per-Share NAV of $21.25 as of June 30, 2016 (the “2016 Estimated Per-Share NAV”), which was published on October 26, 2016 (“NAV Pricing Date”). Prior to the NAV Pricing Date, we had offered shares pursuant to the DRIP and had repurchased shares pursuant to the Share Repurchase Program (the “SRP”) at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, we began to offer shares pursuant to the DRIP and repurchase shares pursuant to the SRP at a price based on Estimated Per-Share NAV. On October 23, 2018, our board of directors approved an Estimated Per-Share NAV equal to $20.26 as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018. Until we list shares of our common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually. We offer shares pursuant to the DRIP, which is not currently available as distributions are suspended and repurchase shares pursuant to the SRP which is, also, currently suspended, at a price based on Estimated Per-Share NAV. For additional information on the current status of the DRIP and the SRP, see Note 6 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K.
In March 2019, we changed our name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
We have no employees. Our Advisor manages our affairs on a day-to-day basis. We have retained New York City Properties, LLC (our “Property Manager”) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, and these related parties receive compensation, fees and expense reimbursements for services related to the investment and management of our assets. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP Units”). The Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP, provided, however, that the OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

•
Pay Monthly Distributions - Pay monthly distributions. On February 27, 2018, we suspended distributions we pay to holders of our common stock and our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we pay them; and

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
As of December 31, 2018 and 2017 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
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
Acquisition Structure
We have acquired real estate and real-estate related assets directly, for example, by acquiring fee interests in real property (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), or by purchasing interests, including controlling interests, in REITs or other “real estate operating companies,” such as real estate management companies and real estate development companies, that own real property. We also may acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest, or assets under ground leases. Our assets generally are held in wholly and majority-owned subsidiaries of ours, each formed to hold a particular asset.
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
It is currently our intention to limit our aggregate borrowings to 40% – 50% of the aggregate fair market value of our assets. At the date of acquisition of each asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
We will not borrow from our Advisor, any of our directors or any of our Advisor’s affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
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
Tax Status
 We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties and to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, private investment funds, institutional investors, lenders, governmental bodies and other entities. We also may compete with other entities advised or sponsored by affiliates of AR Global for properties or tenants. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2018 and do not expect that we will be required to make any such material capital expenditures during 2019.
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
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address located at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.newyorkcityreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our stockholders. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions and the value of an investment in our common stock.

Risks Related to an Investment in New York City REIT, Inc.
All of our properties are located in the New York MSA, making us dependent upon the economic climate in New York City.
All of the real estate assets we own are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy (such as employee layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market.
Our properties face competition for tenants.
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including other REITs, sovereigns, specialty finance companies, family offices, banks, mortgage bankers, insurance companies, mutual funds, private investment funds, institutional investors and lenders. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources.
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
Our common stock is not traded on a national securities exchange, and we only repurchase shares under the SRP in the event of death or disability of a stockholder. The SRP may be suspended or amended at any time and stockholders may have to hold their shares for an indefinite period of time. Our stockholders who sell their shares to us under the SRP may receive less than the price they paid for the shares.
There is no active trading market for our shares. The SRP includes numerous restrictions that limit a stockholder’s ability to sell shares to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to the SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the DRIP and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year, subject to the authority of our board of directors to identify another source of funds for repurchases under the SRP. Further, we are no longer receiving proceeds from the DRIP due to our suspension of the distributions, effective as of March 1, 2018. Our board of directors may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate the SRP upon notice. Therefore, requests for repurchase under the SRP may not be accepted. Any repurchases under the SRP are based on Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
We are not currently paying distributions and there can be no assurance we will be able to resume paying distributions at our previous level or at all.
Effective as of March 1, 2018, we suspended payment of distributions to our stockholders. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. Our ability to pay future cash distributions will depend on our future cash flows and may be dependent on our ability to increase the operating cash flow we generate from investments or otherwise obtain additional liquidity, which may not be available on favorable terms, or at all. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time.
In the past, we have not generated operating cash flows sufficient to fund the distributions paid to our stockholders. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
We have, since our inception, funded distributions from, among other sources, borrowings, asset sales or the sale of securities. Funding distributions from borrowings restricts the amount we can borrow for any property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our common stock or other equity securities to fund distributions rather than invest in assets will likewise reduce the amount available to invest. Funding distributions from the sale of additional securities could also result in a dilution of our stockholders’ investment.
We also may not have sufficient cash from operations to pay a distribution required to qualify for or maintain our REIT status.
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
We compete with many other entities engaged in real estate investment activities particularly for properties located in New York City. The competition may significantly increase the price we pay and reduce the returns that we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. In addition:

•	we have invested all of the net proceeds from our IPO, so this source of capital is no longer available to us to pursue acquisitions;

•
our board of directors suspended our distributions to stockholders effective March 1, 2018 in part to help generate liquidity needed to pursue acquisitions, but the ongoing suspension of distributions, or, if we are able to commence paying distributions again, the perception that future suspensions may occur, could make raising capital by selling shares of our common stock more difficult, and there can be no assurance we will be able to generate sufficient cash from operations, or obtain the necessary debt or equity financing on favorable terms, or at all, in order to consummate an acquisition;

•	we may acquire properties that are not accretive and not successfully managed and leased to meet our expectations;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	agreements to acquire properties are typically subject to customary conditions to closing, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
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
We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of the advisory agreement expires on July 1, 2030, but is automatically renewed for consecutive five-year terms unless notice of termination is provided by either party 180 days in advance of the expiration of the term. If we terminate the agreement in connection with a change in control, we would be required to pay a termination fee that could be up to $15,000,000 plus four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights contained in the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives, we have acquired and may continue to acquire assets that have less than 80% occupancy, but which we believe we can reposition, redevelop or remarket to create value enhancement and capital appreciation opportunistically. For example, we acquired 9 Times Square in November 2014 at 50.3% occupancy and as of December 31, 2018, occupancy was at 84.3%. Subsequent to acquisition, we allowed leases to expire and terminate as part of the implementation of our repositioning, redeveloping and remarketing plan with respect to the property. While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in leasing up this property or effectively repositioning or remarketing any other property we may acquire for these purposes, including increasing the occupancy rate.
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
Two of our individual real estate investments represent a material percentage of our assets.
As of December 31, 2018, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 71% of the total square footage in our portfolio and 73% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our shares.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.

As of December 31, 2018, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	7.4%
Knotel, Inc.	5.9%
Planned Parenthood Federation of America, Inc.	5.7%
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
We depend on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor and our Property Manager.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliate, the Property Manager. We depend on our Advisor, and the Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the day-to-day management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor. Neither our Advisor nor its affiliates have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or its affiliates and available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of key personnel capable of establishing or maintaining appropriate strategic relationships, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline. On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corporation (“RCAP”), which prior to its bankruptcy filing was under common control with our Advisor, filed suit against AR Global, our Advisor, advisors of other entities sponsored by affiliates of AR Global, and AR Global’s principals. The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services our Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants' motion. On December 7, 2017, the creditor trust moved for limited reargument of the court’s partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. Our Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
Our Advisor and Property Manager depend upon the fees and other compensation that they receive from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We may change our targeted investments without stockholder consent.
We have invested and intend to invest in a portfolio of office properties and other property types located in the five boroughs of New York City, specifically Manhattan. However, our board or directors may change our investment policies over time. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our and our stockholders’ recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements to this effect with our directors and officers, certain former directors and officers, our Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement.
The purchase price per share for shares issued under the DRIP and the repurchase price of our shares under the SRP is based on our Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
On October 25, 2018, we published the 2018 Estimated Per-Share NAV equal to $20.26 as of June 30, 2018. In order to establish the 2018 Estimated Per-Share NAV, our Advisor engaged an independent valuer to perform appraisals of our real estate assets in accordance with the valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimated the market value of our principal real estate and real estate-related assets, and our Advisor determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviewed the valuations and range of value performed by the independent valuer for consistency with the valuation guidelines and the reasonableness of the independent valuer’s conclusions. Our board of directors oversaw and reviewed our Advisor’s Estimated Per-Share NAV calculation and, following consideration, in its discretion and as appropriate, of other factors, made the formal determination as to the 2018 Estimated Per-Share NAV. Our board of directors is ultimately and solely responsible for the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our independent directors, neither our Advisor nor our board of directors independently verified or will independently verify for any future valuation or appraised value of our properties. Moreover, these valuations do not necessarily represent the price at which we would be able to sell an asset, and the price that shares would trade in secondary markets or the price a third party would pay to acquire us. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable value of shares of our common stock.
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

Our business and operations could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade our existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor, other parties that provide us with services essential to our operations and we are protected against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a subject of an intentional cyberattack or other event which results in unauthorized third party access to systems to disrupt operations, corrupt data or steal confidential information may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Additionally, any failure to adequately protect against unauthorized or unlawful processing of personal data, or to take appropriate action in cases of infringement may result in significant penalties under privacy law.
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

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

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. Thus, the executive officers and real estate professionals at our Advisor could direct attractive investment opportunities to other entities advised by affiliates of AR Global.

We and other entities advised by affiliates of AR Global also rely on these real estate professionals to supervise the property management and leasing of properties. These executive officers and key real estate professionals, as well as AR Global, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
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
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders’ investments.
We may enter into joint ventures with other entities advised by affiliates of AR Global for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which entity advised by affiliates of AR Global enters into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, AR Global and its officers and employees and certain of our executive officers and other key personnel and its respective affiliates are key personnel, general partners and sponsors of other entities, including entities advised by affiliates of AR Global, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these individuals have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If these conflicts occur, the returns on our investments may suffer.
Our officers and directors face conflicts of interest related to the positions they hold with related parties.
Our executive officers are also officers of our Advisor, our Property Manager and other affiliates of AR Global. Some of our directors also are directors of other REITs sponsored by affiliates of AR Global. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the duties that they owe to us.
These conflicting duties could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of any new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to entities advised by affiliates of AR Global, (c) the timing and terms of the investment in or sale of an asset, (d) investments with entities advised by affiliates of our Advisor, (e) compensation to our Advisor and its affiliates, including the Property Manager, and (f) any decision to sell ourselves or sell all, or substantially all, of our assets.
Moreover, involvement in the management of multiple REITs by certain of the officers and other key personnel of our Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under our advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation. See Note 10—Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the limited partnership agreement of the OP requires our OP to pay a performance-based distribution to New York City Special Limited Partnership, LLC (the “Special Limited Partner”), an affiliate of our Advisor, in connection with a listing or other liquidity event, such as the sale of our assets, or if we terminate the advisory agreement, even for cause as permitted by the advisory agreement. The Special Limited Partner is also entitled under the limited partnership agreement of the OP to participate in net sales proceeds. See Note 8 — Related Party Transactions and Arrangements - Fees and Participations Paid in Connection with Liquidation or Listing to our consolidated financial statements included in this Annual Report on Form 10-K. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock that may dilute our stockholders’ interests in us and containing terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us for a premium price.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter permits our board of directors to authorize the issuance of up to 350.0 million shares of capital stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. In addition, our board may elect to (1) sell additional shares of our common stock (or other equity securities) in future public or private offerings, (2) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or any of its affiliates, (3) issue shares of our common stock to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation, or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the OP issued by us as consideration for acquisition of those properties or assets. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Our stockholders may also experience dilution in the book value and fair value of their shares depending on the terms and pricing of any additional offerings and the book or fair value of our shares.
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
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor or any REIT formed and organized by our sponsor (an entity under common ownership with AR Global). Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor, or any REIT advised by any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our board of directors is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our board of directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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

We could remain an “emerging growth company” until December 31, 2019, the last day of the fiscal year in which the fifth anniversary of the commencement of our IPO occurs, or if earlier, the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. “Emerging growth companies” are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB, (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. To the extent we have taken advantage of certain of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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
We may be unable to secure funds for future tenant improvements or capital needs.
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

We depend on our OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of our OP and its subsidiaries, which could adversely affect our ability to pay distributions to our stockholders.
Our only significant asset is our interest in our OP. We conduct, and intend to continue conducting, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. We currently receive cash to use for corporate purposes only from our OP and its subsidiaries. Effective as of March 1, 2018, we suspended the payment of distributions to our stockholders. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. If we do resume paying distributions, we cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay distributions to our stockholders and satisfy our other obligations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. Any claim our stockholders may have as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries, including claims of our lenders and other creditors. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our OP and its subsidiaries liabilities and obligations have been paid in full.

General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general, economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	increases in operating expenses;

•	vacancies and inability to lease or sublease space;

•	changes in interest rates and availability of mortgage financing on favorable terms, or at all;

•	changes in tax, real estate, environmental and zoning laws; and

•	the possibility that one or more of our tenants will be unable to pay their rental obligations.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to sell a property at the time or on the terms we desire.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements, and we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we desire could reduce our cash flow and reduce the value of our stockholders’ investment. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property.

We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of, or refinancing indebtedness secured by, properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon sale, disposition or refinancing. Lock-out provisions may also prohibit us from pre-paying the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to the properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders, such as precluding us from participating in major transactions that would result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for corporate purposes.
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
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease and that our cash flow and the amounts available for distributions to our stockholders will not be adversely affected.
If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition and ability to pay distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Recent changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our properties.
Under authoritative accounting guidance for leases through December 31, 2018, a lease was classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease did not meet any of the criteria for a capital lease, the lease was considered an operating lease by the tenant, and the obligation did not appear on the tenant’s balance sheet, rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease could have appeared to enhance a tenant’s balance sheet in comparison to direct ownership. The new standards, which were effective as of January 1, 2019 for public business entities, affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. For additional information on the new standard issued in the U.S., which we adopted on January 1, 2019, see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance indebtedness secured by our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
Our properties are located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
Moreover, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices.
We face possible risks associated with the natural disasters and the physical effects of climate change.
We are subject to risks associated with natural disasters and the physical effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties and business. To the extent climate change causes changes in weather patterns, the New York MSA could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to lease space in the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our properties or business.
Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.
We may acquire properties outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. There can be no assurance that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes, should we choose to acquire them. We may be exposed to a variety of risks if we choose to enter new markets, including particularly to the extent our Advisor and its affiliates do not have experience in those markets, inability of our Advisor to evaluate accurately local market conditions, hire and retain key personnel, identify appropriate acquisition opportunities, and navigate local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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
Costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions and other corporate purposes.

Risks Related to Real Estate-Related Investments
We may in the future acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us to additional risks.
As of the date of this Annual Report on Form 10-K, we have not invested in any first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. In the future, however, we may choose to acquire or originate real estate debt, invest in real estate-related loans and debt securities or invest in other real estate-related securities issued by real estate market participants, which would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

•	risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;

•	difficulty in redeploying the proceeds from repayments of our existing loans and investments;

•	the illiquidity of certain of these investments;

•	lack of control over certain of our loans and investments;

•
the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses and additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we financing; and

•	the need to structure and select our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Associated with Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2018, we had total outstanding indebtedness of approximately $291.7 million, net. In addition, we may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund distributions or for other corporate purposes;
•limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
In most recent instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding the LIBOR.
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate, to the extent that we incur variable rate debt in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. In addition, increases in interest rates could make it more difficult for us to refinance our existing debt or require us to sell properties.

We may incur variable-rate indebtedness in the future that may use the London Inter-Bank Offered Rate (“LIBOR”) or similar rates as a benchmark for establishing the applicable interest rate. LIBOR rates increased in 2018 and may continue to increase in future periods. Moreover, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our operating and financial flexibility.
A lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter into may contain covenants that limit our ability to further mortgage a property, incur secured or unsecured debt, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
Derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates.
We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. There is no assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Gross Income Test or 95% Gross Income Test.
Interest-only and adjustable rate indebtedness may increase our risk of default.
As of December 31, 2018, all of our outstanding mortgage indebtedness was interest-only. We may also finance future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect, among other things, the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay any distribution that we are required to pay to maintain our qualification as a REIT.
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
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To continue to qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to continue to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.
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
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use our taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for U.S. federal income tax purposes, our OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
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
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although the 20% deduction is scheduled to sunset after December 31, 2025. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

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
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute more of our taxable income to our stockholders.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted (prospectively or retroactively) by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of our capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2018:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	7.4
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	18.8
9 Times Square (2)	Nov. 2014	1	167,390	84.3%	8.1
123 William Street	Mar. 2015	1	542,676	98.3%	7.1
1140 Avenue of the Americas	Jun. 2016	1	242,466	91.3%	3.7
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	6.5
		7	1,102,584	93.7%	6.3
_______________________________

(1)	Remaining lease term in years as of December 31, 2018, calculated on a weighted-average basis, as applicable.

(2)	This property was formerly known as 570 Seventh Avenue.
Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2018. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2019	$53,347
2020	51,404
2021	47,237
2022	44,018
2023	35,920
2024	30,889
2025	24,128
2026	21,533
2027	18,763
2028	15,698
Thereafter	39,215
Total	$382,152

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent (1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2019	11	$4,389	6.8%	89,727	8.7%
2020	14	3,737	5.8%	70,684	6.8%
2021	6	5,684	8.8%	83,000	8.0%
2022	10	7,313	11.3%	142,081	13.7%
2023	6	7,624	11.8%	73,856	7.1%
2024	5	5,988	9.3%	88,831	8.6%
2025	10	7,458	11.6%	121,261	11.7%
2026	2	1,217	1.9%	19,000	1.8%
2027	2	2,655	4.1%	46,124	4.5%
2028	10	5,210	8.1%	72,849	7.0%
Total	76	$51,275	79.5%	807,413	77.9%
_____________________________

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration, excluding operating expense reimbursements and free rent.
Tenant Concentration
As of December 31, 2018 and 2017, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio.
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
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2018:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	12.2%	Jul. 2031	12.6	1 - 5 year option	$3,324
______________________________

(1)	Remaining lease term in years as of December 31, 2018.

(2)	Annualized rental income as of December 31, 2018 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

9 Times Square
The following table lists the tenants at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2018:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
						(In thousands)
Knotel 200 W 41st, LLC	26,340	18.7%	Oct. 2028	9.8	1 - 5 year option	$1,455
9TS Gifts LLC	7,479	5.3%	May 2034	15.4	None	$1,898
________________________________

(1)	Remaining lease term in years as of December 31, 2018.

(2)	Annualized rental income as of December 31, 2018 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2018:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
						(In thousands)
City National Bank	35,643	16.1%	Jun. 2023	4.5	2 - 5 year options	$4,299
Waterfall Asset Management, LLC	25,500	11.5%	Aug. 2022	3.7	1 - 5 year option	$2,019
________________________________

(1)	Remaining lease term in years as of December 31, 2018.

(2)	Annualized rental income as of December 31, 2018 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financing
Our mortgage notes payable as of December 31, 2018 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2018	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)
123 William Street (1)	1	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	4.17%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	4.58%	Fixed	May 2028
8713 Fifth Avenue	1	10,000	5.04%	Fixed	Nov. 2028
Mortgage notes payable, gross	5	$299,000	4.54%
_____________________

(1)
We entered into a loan agreement with Barclays Bank PLC, in the amount of $140.0 million, on March 6, 2017. A portion of the proceeds from the loan was used to repay the outstanding principal balance of approximately $96.0 million on the existing mortgage loan secured by the property. At closing, the lender placed $24.8 million of the proceeds in escrow, to be released to us in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of December 31, 2018 and 2017, $2.5 million and $4.9 million, respectively, of the proceeds remained in escrow and are included in restricted cash on the consolidated balance sheet.

Item 3. Legal Proceedings.
The information related to litigation and regulatory matters contained in Note 7 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
No established public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. During our IPO, we sold shares of our common stock to the public at a price of $25.00 per share. Subsequent to the closing of our IPO and until the NAV Pricing Date, we sold shares of our common stock at $23.75 per share pursuant to our DRIP and have repurchased shares pursuant to the SRP. Beginning with the NAV Pricing Date, we began to offer shares pursuant to the DRIP and repurchase shares pursuant to the SRP at a price based on the Estimated Per-Share NAV as determined by our board of directors.
Consistent with our valuation guidelines, we engage Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to provide valuation services with respect to our assets and liabilities, which primarily consist of the real estate assets and mortgage debt, including providing a report containing an estimated range of market values of our assets and liabilities.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Board by Duff & Phelps (the “Duff & Phelps Report”) complies with the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.
Duff & Phelps performed a full valuation of our real estate assets utilizing approaches, outlined below, that are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of the other assets, minus (ii) the sum of (C) estimated value of debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in a hypothetical liquidation of us divided by (iii) the number of shares of common stock outstanding on a fully-diluted basis.
Duff & Phelps estimates the “as is” market value of each real estate asset through an income capitalization approach using a discounted cash flow model where a range of “market supported” terminal capitalization rates and discount rates is applied to projected net operating income or cash flow, as applicable. The discounted cash flow valuation method simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its projection period. Cash flow developed in Duff & Phelps’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This cash flow is then discounted by a yield rate deemed appropriate by Duff & Phelps over a typical projection period in a discounted cash flow analysis. Thus, two key steps are involved: (1) estimating the cash flow applicable to each real estate asset and (2) choosing appropriate terminal capitalization rates and discount rates.
A sales comparison approach is, then, used to assess the reasonableness of the conclusions reached through the income capitalization approach. A sales comparison approach considers what other purchasers and sellers in the applicable market had agreed to a price for comparable real estate assets. This approach is based on the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes.
On October 25, 2017, our board of directors approved an Estimated Per-Share NAV equal to $20.26 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 31,029,865 shares of common stock outstanding on a fully diluted basis as of June 30, 2017 (the “2017 Estimated Per-Share NAV”).

On October 23, 2018, the independent board of directors, who comprise a majority of our board of directors, unanimously approved the 2018 Estimated Per-Share NAV equal to $20.26 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 31,346,179 shares of common stock outstanding on a fully diluted basis as of June 30, 2018. The Estimated Per-Share NAV does not reflect events subsequent to June 30, 2018 that may have had a material impact on the Estimated Per-Share NAV.
The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in our real estate and capital markets. We currently intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
Holders
As of March 6, 2019, we had 30,990,448 shares of common stock outstanding held by a total of 13,332 stockholders of record.
Distributions
We are required to distribute annually at least 90% of our REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying, a monthly distribution to $1.5125 per annum, per share of common stock, payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay for our common stock, effective March 1, 2018. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them.
A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. From a U.S. federal income tax perspective, 100% of distributions, or $0.25 per share for the year ended December 31, 2018 and $1.51 for the years ended December 31, 2017 and 2016, represented a return of capital. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to maintain our status as a REIT under the Code.
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended to date, the “RSP”). The RSP provides us with the ability to grant awards of restricted shares to our board of directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. For additional information, see Note 10 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	1,480,663	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	1,480,663
________________

(1)
The total number of shares granted as awards under the RSP shall not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time The total number of shares that may be issued under or subject to awards under the RSP is 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2018, we had 31,149,697 shares of our common stock issued and outstanding on a fully diluted basis, and 19,337 shares of our common stock had been issued under or were subject to awards under the RSP.

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which is currently suspended, that enables our stockholders, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a quarterly basis. The SRP has been suspended since September 25, 2018, and the suspension will remain in effect until the date that we announce that we will resume paying regular cash distributions to our stockholders. For additional information on distributions to our stockholders, see “Item 1A— Risk Factors — Risks Related to an Investment in New York City REIT, Inc. — We are not currently paying distributions and there can be no assurance we will be able to resume paying distributions at our previous level or at all.” and for additional information on the SRP, see Note 6 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table reflects the number of shares repurchased cumulatively through December 31, 2018.

	Number of Shares Repurchased	Weighted-Average Price per Share

Year ended December 31, 2014	—	$—
Year ended December 31, 2015	183,780	23.63
Year ended December 31, 2016	461,555	23.62
Year ended December 31, 2017 (1)	359,458	20.41
Year ended December 31, 2018 (2)	254,941	20.26
Cumulative repurchases as of December 31, 2018	1,259,734	22.03
________________
(1) Includes (i) 276,624 shares repurchased during the three months ended March 31, 2017 for approximately$5.6 million at a weighted-average price per share of $20.15, (ii) 578 shares repurchased during the three months ended June 30, 2017 for approximately $13,700 at a weighted-average price per share of $23.68 and (iii) 82,256 shares repurchased during the three months ended September 30, 2017, for approximately $1.7 million at a weighted-average price per share of $21.25. During the three months ended September 30, 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which were fulfilled during the three months ended September 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) Includes (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.
Tender Offers
On February 6, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “February Offer”). We made the February Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the then-current Estimated Per-Share NAV. Under the February Offer, we offered to purchase up to 140,000 shares of its common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018 and, in accordance with the terms of the February Offer, we accepted for purchase 139,993 shares of common stock for a total cost of approximately $2.4 million, which was paid in April 2018.

On June 15, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of its common stock for cash at a purchase price equal to $12.95 per share. We made the June Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the then-current Estimated Per-Share NAV. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, we accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million, which was paid in July 2018.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
Balance sheet data (In thousands)	2018	2017	2016	2015	2014
Total real estate investments, at cost	$774,494	$753,793	$744,945	$550,369	$270,083
Total assets	773,742	760,450	773,604	726,415	458,565
Mortgage notes payable, net	291,653	233,517	191,328	93,176	—
Total liabilities	330,062	278,966	233,413	130,276	21,159
Total stockholders’ equity	443,680	481,484	540,191	596,139	437,406

Operating data (In thousands, except share and per share data)	Year Ended December 31
	2018	2017	2016	2015	2014
Total revenues	$62,399	$58,384	$47,607	$26,436	$2,851
Total operating expenses	73,661	70,496	60,312	38,849	9,386
Operating loss	(11,262)	(12,112)	(12,705)	(12,413)	(6,535)
Total other (expenses) income	(12,850)	(10,961)	(7,060)	(3,372)	16
Net loss	$(24,112)	$(23,073)	$(19,765)	$(15,785)	$(6,519)
Other data:
Cash flows (used in) provided by operations	$(7,080)	$2,282	$4,128	$(5,194)	$(4,965)
Cash flows used in investing activities	(14,935)	(10,340)	(95,880)	(169,164)	(256,567)
Cash flows provided by (used in) financing activities	29,600	5,453	(41,127)	172,717	445,873
Per share data:
Basic and diluted net loss per common share	$(0.77)	$(0.74)	$(0.64)	$(0.57)	$(0.95)
Distributions declared per common share	$0.25	$1.51	$1.51	$1.51	$0.84
Basic and diluted weighted-average number of common shares outstanding	31,228,941	31,042,307	30,668,238	27,599,363	6,849,166

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.

We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of December 31, 2018, we owned seven properties consisting of 1,102,584 rentable square feet acquired for an aggregate purchase price of $702.0 million.
On October 25, 2017, our board of directors approved the 2017 Estimated Per-Share NAV of $20.26 as of June 30, 2017, which was published on October 26, 2017. On October 23, 2018, our board of directors approved the 2018 Estimated Per-Share NAV of $20.26 as of June 30, 2018. Until we list shares of common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually. We offer shares pursuant to the DRIP, which is currently not available as distributions are suspended and repurchase shares pursuant to the SRP, which is currently suspended, at a price based on Estimated Per-Share NAV.
In March 2019, we changed our name from American Realty New York City REIT, Inc. to New York City REIT, Inc.
We have no employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis, and we have retained our Property Manager to serve as our property manager. Our Advisor and Property Manager are under common control with AR Global, and these entities receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the critical accounting policies that management believes is important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, GAAP requires that we record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
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
When we conclude that we are the owner of tenant improvements, we capitalize the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record its contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
We continually review receivables related to rent and unbilled rent receivables and determine collectibility by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, we will record an increase in its allowance for uncollectible accounts or record a direct write-off of the receivable in its consolidated statements of operations and comprehensive loss. Certain tenants have provided letters of credit in lieu of cash security deposit required per the respective lease agreements.
We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets, which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If we own certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss. We recognized $0.2 million contingent rental income for the year ended December 31, 2018. We did not recognize any contingent rental income for the years ended December 31, 2017 or 2016.

Cost recoveries from tenants are included in operating expense reimbursements and other revenue in the period the related costs are incurred, as applicable.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
We utilize a number of sources in making its estimates of fair values for purposes of allocating purchase price, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — “Recently Issued Accounting Pronouncements” to our consolidated financial statements found in this Annual Report on Form 10-K for further discussion.
Results of Operations
As of December 31, 2018 and 2017, our overall portfolio occupancy was 93.7% and 88.3%, respectively, while occupancy at our property located at 9 Times Square increased to 84.3% from 63.9% leased as of December 31, 2018 and 2017, respectively.
The following table is a summary of our quarterly leasing activity for the year ended December 31, 2018:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Leasing activity:
New Leases:(1)
New leases commenced	2	4	4	9
Total square feet leased	34,789	52,425	19,813	53,507
Annualized straight-line rent (2)	$43.13	$63.70	$98.93	$138.54
Weighted-average lease term (years)(3)	12.7	6.8	11.7	11.5

Replacement leases:(4)
Replacement leases commenced	2	2	1	1
Square feet	30,349	20,216	4,312	12,658

Terminated Leases:(5)
Number of leases terminated	1	1	2	—
Square feet	12,658	12,327	9,765	—
Annualized straight-line rent(2)	$55.08	$49.31	$48.48	$—

Tenant improvements on replacement leases per square foot(6)	$23.39	$—	$—	$—
Leasing commissions on replacement leases per square foot(6)	$7.49	$8.93	$—	$25.47
______________________________
(1) Includes new and replacement leases commenced during the quarter.
(2) Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries.
(3) The weighted-average remaining lease term (years) is based on annualized straight-line rent.
(4) Represents leases commenced for spaces that had been previously leased in the prior twelve months.
(5) Calculated as of the date of termination.
(6) Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease has commenced, which may be different than the period in which these amounts were actually paid.
Comparison of Year Ended December 31, 2018 to 2017
As of December 31, 2018, we owned seven properties, comprising six properties acquired prior to January 1, 2017, and one property we acquired in October 2018 (our “8713 Fifth Avenue Property”). Our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily reflect changes due to leasing activity, and to a lesser extent, the impact of our acquisition of 8713 Fifth Avenue Property since it was acquired in October 2018.
Rental Income
Rental income increased $3.2 million to $57.1 million for the year ended December 31, 2018, compared to $53.9 million for the year ended December 31, 2017, primarily due to an increase in occupancy related to 9 Times Square property in the amount of $2.5 million and as well as $0.2 million of rental income from our 8713 Fifth Avenue Property which was acquired in October 2018.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.8 million to $5.3 million for the year ended December 31, 2018, compared to $4.5 million for the year ended December 31, 2017, primarily due to higher recoveries of reimbursable costs. The costs associated with these reimbursements are recorded in property expenses, which increased as a result of new lease commencements and the increased costs of maintaining our properties including costs of real estate taxes, utilities, and repairs and maintenance.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for most operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants. Operating expense reimbursements primarily relate to costs associated with maintaining our properties paid initially by us and then reimbursed by our tenants including utilities, repairs and maintenance and real estate taxes.

Asset and Property Management Fees to Related Parties
We incurred $6.2 million and $6.0 million in fees for asset and property management services from our Advisor and Property Manager for the years ended December 31, 2018 and 2017, respectively (see Note 8 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K for more information on fees incurred from our Advisor and Property Manager).
Property Operating Expenses
Property operating expenses increased $1.6 million to $28.4 million for the year ended December 31, 2018, compared to $26.8 million for the year ended December 31, 2017, primarily due the acquisition of new lease commencements and the increased costs of maintaining our six properties including costs of real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expenses
We incurred approximately $0.4 million of acquisition and transaction related expenses for the year ended December 31, 2018, primarily related to the renegotiation of the advisory agreement with the Advisor. Effective January 1, 2018, based on historical acquisitions, we expect that future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in related transaction costs to be capitalized rather than expensed (see Note 2 — Summary of Significant Accounting Policies — “Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K for more information). For the year ended December 31, 2017, we incurred $6,000 of acquisition and transaction related expenses related to a dead deal cost.
General and Administrative Expenses
General and administrative expenses increased $0.9 million to $9.0 million for the year ended December 31, 2018, compared to $8.1 million for the year ended December 31, 2017, primarily related to an increase in professional fees and other reimbursements incurred from our Advisor, as well as an increase in legal and proxy fees. The legal and proxy fees contributed approximately $0.7 million to the increase in general and administrative expenses during the year ended December 31, 2018, when compared to the year ended December 31, 2017, which included approximately $0.4 million paid for an agreement to settle the contested vote at our 2018 annual meeting of shareholders.
Professional fees and other reimbursements incurred from our Advisor increased $0.6 million to $4.6 million for the year ended December 31, 2018 compared to $4.0 million for the year ended December 31, 2017. These professional fees and other reimbursements include administrative services, personnel and overhead expenses for employees of the Advisor, and other reimbursements incurred from our Advisor. We entered into our amended and restated advisory agreement on November 16, 2018, pursuant to which our Advisor is entitled to receive reimbursements for administrative services, personnel and overhead expenses for employees of the Advisor, subject to certain limits. See Note 8 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million to $29.7 million for the year ended December 31, 2018, compared to $29.5 million for the year ended December 31, 2017, due to a higher depreciable asset base as a result of capital improvements during the year ended December 31, 2018.
Interest Expense
Interest expense increased $2.1 million to $13.3 million for the year ended December 31, 2018 compared to $11.2 million for the year ended December 31, 2017. The increase was primarily due to a new $50.0 million loan entered into on April 13, 2018 (the “April 2018 Loan”), secured by two of our previously unencumbered properties (see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information). As of December 31, 2018, the gross balance of $299.0 million and a weighted-average effective interest rate of 4.54%. As of December 31, 2017, we had two loans outstanding with a combined balance of $239.0 million and a weighted-average effective interest rate of 4.61%.
Income from Investment Securities and Interest
Income from investment securities and interest increased $0.2 million to $0.4 million for the year ended December 31, 2018, compared to $0.2 million for the year ended December 31, 2017. The income primarily relates to interest earned on our cash balances during the periods.
Gain on Sale of Investment Securities
There was no gain on sale of investment in equity securities for the year ended December 31, 2018. Gain on sale of investment securities was approximately $24,000 for the year ended December 31, 2017, which resulted from the sale of investment in securities with a cost basis of approximately $467,000 for approximately $491,000.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
As of December 31, 2017, we owned six properties, comprising five properties acquired prior to January 1, 2016 (our “Initial Five Properties”), and one property we acquired in June 2016 (our “1140 Avenue of the Americas Property”). Due to our 1140 Avenue of the Americas Property, our results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 reflect significant increases in most categories.
Rental Income
Rental income increased $9.7 million to $53.9 million for the year ended December 31, 2017, compared to $44.2 million for the year ended December 31, 2016. The increase in rental income was primarily due to our 1140 Avenue of the Americas Property, which contributed $8.6 million to the increase and our Initial Five Properties contributed $1.1 million of the increase.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.1 million to $4.5 million for the year ended December 31, 2017, compared to $3.4 million for the year ended December 31, 2016, primarily due to our 1140 Avenue of the Americas Property which contributed $0.9 million to the increase. Our Initial Five Properties contributed $0.2 million to the increase.
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
Asset and Property Management Fees to Related Parties
We incurred $6.0 million and $5.2 million in fees for asset and property management services from our Advisor and Property Manager for the years ended December 31, 2017 and 2016, respectively. Cash asset management fees increased in direct correlation with the increase in cost of assets, as a result of the acquisition of our 1140 Avenue of the Americas Property. Property management fees increased in direct correlation with gross revenue and amounted to $0.6 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively. See Note 8 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expenses
Property operating expenses increased $5.9 million to $26.8 million for the year ended December 31, 2017, compared to $20.9 million for the year ended December 31, 2016, primarily due to our 1140 Avenue of the Americas Property, which contributed $5.4 million to the increase. Our Initial Five Properties contributed $0.5 million of the increase. Property operating expenses primarily related to the costs of maintaining our six properties including real estate taxes, condominium fees, utilities, repairs and maintenance and property insurance. The ground lease rent expense for our 1140 Avenue of the Americas Property, which is part of our property operating expenses, was $4.7 million in 2017 and will continue to be $4.7 million annually through December 2041 and subsequently increase to $5.1 million through the end of the lease term in 2066, which will result in future increases in our property operating expenses.
Acquisition and Transaction Related Expenses
We incurred approximately $6,000 of acquisition and transaction related expenses for the year ended December 31, 2017 related to a dead deal cost. For the year ended December 31, 2016, we incurred $3.7 million of acquisition and transaction related expenses in connection with acquiring our 1140 Avenue of the Americas Property.
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
Depreciation and Amortization
Depreciation and amortization expenses increased $3.9 million to $29.5 million for the year ended December 31, 2017, compared to $25.6 million for the year ended December 31, 2016, primarily due to the addition of our 1140 Avenue of the Americas Property.

Interest Expense
Interest expense increased $3.8 million to $11.2 million for the year ended December 31, 2017 compared to $7.4 million for the year ended December 31, 2016, due to the closing of the loan on our 1140 Avenue of the Americas Property on June 15, 2016 and refinancing of 123 William Street on March 6, 2017. As of December 31, 2017, we had two loans outstanding with a combined balance of $239.0 million and a weighted-average effective interest rate of 4.61%. As of December 31, 2016, we had two loans outstanding with a combined balance of $195.0 million and a weighted-average effective interest rate of 3.61%.
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
During the year ended December 31, 2018, net cash used by operating activities was $7.1 million which consisted of a net loss of $24.1 million, and, after adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $28.5 million, which resulted in cash inflows of $4.3 million. Net cash used by operating activities also included net cash inflow of $0.5 million for an increase in deferred rent related to payments received from tenants in advance of their due dates. These operating cash inflows were partially offset by other liabilities of $0.8 million for an decrease in accounts payable and accrued expenses associated with operating activities and a increase in prepaid expenses and other assets of $11.2 million primarily related to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, payment of real estate taxes and deferred leasing costs.
During the year ended December 31, 2017, net cash provided by operating activities was $2.3 million and was positively impacted by the acquisition of our 1140 Avenue of the Americas Property, acquired in June 2016. Net cash provided by operations consisted of a net loss of $23.1 million, and, after adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $28.5 million, resulted in cash inflows of $5.4 million. Net cash provided by operating activities also included net cash inflows of $2.2 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $3.3 million for an increase in accounts payable and accrued expenses associated with operating activities. These operating cash inflows were partially offset by a decrease in prepaid expenses and other assets of $8.6 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
During the year ended December 31, 2016, net cash provided by operating activities was $4.1 million and was positively impacted by lease escalation provisions and income due to our Acquisitions. Net cash provided by operating activities consisted of a net loss of $19.8 million, and, after adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $25.8 million, resulted in cash inflows of $6.0 million. Net cash provided by operating activities also included net cash inflows of $1.4 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities as well as $2.8 million for an increase in accounts payable and accrued expenses. Net operating cash outflows primarily related to an increase in prepaid expenses and other assets of $6.0 million primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Cash Flows From Investing Activities
Net cash used in investing activities during the year ended December 31, 2018 of $14.9 million related to capital expenditures of $9.0 million primarily due to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas and $5.9 million due the acquisition of our 8713 Fifth Avenue Property in October 2018.
Net cash used in investing activities during the year ended December 31, 2017 of $10.3 million related to capital expenditures of $10.8 million relating primarily to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas, partially offset by proceeds received from the sale of investment securities of $0.5 million.

Net cash used in investing activities during the year ended December 31, 2016 of $95.9 million, primarily related to the acquisition of our 1140 Avenue of the Americas Property for $79.2 million, with an aggregate purchase price of $178.5 million, net of purchase price adjustments, partially funded with a mortgage note payable of $99.0 million. Net cash used in investing activities also related to payment of capital expenditures of $16.7 million relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows From Financing Activities
Net cash provided by financing activities of $29.6 million during the year ended December 31, 2018 related to the proceeds from mortgage note payable of $50.0 million, partially offset by distributions to stockholders of $7.5 million, payments of $2.7 million relating to financing costs and repurchases of common stock of $10.3 million.
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
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $48.0 million as compared to cash of $39.6 million as of December 31, 2017. The increase in our cash and cash equivalents balance was primarily driven by the April 2018 Loan detailed further below. In addition, on February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to the seven properties we already own. Our board of directors will continue to evaluate our performance and assess our distribution policy, however there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations, acquisitions, potential future distributions to our stockholders and repurchases under the SRP.
We had historically used the net proceeds from our IPO to fund acquisitions and distributions, as well as for other corporate purposes. We used the last remaining proceeds from our IPO during 2017, so this source is no longer available to us. We expect to fund future acquisitions, if any, and operations through a combination of net cash provided by our current property operations, the operations of properties that may be acquired in the future and proceeds from financings, and we believe that we will have sufficient cash flow to meet our operating needs over the next year. Furthermore, we expect that cash retained by the suspension of distributions noted above will be available for use to fund our operations, capital expenditures related to tenant improvements, costs associated with new leases and lease renewals (including leasing commissions) and acquisitions. As mentioned above, additional sources of capital may also include proceeds from secured and unsecured financing from banks or other lenders. To the extent we are required to obtain additional financing we may not be able to do so on favorable terms or at all.
We have used mortgage financing to acquire three of our properties and expect to continue to use debt financing as a source of capital. On April 13, 2018, two wholly owned subsidiaries of the OP, entered into the April 2018 Loan with Societe Generale. The loan agreement provides for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The April 2018 Loan requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by, among other things, mortgage liens on two of our previously unencumbered properties. At the closing of the April 2018 Loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, and approximately $47.1 million in net proceeds remained available to us. Of these net proceeds, we used: (i) approximately $8.0 million to fund share repurchases pursuant to the June Offer and the SRP; (ii) approximately $8.0 million to fund capital expenditures at our 9 Times Square property; (iii) approximately $6.0 million for acquisitions; and (iv) approximately $5.0 million for other general corporate purposes, with the remainder available for future use. For additional information, see Note 4 - Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $340.0 million and $425.1 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2018 (published on October 25, 2018). As of December 31, 2018, our aggregate borrowings were $299.0 million with a weighted-average effective interest rate of 4.54%. As of December 31, 2017, our aggregate borrowings were $239.0 million with a weighted-average interest rate of 4.61%. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
On February 6, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer. Under the February Offer, we offered to purchase up to 140,000 shares of our common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018, and, in accordance with the terms of the February Offer, we accepted for purchase 139,993 shares of common stock for a total cost of approximately $2.4 million. Payment of this amount and related costs was made in April 2018 and funded using cash on hand.
On June 15, 2018, in response to an unsolicited offer to our stockholders, we commenced a tender offer to purchase up to 500,000 shares of our common stock for cash at a purchase price equal to $12.95 per share. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, we accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million. Payment of this amount and related costs was made in July 2018 and funded using cash on hand.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in the occupancy level of 93.7% across our portfolio as of December 31, 2018, as compared to 88.3% as of December 31, 2017. Specifically, occupancy levels at 9 Times Square and 123 William Street have increased to 84.3% and 98.3%, respectively, as compared to 63.9% and 92.7%, respectively, as of December 31, 2017.
We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites have helped us achieve the lease-up of the office floors throughout the building and drive increased property value. We believe that certain market tenant incentives, including free rent periods and tenant improvements, have driven occupancy rates higher and extended the average duration of our leases. While we will not receive cash during initial free rent periods, we believe we are often able to negotiate longer, more attractive lease terms by having the flexibility to include such a feature. There can be no assurance, however, that these improvements will occur on a timely basis, or at all.
We will seek replacement tenants and continue to evaluate our strategic alternatives for our 421 W. 54th Street property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
Capital Expenditures
For the year ended December 31, 2018 we funded $9.0 million of capital expenditures primarily related to improvements at our 123 William Street and 9 Times Square properties. The capital expenditures for the year ended December 31, 2017 of $10.8 million were primarily related to 9 Times Square, 123 William Square and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
While we have substantially completed our repositioning and redevelopment plan with respect to 9 Times Square and are currently working to lease the remaining vacant space at the property, there can be no assurance that we will be successful in lease-up of this property or effectively reposition or remarket any other property we may acquire for these purposes, including increasing the occupancy rate.
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
We define FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s definition.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect the payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of the holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with the adjustments calculated to reflect MFFO on the same basis.
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
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and

MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to pay distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net loss (in accordance with GAAP)	$(24,112)	$(23,073)	$(19,765)
Depreciation and amortization	29,690	29,539	25,586
FFO	5,578	6,466	5,821
Acquisition and transaction related	407	6	3,695
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,044)	(2,247)	(2,376)
Straight-line rent adjustment	(4,544)	(3,498)	(4,515)
Straight-line ground rent adjustment	109	109	2,454
Loss on extinguishment of debt	—	131	—
(Gain) loss on sale of investment securities	—	(24)	5
MFFO	$(494)	$943	$5,084
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

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net loss (in accordance with GAAP)	$(24,112)	$(23,073)	$(19,765)
Income from Investment Securities and Interest	(444)	(245)	(344)
General and administrative	8,975	8,087	4,933
Asset and property management fees to related parties	6,211	6,039	5,179
Acquisition and transaction related	407	6	3,695
Depreciation and amortization	29,690	29,539	25,586
Interest Expense	13,294	11,230	7,404
Gain on sale of investment securities	—	(24)	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,044)	(2,247)	(2,376)
Straight-line rent adjustment	(4,544)	(3,498)	(4,515)
Straight-line ground rent adjustment	109	109	2,454
Cash NOI	$27,542	$25,923	$22,251
Acquisitions
On October 17, 2018, we closed on an acquisition of a medical office building with an aggregate base purchase price of $15.9 million, excluding acquisition related costs. The acquisition was funded by proceeds from a new $10.0 million mortgage loan encumbering the property with the remainder funded with cash on hand. For additional information, see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
Distributions
We are required to distribute annually at least 90% of our REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying, a monthly distribution equivalent to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years.
During the year ended December 31, 2018, we paid distributions to common stockholders of $11.7 million during the three months ended March 31, 2018, prior to suspending distributions. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to the DRIP. During January and February 2018, when we were paying distributions, we funded distributions from cash on hand, representing proceeds from secured mortgages financing. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income for acquired properties and our operating expense levels. Our net cash used in operating activities was approximately $7.1 million for the year ended December 31, 2018. There is no assurance that rents from the properties we own will increase, or that future acquisitions will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Share Repurchase Program
In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP that enables our stockholders, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a quarterly basis. The SRP has been suspended since September 25, 2018, and the suspension will remain in effect until the date that we announce that we will resume paying regular cash distributions to our stockholders. For additional information on the SRP, see Note 6 — Common Stock to our consolidated financial statements found in this Annual Report on Form 10-K.

The following table reflects the number of shares repurchased cumulatively through December 31, 2018:

	Number of Shares Repurchased	Weighted-Average Price per Share

Year ended December 31, 2014	—	$—
Year ended December 31, 2015	183,780	23.63
Year ended December 31, 2016	461,555	23.62
Year ended December 31, 2017 (1)	359,458	20.41
Year ended December 31, 2018 (2)	254,941	20.26
Cumulative repurchases as of December 31, 2018	1,259,734	22.03
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
(2) Includes (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2018:

		Years Ended December 31,
(In thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Mortgage notes payable:
Principal payments	$299,000	$—	$—	$—	$299,000
Interest payments	124,557	13,541	27,119	27,082	56,815
Ground lease payments	235,722	4,746	9,492	$9,492	211,992
Total	$659,279	$18,287	$36,611	$36,574	$567,807
Election as a REIT
We elected to be taxed as a REIT under the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

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
Related-Party Transactions and Agreements
Please see Note 8 — Related-Party Transactions and Arrangements to our consolidated financial statements included in this Form 10-K.
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
As of December 31, 2018, our debt consisted of fixed-rate secured mortgage notes payable with an aggregate carrying value of $299.0 million and a fair value of $301.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but have no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $19.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $21.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2018 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Change of Corporate Name
On March 13, 2019, we filed an amendment to our charter changing our name from American Realty New York City REIT, Inc. to New York City REIT, Inc. with the Maryland State Department of Assessments and Taxation, which became effective upon filing.
The foregoing description of the material terms of this amendment to our charter in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 3rd Floor, New York, NY 10022, attention Chief Financial Officer. Our Code of Business Conduct and Ethics is also available on our website, www.newyorkcityreit.com.
The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019.

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 *	Articles of Amendment for American Realty Capital New York City REIT, Inc., dated March 13, 2019
3.3 (1)	Amended and Restated Bylaws of American Realty Capital New York City REIT, Inc.
4.1 (2)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014
4.2 (3)	First Amendment to Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of November 5, 2015
4.3 (4)	Amended and Restated Distribution Reinvestment Plan
10.1 (5)
Second Amended and Restated Advisory Agreement, dated as of November 16, 2018, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.2 (2)
Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.3 (6)
First Amendment, dated as of April 13, 2018, to Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.4 (5)
Second Amendment, dated as of November 16, 2018, to Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC

10.5 (6)	Property Management and Leasing Agreement, dated as of April 13, 2018, by and among New York City Properties, LLC and the other parties thereto
10.6 (7)	Amended and Restated Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc., effective as of November 8, 2017
10.7 (8)
Indemnification Agreement, dated as of December 31, 2014, between the Company and William M. Kahane, Elizabeth K. Tuppeny, Robert T. Cassato, Nicholas S. Schorsch, Michael A. Happel, Gregory W. Sullivan, and RCS Capital Corporation

10.8 (9)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.9 (10)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O’Malley
10.10 (1)	Form of Indemnification Agreement
10.11 (11)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (11)	Form of Restricted Stock Award Agreement
10.13 (12)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower
10.14 (12)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender
10.15 (12)
Environmental Indemnity Agreement, dated as of March 6, 2017, made by ARC NYC123WILLIAM, LLC, as borrower, and New York City Operating Partnership, L.P., as principal, in favor of Barclays Bank PLC, as indemnitee

10.16 (13)	Settlement Agreement dated as of February 9, 2018, by and among American Realty Capital New York City REIT, Inc., Cove Partners III LLC and the other signatories thereto
10.17 (1)	Loan Agreement, dated as of April 13, 2018, by and among ARC NYC400E67, LLC and ARC NYC200RIVER01, LLC, as borrowers, and Societe Generale, as lender
10.18 (1)	Guaranty of Recourse Obligations made by New York City Operating Partnership, L.P., as guarantor, in favor of Societe Generale, dated as of April 13, 2018
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (14)	Second Amended and Restated Share Repurchase Program effective as of July 14, 2017.
99.2 (15)	Amendment to Second Amended and Restated Share Repurchase Program effective as of August 25, 2018.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York City REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

(4)	Filed as Appendix A to the Company’s Registration Statement on Form S-3 filed with the SEC on May 22, 2015.

(5)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 19, 2018.

(6)	Filed as an exhibit to the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 15, 2018.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

(8)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 7, 2015.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2015.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2016.

(12)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 10, 2017.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018.

(14)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 14, 2017.

(15)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 24, 2018.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2019.

NEW YORK CITY REIT, INC.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 15, 2019
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019
Katie P. Kurtz

/s/ Lee M. Elman	Independent Director, Audit Committee Chair, Conflicts Committee Chair	March 15, 2019
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Independent Director	March 15, 2019
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	March 15, 2019
Abby M. Wenzel

NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
New York City REIT, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of New York City REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
March 15, 2019

NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Real estate investments, at cost:
Land	$138,110	$133,380
Buildings and improvements	533,099	514,459
Acquired intangible assets	103,285	105,954
Total real estate investments, at cost	774,494	753,793
Less accumulated depreciation and amortization	(90,235)	(64,926)
Total real estate investments, net	684,259	688,867
Cash and cash equivalents	47,952	39,598
Restricted cash	6,849	7,618
Prepaid expenses and other assets (including amounts due from related parties of $158 and $39 at December 31, 2018 and December 31, 2017, respectively)	26,010	17,721
Deferred leasing costs, net	8,672	6,646
Total assets	$773,742	$760,450

LIABILITIES AND EQUITY
Mortgage notes payable, net	$291,653	$233,517
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $204 and $364 at December 31, 2018 and December 31, 2017, respectively)	11,127	11,406
Below-market lease liabilities, net	21,514	24,753
Deferred revenue	5,768	5,255
Distributions payable	—	4,035
Total liabilities	330,062	278,966

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,990,448 and 31,382,120 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	310	314
Additional paid-in capital	685,758	691,775
Accumulated other comprehensive income	—	—
Accumulated deficit	(242,388)	(210,605)
Total stockholders’ equity	443,680	481,484
Total liabilities and equity	$773,742	$760,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$57,132	$53,930	$44,223
Operating expense reimbursements and other revenue	5,267	4,454	3,384
Total revenues	62,399	58,384	47,607

Operating expenses:
Asset and property management fees to related parties	6,211	6,039	5,179
Property operating	28,378	26,825	20,919
Acquisition and transaction related	407	6	3,695
General and administrative	8,975	8,087	4,933
Depreciation and amortization	29,690	29,539	25,586
Total operating expenses	73,661	70,496	60,312
Operating loss	(11,262)	(12,112)	(12,705)
Other income (expenses):
Interest expense	(13,294)	(11,230)	(7,404)
Income from investment securities and interest	444	245	344
Gain on sale of investment securities	—	24	—
Total other expenses	(12,850)	(10,961)	(7,060)
Net loss	(24,112)	(23,073)	(19,765)

Other comprehensive income (loss):
Reversal of accumulated unrealized gain on investment securities	—	(10)	—
Unrealized gain on investment securities	—	—	10
Comprehensive loss	$(24,112)	$(23,083)	$(19,755)

Basic and diluted weighted average shares outstanding	31,228,941	31,042,307	30,668,238
Basic and diluted net loss per share	$(0.77)	$(0.74)	$(0.64)
Distributions declared per common share	$0.25	$1.51	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2015	30,410,467	$304	$670,279	$—	$(74,444)	$596,139
Common stock issued through distribution reinvestment plan	902,597	9	21,037	—	—	21,046
Common stock repurchases	(461,555)	(4)	(10,901)	—	—	(10,905)
Share-based compensation	5,332	—	61	—	—	61
Distributions declared	—	—	—	—	(46,395)	(46,395)
Net loss	—	—	—	—	(19,765)	(19,765)
Unrealized gain on investment securities	—	—	—	10	—	10
Balance, December 31, 2016	30,856,841	309	680,476	10	(140,604)	540,191
Common stock issued through distribution reinvestment plan	880,504	9	18,558	—	—	18,567
Common stock repurchases	(359,458)	(4)	(7,333)	—	—	(7,337)
Share-based compensation	4,233	—	74	—	—	74
Distributions declared	—	—	—	—	(46,928)	(46,928)
Net loss	—	—	—	—	(23,073)	(23,073)
Reversal of unrealized gain upon realization of investment securities	—	—	—	(10)	—	(10)
Balance, December 31, 2017	31,382,120	314	691,775	—	(210,605)	481,484
Common stock issued through distribution reinvestment plan	208,836	1	4,230	—	—	4,231
Common stock repurchases	(604,948)	(5)	(10,264)	—	—	(10,269)
Share-based compensation	4,440	—	17	—	—	17
Distributions declared	—	—	—	—	(7,671)	(7,671)
Net loss	—	—	—	—	(24,112)	(24,112)
Balance, December 31, 2018	30,990,448	$310	$685,758	$—	$(242,388)	$443,680

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(24,112)	$(23,073)	$(19,765)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,690	29,539	25,586
Amortization of deferred financing costs	792	1,120	2,479
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,044)	(2,247)	(2,376)
Share-based compensation	17	74	61
(Gain) loss on sale of investment securities	—	(24)	5
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(11,184)	(8,603)	(6,038)
Accounts payable, accrued expenses and other liabilities	(752)	3,265	2,803
Deferred revenue	513	2,231	1,373
Net cash provided by (used in) operating activities	(7,080)	2,282	4,128
Cash flows from investing activities:
Investments in real estate	(5,948)	—	(79,162)
Proceeds from the sale of investment securities	—	491	—
Capital expenditures	(8,987)	(10,831)	(16,718)
Net cash used in investing activities	(14,935)	(10,340)	(95,880)
Cash flows from financing activities:
Proceeds from mortgage note payable	50,000	140,000	—
Payment of mortgage note payable	—	(96,000)	—
Payments of financing costs	(2,656)	(2,931)	(3,327)
Distributions paid	(7,475)	(28,279)	(25,312)
Repurchases of common stock	(10,269)	(7,337)	(12,488)
Net cash provided by (used in) financing activities	29,600	5,453	(41,127)
Net change in cash, cash equivalents and restricted cash	7,585	(2,605)	(132,879)
Cash, cash equivalents and restricted cash, beginning of period	47,216	49,821	182,700
Cash, cash equivalents and restricted cash, end of period	$54,801	$47,216	$49,821

Supplemental Disclosures:
Cash paid for interest	$12,272	$9,655	$4,622

Non-Cash Investing and Financing Activities:
Mortgage note payable used to acquire investments in real estate	10,000	—	99,000
Distributions payable	—	4,035	3,953
Accrued capital expenditures	408	1,561	118
Other assets acquired or (liabilities assumed) in real estate transactions, net	(66)	—	(353)
Common stock issued through distribution reinvestment plan	4,231	18,567	21,046
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of December 31, 2018, the Company owned seven properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $702.0 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015, and continued to accept subscriptions in process as of that date. As of December 31, 2018, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the dividend reinvestment plan (“DRIP”). In addition, from inception through December 31, 2018, we had raised net proceeds of $769.9 million, including $68.8 million of distributions to our shareholders which were reinvested in our common stock through DRIP.
On October 25, 2017, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2017 (the “2017 Estimated Per-Share NAV”) which was published on October 26, 2017, and, on October 23, 2018, the Company’s board of directors approved an estimated net asset value per share of its common stock as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
In March 2019, the Company changed its name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc. See Note 13 — Subsequent Events.
The Company has no employees. New York City Advisors, LLC (the “Advisor”) has been retained by the Company to manage the Company’s affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC “AR Global”), and these entities receive compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Reclassifications
The presentation of prior year restricted cash on the Company’s consolidated statements of cash flows, related to the adoption of a new accounting standard (see “Recently Issued Accounting Pronouncements” below for additional information) has been changed to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of December 31, 2018, 2017 or 2016.
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
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the comparable fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases. The fair value of other intangible assets, such as real estate tax abatements, are recorded based on the present value of the expected benefit and amortized over the expected useful life.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented; otherwise, the Company continues to report results of these properties’ operations within continuing operations. Properties that are intended to be sold will be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2018 or 2017.
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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, the Company determines estimated fair value for properties held for sale based on the estimated selling price of the asset. These assessments may result in the immediate recognition of an impairment loss, resulting in a reduction of net income (loss). The Company did not recognize any impairment charges for the years ended December 31, 2018, 2017 or 2016.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2018 and 2017, the Company had cash and cash equivalents and restricted cash of $54.8 million and $47.2 million, of which $53.1 million and $46.5 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of ground rent, real estate tax, structural, leasing commissions, free rent and insurance reserves.
Investment Securities
The Company did not own any debt or equity investment securities as of December 31, 2018 and 2017. The Company did own investment securities prior to June 15, 2017. On June 15, 2017, the Company redeemed its investment in equity securities at approximately $491,000 with a cost basis of approximately $467,000 and realized approximately $24,000 gain in the year ended December 31, 2017.
Deferred Leasing Costs, Net
Deferred leasing costs, net consist primarily of lease commissions and professional fees incurred, and are deferred and amortized to depreciation and amortization expense over the term of the related lease.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Share Repurchase Program
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their shares, subject to certain minimum conditions, if such repurchase does not impair the Company’s capital or operations.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The SRP is currently suspended and will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders. See Note 6 — Common Stock.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. See Note 6 — Common Stock.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of the Company’s leases provide for rental increases at specified intervals, GAAP requires that the Company record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectibility by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the receivable in its consolidated statements of operations and comprehensive loss. Certain tenants have provided letters of credit in lieu of cash security deposit required per the respective lease agreements.
The Company may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets, which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If the Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss. The Company recognized $0.2 million contingent rental income for the year ended December 31, 2018. The Company did not recognize any contingent rental income for the years ended December 31, 2017 or 2016.
Cost recoveries from tenants are included in operating expense reimbursements and other revenue in the period the related costs are incurred, as applicable.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Offering and Related Costs
All offering costs incurred by the Company, its Advisor and its affiliates on behalf of the Company are charged to additional paid-in capital on the consolidated balance sheets. Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fees) of the Company may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fees) incurred by the Company in its offering exceed 2.0% of gross offering proceeds and to the extent that the total of these costs plus selling commissions, the dealer manager fees and the other organization and offering expenses borne by the Company exceed 12.0% of the gross proceeds determined at the end of the IPO. See Note 8 — Related Party Transactions and Arrangements for additional information.
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for employee share based payments. The expense for such awards are included in general and administrative expenses and are recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 10 — Share-Based Compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income to its stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company had no REIT taxable income requiring distribution for each of the years ended December 31, 2018, 2017 and 2016. Accordingly, from a U.S. federal income tax perspective, 100% of distributions, or $0.25 per share for the year ended December 31, 2018 and $1.51 per share for the years ended December 31, 2017 and 2016 represented a return of capital. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
As of December 31, 2018, the Company had no material uncertain tax positions. The tax years subsequent to and including December 31, 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
The Company calculates basic income (loss) per share of common stock by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as OP Units, Class B units and unvested restricted stock (assuming such units are not antidilutive), based on, the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 11 — Net Loss Per Share for additional information.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing and management of properties. Management evaluates the operating performance of the Company’s investments in real estate at the individual property level.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018, under the modified retrospective approach. The new guidance did not have an impact on the Company’s consolidated financial statements, primarily as a result of revenue being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard was adopted (see below).
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single asset or group of similar assets, the assets acquired (or disposed of) would not be considered a business. The Company has assessed this revised guidance and expects, based on historical acquisitions, future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company adopted this guidance on January 1, 2017, which would apply to prospective acquisitions. On October 17, 2018, the Company closed on an acquisition of a property which was determined to be an asset acquisition based on this new guidance. Apart from the aforementioned, there were no other acquisitions during the year ended December 31, 2018 or the year ended December 31, 2017.
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
Pending Adoption as of December 31, 2018:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02"). The most significant changes in ASU 2016-02 is recognition of right-of-use ("ROU") assets and lease liabilities by lessees for those leases classified as operating leases, with less significant changes for lessors. Also, beginning in the first quarter of 2019, the new guidance requires additional disclosures that help enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company elected to not record on its consolidated balance sheets leases whose term is less than 12 months at lease inception. ASU 2016-02 originally required a modified retrospective method of adoption, however, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

presented. The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, as allowed under ASU 2018-11.
Lessor Accounting
ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, ASU 2018-11 allows lessors a practical expedient, which we elected as of January 1, 2019, by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies.
Upon adoption, the new guidance did not impact the Company's revenue recognition pattern or have any other impacts on its leases in place as of January 1, 2019 in which it is the lessor.
Lessee Accounting
Under ASU 2016-02, companies are required to record a ROU asset and a lease liability for all leases with a term greater than 12 months equal to the present value of the remaining lease payments as of the adoption date of the new standard. Since our leases do not provide an implicit rate, we will use our incremental borrowing rate in determining the present value of lease payments. The new standard also requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively, as well as the balance sheet classification of the ROU asset. Leases with a term of 12 months or less will be accounted for similar to previous guidance for operating leases.
The Company is a lessee for a property in which it has a ground lease as of December 31, 2018. Since the Company has elected the practical expedients described above, it determined that this lease would continue to be classified as an operating lease under the new standard. As a result, the Company expects to record a ROU asset and lease liability of approximately $50.0 million to $55.7 million, equal to the present value of the remaining lease payments as of January 1, 2019. Future lease expenses after adoption will continue to be recorded on a straight-line basis as required for operating leases.
Other Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods. As of December 31, 2018, the Company did not have any nonemployee awards outstanding that would be impacted by the new guidance, however the Company will apply this new guidance prospectively to grants of nonemployee awards, if any.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3 — Real Estate Investments
Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the years ended December 31, 2018 and 2016. There were no acquisitions during the year ended December 31, 2017.

	Year Ended December 31,
(Dollar amounts in thousands)	2018	2016
Real estate investments, at cost:
Land	$4,730	$—
Building and improvements	9,245	148,647
Total tangible assets	13,975	148,647
Acquired intangibles:
In-place leases	2,166	27,433
Above-market lease assets	165	5,230
Below-market lease liabilities	(292)	(5,277)
Below-market ground lease asset	—	2,482
Total intangible assets, net	2,039	29,868
Total assets acquired, net	16,014	178,515
Mortgage notes payable used to acquire real estate investments	(10,000)	(99,000)
Other liabilities assumed	(66)	(353)
Cash paid for acquired real estate investment	$5,948	$79,162
Number of properties purchased	1	1
Future Minimum Base Cash Rental Payments
The following table presents future minimum base cash rental payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2019	$53,347
2020	51,404
2021	47,237
2022	44,018
2023	35,920
Thereafter	150,226
$382,152
Significant Tenants
As of December 31, 2018 and 2017 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$59,542	$27,535	$32,007	$62,142	$22,147	$39,995
Other intangibles	31,447	4,932	26,515	31,447	3,767	27,680
Below-market ground lease	2,482	126	2,356	2,482	76	2,406
Above-market leases	9,815	4,160	5,655	9,883	2,955	6,928
Acquired intangible assets	$103,286	$36,753	$66,533	$105,954	$28,945	$77,009
Intangible liabilities:
Below-market lease liabilities	$33,397	$11,883	$21,514	$34,068	$9,315	$24,753
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Amortization of in-place leases and other intangibles (1)	$11,319	$12,669	$13,247
Amortization and (accretion) of above- and below-market leases, net (2)	$(2,094)	$(2,296)	$(2,403)
Amortization of below-market ground lease (3)	$50	$49	$27
________________
(1) Reflected within depreciation and amortization expenses.
(2) Reflected within rental income.
(3) Reflected within property operating expenses.
The following table provides the projected amortization expenses and adjustments to revenues for the next five years as of December 31, 2018:

(In thousands)	2019	2020	2021	2022	2023
In-place leases	$8,510	$6,759	$5,549	$4,163	$2,924
Other intangibles	1,165	1,165	937	708	708
Total to be included in depreciation and amortization	$9,675	$7,924	$6,486	$4,871	$3,632

Above-market lease assets	$1,283	$1,164	$1,091	$874	$725
Below-market lease liabilities	(3,082)	(2,669)	(2,339)	(1,798)	(1,597)
Total to be included in rental income	$(1,799)	$(1,505)	$(1,248)	$(924)	$(872)
During the second quarter of 2018, the sole tenant in the Company’s 421 W. 54th Street property terminated its lease early and vacated the space. As a result, the Company accelerated the amortization expense on the in-place lease intangible asset associated with this tenant and recorded additional amortization expense of $0.3 million for the year ended December 31, 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2018 and 2017 are as follows.

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2018	2017	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	—	4.58%	Fixed	May 2028
8713 Fifth Avenue	1	10,000	—	5.04%	Fixed	Nov. 2028
Mortgage notes payable, gross	5	299,000	239,000	4.54%
Less: deferred financing costs, net (2)		(7,347)	(5,483)
Mortgage notes payable, net		$291,653	$233,517
_____________________

(1)
The Company entered into a loan agreement with Barclays Bank PLC, in the amount of $140.0 million, on March 6, 2017. A portion of the proceeds from the loan was used to repay the outstanding principal balance of approximately $96.0 million on the existing mortgage loan secured by the property. At closing, the lender placed $24.8 million of the proceeds in escrow, to be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of December 31, 2018, $2.5 million of the proceeds remained in escrow and is included in restricted cash on the consolidated balance sheet.

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

New Loan Agreement
On April 13, 2018, two wholly owned subsidiaries (the “Borrowers”) of the OP, entered into a loan agreement (the “Loan Agreement”) with Societe Generale (the “Lender”). The Loan Agreement provides for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028 (the “April 2018 Loan”). The April 2018 Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The April 2018 Loan is secured by, among other things, mortgage liens on two of the Company’s previously unencumbered properties, the retail condominiums located at 400 E. 67th Street, New York, New York (the “Laurel Condominium”) and a parking garage condominium unit located at 200 Riverside Boulevard, New York, New York (the “Riverside Garage,” together with the Laurel Condominium, the “Mortgaged Properties” and individually a “Mortgaged Property”). The Loan Agreement permits the Lender to securitize the April 2018 Loan or any portion thereof.
At the closing of the April 2018 Loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the Loan Agreement, with approximately $47.1 million in net proceeds remaining available to the Company to be used for general corporate purposes, including to make future acquisitions. From and after May 1, 2019, the April 2018 Loan may be prepaid at any time in whole, but not in part (unless a Mortgaged Property is released from the April 2018 Loan), subject to certain conditions and limitations, including payment of a yield maintenance prepayment premium for any prepayments made prior to the March 2028 monthly payment date. From and after May 1, 2019, any Mortgaged Property may, subject to certain conditions and limitations, be released from the April 2018 Loan in connection with a sale or disposition of the Mortgaged Property to a bona-fide third party by prepayment of an amount equal to 115% of the portion of the April 2018 Loan allocated to the Mortgaged Property sold or disposed, plus any applicable yield maintenance prepayment premium. In addition, from and after May 1, 2019 and prior to May 1, 2028, the Riverside Garage (but not the Laurel Condominium) may be released from the April 2018 Loan, subject to certain conditions and limitations, by simultaneously substituting another property (or properties) for the Riverside Garage. The OP has guaranteed, pursuant to a guaranty in favor of the Lender (the “Guaranty”), certain enumerated recourse liabilities of the Borrowers under the Loan Agreement and, from and after certain events of defaults and other breaches under the Loan Agreement as well as bankruptcies or similar events, payment of all amounts due to the Lender in respect of the April 2018 Loan. The Guaranty also requires the OP to maintain a minimum net worth of $57.5 million and minimum liquid assets of $3.0 million.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Real estate assets and intangible assets of $553.4 million, at cost (net of below-market lease liabilities), at December 31, 2018 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2018:

(In thousands)	Future Minimum Principal Payments
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	299,000
Total	$299,000
The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of December 31, 2018, the Company was in compliance with the debt covenants under its mortgage note agreements.
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
Financial instruments Carried at Fair Value
As of December 31, 2018 and 2017, the Company did not have any financial instruments measured at fair value on a recurring basis.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		December 31,
		2018		2017
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$142,874	$140,000	$147,531
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$97,448	$99,000	$100,036
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$50,424	$—	$—
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$10,446	$—	$—
Note 6 — Common Stock
As of December 31, 2018 and 2017, the Company had 31.0 million and 31.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
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
The Company first established an estimated net asset value per share of its common stock (“Estimated Per-Share NAV”) in 2016. On October 24, 2016, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2016 (the “2016 Estimated Per-Share NAV”), which was published on October 26, 2016 (the “NAV Pricing Date”). Prior to the NAV Pricing Date, the Company had offered shares pursuant to the DRIP and had repurchased shares pursuant to the SRP at a price based on $23.75 per share, the offering price in the IPO. Beginning with the NAV Pricing Date, the Company began to offer shares pursuant to the DRIP and repurchase shares pursuant to the SRP at a price based on Estimated Per-Share NAV.
On October 25, 2017, the Company’s board of directors approved the 2017 Estimated Per-Share NAV as of June 30, 2017, which was published on October 26, 2017, and, on October 23, 2018, the Company’s board of directors approved the 2018 Estimated Per-Share NAV as of June 30, 2018, which was published on October 25, 2018. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
Tender Offers
On February 6, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, which was subsequently amended on February 22, 2018 and March 6, 2018 (as amended, the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the then-current Estimated Per-Share NAV. Under the February Offer, the Company offered to purchase up to 140,000 shares of its common stock for cash at a purchase price equal to $17.03 per share. The February Offer expired on March 20, 2018 and, in accordance with the terms of the February Offer, the Company accepted for purchase 139,993 shares of common stock for a total cost of approximately $2.4 million, which was paid in April 2018.
On June 15, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of its common stock for cash at a purchase price equal to $12.95 per share. The Company made the June Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the then-current Estimated Per-Share NAV. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Company accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million, which was paid in July 2018.
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
In cases of requests for death and disability, the repurchase price is equal to the then-current Estimated Per-Share NAV at the time of repurchase. Prior to the establishment of Estimated Per-Share NAV, the repurchase price in these circumstances was equal to the price paid to acquire the shares.
Prior to the amendment and restatement of the SRP, the repurchase price per share for requests other than for death or disability under the SRP depended on the length of time investors had held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

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
In connection with the February Offer, the Company’s board of directors suspended the SRP during the pendency of the February Offer. On April 26, 2018 the Company’s board of directors reactivated the SRP. In connection with the June Offer, the Company’s board of directors suspended the SRP during the pendency of the June Offer. On August 23, 2018, the Company’s board of directors unanimously reactivated the SRP for a period commencing August 25, 2018 and ending on September 24, 2018 (the “2018 Reactivation Period”). Prior to the end of the third quarter of 2018, the Company’s board of directors approved repurchase requests made during the 2018 Reactivation period as well as requests made in the period from January 1, 2018 until the suspension of the SRP on February 6, 2018 and the period commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 (the “2018 Active Period”). The board of directors also approved a related amendment to the SRP, effective August 25, 2018, and a subsequent suspension of the SRP commencing immediately following the 2018 Reactivation Period which will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders. On October 9, 2018, the Company repurchased a total of 145,627 shares of common stock for approximately $3.0 million, at a weighted-average price per share of $20.26 with respect to the 2018 Reactivation Period and the 2018 Active Period.
When a stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Year ended December 31, 2015	183,780	23.63
Year ended December 31, 2016	461,555	23.62
Year ended December 31, 2017 (1)	359,458	20.41
Year ended December 31, 2018 (2)	254,941	20.26
Cumulative repurchases as of December 31, 2018	1,259,734	22.03
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
(2) In January 2018, the Company’s board of directors approved the repurchase requests made pursuant to the SRP during the period from July 1, 2017 to December 31, 2017, which resulted in the repurchase of 99,131 shares for approximately $2.0 million at a weighted-average price per share of $20.26 and 10,183 shares were repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26. During the third quarter of 2018, the Company’s board of directors approved the repurchase requests made during the 2018 Active Period and 2018 Reactivation Period which resulted in the repurchase of 145,627 shares for approximately $3.0 million at a weighted-average price per share of $20.26.
Note 7 — Commitments and Contingencies
Ground Lease
The Company entered into a ground lease agreement related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2019	$4,746
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$235,722
The Company incurred ground rent expense of $4.9 million, $4.9 million and $2.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8 — Related Party Transactions and Arrangements
As of December 31, 2018 and 2017, an entity wholly owned by AR Global owned 8,888 shares of the Company’s outstanding common stock.
During the year ended December 31, 2016, the Company sold its investment in a mutual fund managed by an affiliate of AR Global. The Company recognized income from investment securities managed by an affiliate of AR Global of approximately $6,000 during the year ended December 31, 2016. There was no income or loss recorded investment securities recorded during the year ended December 31, 2018 or 2017.
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Former Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager was paid up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Former Dealer Manager was able to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer had the option to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). There were no selling commissions and dealer manager fees incurred from the Former Dealer Manager in 2018, 2017 or 2016 and there were no amounts payable as of December 31, 2018 and 2017.
The Advisor and its affiliates were paid compensation and reimbursement for services relating to the IPO, including transfer agent services and other professional services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company, the Advisor and affiliated entities of the Advisor on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets through the end of the IPO. Subsequent to the closing of the IPO, transfer agent and other professional fees are recognized as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. There were no fees and expense reimbursements from the Advisor and affiliates of Former Dealer Manager in 2018, 2017 or 2016 and there were no amounts receivable as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, cumulative offering costs, including selling commissions and dealer manager fees, were $84.0 million, respectively. The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. During the year ended December 31, 2016, the Advisor paid the Company the total amount owed to the Company related to excess offering and related costs. During the year ended December 31, 2018 and 2017, there were no additional costs incurred or reimbursed related to the IPO.
Fees and Participations Paid in Connection With the Operations of the Company
On November 16, 2018, the members of a special committee of the Company’s board of directors approved certain amendments to the Amended and Restated Advisory Agreement (the “Original Advisory Agreement”) with the Advisor (the “Second Advisory Agreement”). Also the Company entered into a related amendment (the “November 2018 PMA Amendment”) to the Company’s Property Management and Leasing Agreement with the Property Manager. The Second Advisory Agreement, which superseded the Original Advisory Agreement, took effect on November 16, 2018. The initial term of the Second Advisory Agreement ends in July 2030, and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Second Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Second Advisory Agreement) is payable if the Company makes this election.
Acquisition Fees
Under the Original Advisory Agreement and until November 16, 2018, the Advisor was paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor was also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquired the related assets. These acquisition expenses may have also included insourced expenses for services performed by the Advisor or its affiliates. The insourced expenses were fixed at, and were not to exceed, 0.5% of the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

contract purchase price of each property and 0.5% of the amount advanced for each loan or other investment, which is paid at the closing of the investment. The Advisor was also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also paid third parties, or reimbursed the Advisor for any reasonable investment-related expenses due to third parties. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s portfolio of investments to exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering were fully invested in 2017, the aggregate amount of acquisition fees and any financing coordination fees were not to exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
The Second Advisory Agreement does not provide for an acquisition fee, however the Advisor may continue to be reimbursed for acquisition-related expenses and insourced acquisition expenses which are subject to limitations on administrative and overhead expenses (see the “Professional Fees and Other Reimbursements” section below for additional information on limitations on administrative and overhead expenses).
During the year ended December 31, 2018, in connection with the Company’s acquisition of a property in October 2018, the Company incurred an acquisition fee to the Advisor of $0.2 million which was subsequently waived by Advisor as a result of the Second Advisory Agreement. During the year ended December 31, 2017, the Company incurred no acquisition fees and acquisition expense reimbursements to the Advisor. During the year ended December 31, 2016, the Company incurred acquisition fees and acquisition expense reimbursements of $3.6 million, which is net of $0.6 million in acquisition expense reimbursements which were waived by the Advisor.
Financing Coordination Fees
Under the Original Advisory Agreement, the Company was required to pay a financing coordination fee to the Advisor or its assignees in connection with the financing of any investment in real estate assets, real estate related loans or any other asset, assumption of any loans with respect to any investment or refinancing of any loan in an amount equal to 0.75% of the amount made available or outstanding under the loan, including any assumed loan.
The Second Advisory Agreement eliminates financing coordination fees payable to the Advisor.
During the year ended December 31, 2018, in connection with the Company’s acquisition of a property in October 2018, the Company incurred a finance coordination fee to the Advisor of $0.1 million which was subsequently waived by Advisor as a result of the Second Advisory Agreement. For the years ended December 31, 2017 and 2016, the Company incurred financing coordination fees of $1.1 million and $0.7 million, respectively.
Asset Management Fees and Variable Management/Incentive Fees
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company’s assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions received on the Company’s common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2018, the Company’s board of directors had approved the issuance

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company’s assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
The Second Advisory Agreement changed the calculation of the base asset management fee to a fixed amount of (x) $0.5 million payable on the first business day of each month plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) twelve. The base asset management fee will be payable in cash, however the Advisor may elect to receive OP Units or common stock of the Company, or a combination thereof, at its discretion. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders (although the Company is not currently paying distributions to its stockholders), any cumulative Core Earnings (as defined in the Second Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock.
The Second Advisory Agreement also entitles the Advisor to a variable management fee, payable quarterly in arrears, equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share (as defined in the Second Advisory Agreement) for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. The variable management fee will be paid in cash, however the Advisor may elect to receive shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its discretion.
The Company paid $5.6 million, $5.5 million and $4.7 million in cash asset management fees during the years ended December 31, 2018, 2017 and 2016, respectively.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement, dated as of April 24, 2014 (the “2014 PMA”) and prior to the November 2018 PMA Amendment effective on November 16, 2018, unless the Company contracted with a third party, the Company paid the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company also reimbursed the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
On April 13, 2018, in connection with the April 2018 Loan, the Borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) with respect to the Mortgaged Properties. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the 2014 PMA, except that the April 2018 PMA does not include provisions related to the management of the hotels. On April 13, 2018, concurrently with entering into the April 2018 PMA, the Company and the Property Manager entered into an amendment to the 2014 PMA (the “April 2018 PMA Amendment”). Prior to this amendment, the Property Manager had been retained, pursuant to the 2014 PMA, to manage, operate and maintain all the Company’s properties. Following the April 2018 PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the Mortgaged Properties, which are subject to the April 2018 PMA) are not subject to the 2014 PMA.
On November 16, 2018, the effective date of the November 2018 PMA Amendment, the property management fees the Company pays the Property Manager for non-hotel properties decreased to 3.25% of gross revenues from the properties managed, plus market-based leasing commissions. The November 2018 PMA Amendment terminates at the same time as the Second Advisory Agreement terminates.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company incurred approximately $0.6 million, $0.6 million and $0.5 million in property management fees during the years ended December 31, 2018, 2017 and 2016, respectively.
Professional Fees and Other Reimbursements
Under the Original Advisory Agreement, and prior to the Advisory Agreement effective November 16, 2018, the Company reimbursed the Advisor’s costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount would have been reimbursed to the Advisor in subsequent periods. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. Additionally, under the Original Advisory Agreement, the Company reimbursed the Advisor for personnel costs in connection with other services; however, the Company did not reimburse the Advisor for personnel costs in connection with services for which the Advisor received acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement was made for salaries, bonuses or benefits paid to the Company’s executive officers.
The Second Advisory Agreement replaced the existing limits on reimbursement by the Company of the Advisor’s expenses and costs for providing administrative services and personnel with new limits.

•
With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits (which may not exceed comparable market rates), these costs may not exceed for any year,

(i) $0.4 million, or
(ii) if the Asset Cost (as defined in the Second Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.

•
With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), the amount reimbursed must be comparable to market rates and may not exceed, for any year,

(i) $2.6 million, or
(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
The Company applied the above mentioned reimbursement limits on a prospective basis beginning in the month of December 2018. Accordingly, expenses incurred through November 30, 2018 were subject to limits under the Original Advisory Agreement. For expenses incurred in December 2018, the Company pro-rated the annual caps noted above to determine the 2018 limits under the Second Advisory Agreement. As a result, approximately $0.1 million exceeded pro-rated 2018 limits and therefore were not reimbursed to the Advisor for the year ended December 31, 2018.
Total reimbursement expenses for administrative and personnel services provided by the Advisor for the years ended December 31, 2018, 2017 and 2016 were $4.6 million, $4.0 million and $1.8 million, respectively.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,						Payable (Receivable)
(In thousands)	2018		2017		2016		December 31,
	Incurred	Waived	Incurred	Waived	Incurred	Waived	2018		2017
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$278	$239	$—	$—	$3,600	$646	$39	(3)	$—
Financing coordination fees and leasing commissions (1)	501	75	1,050	—	743	—	51	(3)	—
Ongoing fees:
Asset and property management fees to related parties	6,211	—	6,039	—	5,179	—	16	(3)	(18)	(3)
Professional fees and other reimbursements (2)	4,636	—	4,019	—	1,795	—	(59)	(4)	323	(4)
Distributions on Class B units (2)	39	—	241	—	241	—	—		20	(5)
Total related party operation fees and reimbursements	$11,665	$314	$11,349	$—	$11,558	$646	$47		$325
____________________

(1)
Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within the deferred leasing costs, net on the consolidated balance sheets, respectively.

(2)	Amounts for the year ended December 31, 2018 and 2017, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

(3)	Included in prepaid expenses and other assets on the consolidated balance sheets, respectively.

(4)
Represents a payable balance of approximately $204,000 included in accounts payable, accrued expense and other liabilities due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), offset with a receivable balance of approximately $263,000 due from Advisor included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2018. As of December 31, 2017, the payable balance represents approximately $364,000, offset with a receivable balance of approximately $21,000. Payable balances for each respective period represent costs which were incurred and accrued due to RCAP which, prior to its bankruptcy filing, was under common control with the Advisor.

(5)	Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheets, respectively.
Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees
Under the Original Advisory Agreement, until this requirement was eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was to be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was be paid only upon the sale of assets, distributions or other event which resulted in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2018, 2017 or 2016.
Brokerage Commissions
Under the Original Advisory Agreement, until this requirement was eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2018, 2017 or 2016.
Subordinated Participation in Real Estate Sales
Upon a liquidation or sale of all or substantially all assets, including through a merger or sale of stock of the Company, an affiliate of the Advisor that is special limited partner of the OP, New York City Special Limited Partnership, LLC (the “Special Limited Partner”) will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax noncompounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2018, 2017 or 2016.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the years ended December 31, 2018, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated termination distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the years ended December 31, 2018, 2017 or 2016.
The Special Limited Partner and its affiliates can earn only one of the subordinated participation described above.
Termination Fees Payable to the Advisor
The Second Advisory Agreement requires the Company to pay a termination fee to the Advisor in the event the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Second Advisory Agreement). The termination fee is equal to
•$15.0 million plus an amount equal to the product of
(i) three (if the termination is effective on or prior to June 30, 2020) or four (if the termination is effective after June 30, 2020), multiplied by
(ii) applicable Subject Fees.
The “Subject Fees” are equal to (i) the product of

•	(a) 12, multiplied by (b) the actual base management fee for the month immediately prior to the month in which the Second Advisory Agreement is terminated, plus
(ii) the product of (x) four multiplied by (y) the actual variable management fee for the quarter immediately prior to the quarter in which the Second Advisory Agreement is terminated, plus,
(iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Second Advisory Agreement is terminated.
In connection with the termination or expiration of the Second Advisory Agreement, the Advisor will be entitled to receive (in addition to any termination fee) all amounts then accrued and owing to the Advisor, including an amount equal to then-present fair market value of its shares of the Company’s common stock and interest in the OP.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Note 10 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”). Until an amendment to the RSP in August 2017, (the “RSP Amendment”), the RSP provided for the automatic grant of 1,333 restricted shares of common stock (“restricted shares”) to each of the independent directors. Following the RSP Amendment, the number of restricted shares to be issued automatically in those circumstances is equal to $30,000 divided by the then-current Estimated Per-Share NAV. In November 2017, the RSP was amended and restated to reflect the RSP Amendment and certain clarifying changes.
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient’s employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash distributions on the same basis as distributions paid on shares of common stock prior to the time that the restrictions on the restricted shares have lapsed and thereafter. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table displays restricted share award activity during the years ended December 31, 2018, 2017 and 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	5,332	22.50
Vested	(1,066)	22.50
Unvested, December 31, 2016	9,065	22.50
Granted	4,233	21.25
Vested	(2,133)	22.50
Unvested, December 31, 2017	11,165	22.14
Granted	4,440	20.26
Vested	(2,979)	22.14
Unvested, December 31, 2018	12,626	21.48
As of December 31, 2018 and 2017, the Company had $0.3 million and $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. The cost is expected to be recognized over a weighted-average period of 3.6 years, respectively. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $17,000, $74,000 and $61,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2018, 2017 and 2016.
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Net loss	$(24,112)	$(23,073)	$(19,765)
Basic and diluted weighted average shares outstanding	31,228,941	31,042,307	30,668,238
Basic and diluted net loss per share	$(0.77)	$(0.74)	$(0.64)
The Company had the following potentially weighted-average dilutive securities as of December 31, 2018, 2017 and 2016, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Unvested restricted stock	12,626	11,165	9,065
OP Units	90	90	90
Class B Units	159,159	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	171,875	170,414	168,314

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017.

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$15,229	$15,196	$15,741	$16,233
Net loss	$(6,584)	$(6,529)	$(5,865)	$(5,134)
Weighted average shares outstanding	31,431,555	31,330,779	31,180,373	30,977,822
Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.19)	$(0.17)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$14,583	$14,545	$14,475	$14,821
Net loss	$(4,786)	$(5,362)	$(5,877)	$(7,048)
Weighted average shares outstanding	30,814,927	30,944,077	31,106,250	31,297,963
Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.19)	$(0.23)

Note 13 — Subsequent Events
Change of Corporate Name
On March 13, 2019, the Company filed an amendment to its charter changing its name from American Realty Capital New
York City REIT, Inc. to New York City REIT, Inc. with the Maryland State Department of Assessments and Taxation, which became effective upon filing.

NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2018
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2018 (1) (2)	Accumulated Depreciation (3) (4)
421 W. 54th Street - Hit Factory	NY	6/13/2014	$—	$4,723	$1,757	$9	$6,489	$202
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	44,610	10,653	55,682	86	66,421	6,052
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	585
9 Times Square	NY	11/5/2014	—	54,153	76,454	22,009	152,616	13,971
123 William Street	NY	3/27/2015	140,000	50,064	182,917	26,939	259,920	22,516
1140 Avenue of the Americas	NY	6/15/2016	99,000	—	148,647	3,845	152,492	10,084
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	—	13,975	39
			$299,000	$138,110	$480,212	$52,888	$671,210	$53,449
____________

(1)	Acquired intangible assets allocated to individual properties in the amount of $103.3 million are not reflected in the table above.

(2)	The gross tax basis of aggregate land, buildings and improvements as of December 31, 2018 is $700.1 million (unaudited).

(3)	The accumulated depreciation column excludes $36.8 million of amortization associated with acquired intangible assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2018, 2017 and 2016:

	December 31,
(In thousands)	2018	2017	2016
Real estate investments, at cost:
Balance at beginning of year	$647,839	$635,447	$469,962
Additions-acquisitions	13,975	—	148,647
Capital expenditures	9,396	12,392	16,838
Disposals	—	—	—
Balance at end of the year	$671,210	$647,839	$635,447

Accumulated depreciation:
Balance at beginning of year	$35,982	$19,598	$7,966
Depreciation expense	17,467	16,384	11,632
Disposals	—	—	—
Balance at the end of the year	$53,449	$35,982	$19,598