Form 10-Q
period 2019-03-31
New York City REIT, Inc.
filed 2019-05-15
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 6, 2019, the registrant had 30,990,448 shares of common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$138,110	$138,110
Buildings and improvements	535,197	533,099
Acquired intangible assets	100,472	103,285
Total real estate investments, at cost	773,779	774,494
Less accumulated depreciation and amortization	(97,250)	(90,235)
Total real estate investments, net	676,529	684,259
Cash and cash equivalents	48,574	47,952
Restricted cash	7,920	6,849
Operating lease right-of-use asset	55,730	—
Prepaid expenses and other assets (including amounts due from related parties of $0 and $158 at March 31, 2019 and December 31, 2018, respectively)	24,853	26,010
Deferred leasing costs, net	8,731	8,672
Total assets	$822,337	$773,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$291,875	$291,653
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $337 and $204 at March 31, 2019 and December 31, 2018, respectively)	9,613	11,127
Operating lease liability	54,898	—
Below-market lease liabilities, net	20,698	21,514
Derivative liability, at fair value	70	—
Deferred revenue	6,136	5,768
Total liabilities	383,290	330,062

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,990,448 shares issued and outstanding as of March 31, 2019 and December 31, 2018	310	310
Additional paid-in capital	685,779	685,758
Accumulated other comprehensive loss	(70)	—
Distributions in excess of accumulated earnings	(246,972)	(242,388)
Total stockholders’ equity	439,047	443,680
Total liabilities and stockholders’ equity	$822,337	$773,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue from tenants	$17,051	$15,229

Operating expenses:
Asset and property management fees to related parties	1,548	1,483
Property operating	7,336	6,856
General and administrative	1,931	3,004
Depreciation and amortization	7,414	7,731
Total operating expenses	18,229	19,074
Operating loss	(1,178)	(3,845)
Other income (expense):
Interest expense	(3,560)	(2,803)
Other income	154	64
Total other expense	(3,406)	(2,739)
Net loss	(4,584)	(6,584)

Other comprehensive loss:
Change in unrealized loss on derivative	(70)	—
Other comprehensive loss	(70)	—
Comprehensive loss	$(4,654)	$(6,584)

Weighted-average shares outstanding — Basic	30,977,955	31,431,555
Net loss per share attributable to common stockholders — Basic	$(0.15)	$(0.21)
Weighted-average shares outstanding — Diluted	30,977,955	31,431,555
Net loss per share attributable to common stockholders — Diluted	$(0.15)	$(0.21)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2018	30,990,448	$310	$685,758	$—	$(242,388)	$443,680
Share-based compensation	—	—	21	—	—	21
Distributions declared (none)	—	—	—	—	—	—
Net loss	—	—	—	—	(4,584)	(4,584)
Other comprehensive loss	—	—	—	(70)	—	(70)
Balance, March 31, 2019	30,990,448	$310	$685,779	$(70)	$(246,972)	$439,047

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2017	31,382,120	$314	$691,775	$(210,605)	$481,484
Common stock issued through distribution reinvestment plan	208,845	1	4,230	—	4,231
Common stock repurchases	(249,307)	(2)	(4,598)	—	(4,600)
Share-based compensation	—	—	17	—	17
Distributions declared ($0.24 per common share)	—	—	—	(7,672)	(7,672)
Net loss	—	—	—	(6,584)	(6,584)
Balance, March 31, 2018	31,341,658	$313	$691,424	$(224,861)	$466,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,584)	$(6,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,414	7,731
Amortization of deferred financing costs	221	153
Accretion of below- and amortization of above-market lease liabilities and assets, net	(467)	(610)
Share-based compensation	21	17
Changes in assets and liabilities:
Prepaid expenses, other assets and deferred costs	(340)	(914)
Accounts payable, accrued expenses and other liabilities	(235)	(2,209)
Deferred revenue	368	156
Net cash provided by (used in) operating activities	2,398	(2,260)
Cash flows from investing activities:
Capital expenditures	(705)	(76)
Net cash used in investing activities	(705)	(76)
Cash flows from financing activities:
Payments of financing costs	—	(100)
Distributions paid	—	(7,473)
Repurchases of common stock	—	(2,216)
Net cash used in financing activities	—	(9,789)
Net change in cash, cash equivalents and restricted cash	1,693	(12,125)
Cash, cash equivalents and restricted cash, beginning of period	54,801	47,216
Cash, cash equivalents and restricted cash, end of period	$56,494	$35,091

Cash and cash equivalents	$48,574	$26,935
Restricted cash	7,920	8,156
Cash, cash equivalents and restricted cash, end of period	$56,494	$35,091

Supplemental Disclosures:
Cash paid for interest	$3,117	$1,884

Non-Cash Investing and Financing Activities:
Distributions payable	—	3
Accrued capital expenditures	1,393	523
Common stock issued through distribution reinvestment plan	—	4,231
Accrued repurchases of common stock	—	2,384
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of March 31, 2019, the Company owned seven properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $702.0 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of March 31, 2019, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan (“DRIP”). In addition, from inception through March 31, 2019 the Company had raised net proceeds of $769.9 million, including $68.8 million of distributions to the Company’s shareholders which were reinvested in its common stock through DRIP.
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
In March 2019, the Company changed its name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
The Company has no employees. New York City Advisors, LLC (the “Advisor”) has been retained by the Company to manage the Company’s affairs on a day-to-day basis. The Company has retained New York City Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these entities receive compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of March 31, 2019 or December 31, 2018.
Purchase Accounting
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized as part of the overall purchase price.
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three- month periods ended March 31, 2019 and 2018 were asset acquisitions.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive income (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Revenue Recognition
The Company’s revenue from tenants, which are derived primarily from rental income pursuant to lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2019, these leases had an average remaining lease term of 6.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, GAAP requires that the Company record a receivable for, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
Included in revenue from tenants for the three months ended March 31, 2019, the Company recorded $0.1 million of tenant reimbursements related to prior year.
The following tables present future base rent payments due to the Company over the periods indicated. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.
As of March 31, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$40,456
2020	52,142
2021	47,735
2022	44,463
2023	36,369
Thereafter	154,507
Total	$375,672

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$53,347
2020	51,404
2021	47,237
2022	44,018
2023	35,920
Thereafter	150,226
Total	$382,152
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it’s probable that it will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. No bad debt expense was recorded for the three month ended March 31, 2019 and 2018.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation:

•
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below).

Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02") which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the new standard. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as an operating lease. The Company did not have any leases that would be considered financing leases as of January 1, 2019.
The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, using a prospective transition approach under which the Company elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for the Company’s presentation of lease revenue discussed below).
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation for comparative purposes only, there has been no change to the net loss of the Company as a result of the change.

•	The Company did not have any reserves for bad debts at December 31, 2018, therefore it did not have to make an assessment of any bad debt reserves under the new accounting rules.

•	Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under a ground lease for one property as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded an ROU asset and lease liability equal to $54.9 million for the present value of the lease payments related to the lease. These amounts are presented separately in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet.

•
The Company also reclassified $2.7 million related to amounts previously reported as a straight-line rent liability, $2.4 million related to amounts previously reported as a below market ground lease intangible asset and $1.2 million of prepaid rent to the ROU asset. For additional information and disclosures related to these operating leases, see Note 8 — Commitments and Contingencies.

Other Recently Issued Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 on January 1, 2019 using a modified retrospective transition method, as required, and did not have an impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within accumulated other comprehensive loss which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify the income tax effects on items in accumulated other comprehensive loss to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from accumulated other comprehensive loss by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The Company adopted this new guidance on January 1, 2019, however the Company did not have any nonemployee awards outstanding that would have been impacted by the new guidance. Therefore, the Company will apply this new guidance prospectively to grants of nonemployee awards, if any.
Pending Adoption as of March 31, 2019:
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The Company is currently evaluating the potential impact of this new guidance.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2019 or 2018.
Significant Tenants
As of March 31, 2019 and December 31, 2018, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
Amortization of in-place leases and other intangibles (1)	$2,537	$3,264
Amortization and (accretion) of above- and below-market leases, net (2)	$(479)	$(622)
Amortization of below-market ground lease (3)	$12	$12
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expenses.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2019:

(In thousands)	2019 (remainder)	2020	2021	2022	2023
In-place leases	$6,264	$6,759	$5,549	$4,163	$2,924
Other intangibles	874	1,165	937	708	708
Total to be included in depreciation and amortization	$7,138	$7,924	$6,486	$4,871	$3,632

Above-market lease assets	$1,005	$1,164	$1,091	$874	$725
Below-market lease liabilities	(2,267)	(2,669)	(2,339)	(1,798)	(1,597)
Total to be included in rental income	$(1,262)	$(1,505)	$(1,248)	$(924)	$(872)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2019 and December 31, 2018 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2019	December 31, 2018	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed	Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed	May 2028
8713 Fifth Avenue	1	10,000	10,000	5.04%	Fixed	Nov. 2028
Mortgage notes payable, gross	5	299,000	299,000	4.54%
Less: deferred financing costs, net (2)	—	(7,125)	(7,347)
Mortgage notes payable, net	5	$291,875	$291,653
_____________________
(1) As of March 31, 2019, $2.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions incurred on this property.
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
Société Générale Loan Agreement
On April 13, 2018, two wholly owned subsidiaries (the “Borrowers”) of the OP, entered into a loan agreement (the “Loan Agreement”) with Société Générale (the “Lender”) for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028 (the “April 2018 Loan”). The April 2018 Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The April 2018 Loan is secured by, among other things, mortgage liens on two of the Company’s previously unencumbered properties, the retail condominiums located at 400 E. 67th Street, New York, New York (the “Laurel Condominium”) and a parking garage condominium unit located at 200 Riverside Boulevard, New York, New York (the “Riverside Garage,” together with the Laurel Condominium, the “Mortgaged Properties” and individually a “Mortgaged Property”). The Loan Agreement permits the Lender to securitize the April 2018 Loan or any portion thereof.
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
Collateral and Principal Payments
Real estate assets and intangible assets of $552.6 million, at cost (net of below-market lease liabilities), at March 31, 2019 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2019:

(In thousands)	Future Minimum Principal Payments
2019 (remainder)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	299,000
Total	$299,000
The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of March 31, 2019, the Company was in compliance with the debt covenants under its mortgage note agreements.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2019. The Company did not have any financial instruments measured at fair value on a recurring basis as of December 31, 2018.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(70)	$—	$(70)
Total	$—	$(70)	$—	$(70)
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

		March 31, 2019		December 31, 2018
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$147,912	$140,000	$142,874
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$100,782	$99,000	$97,448
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$52,444	$50,000	$50,424
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$10,666	$10,000	$10,446
Note 6 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company currently uses derivative financial instruments, including an interest rate swap and cap, and may in the future use others, including options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company endeavors to only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

On March 28, 2019, the Company entered into a forward starting five-year interest rate swap which became effective on May 1, 2019. The Company entered into this derivative in order to lock-in and swap the floating rate interest on its term loan encumbering the Company’s 9 Times Square property to a fixed rate. Upon entering into the swap, the Company paid a deposit of $0.8 million which was refunded subsequent to March 31, 2019, at the closing of the new financing for the 9 Times Square property effective as of April 26, 2019. This amount is recorded in prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2019.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2019. The Company did not have any derivatives outstanding as of December 31, 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

(In thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(70)	$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $101,640 will be reclassified from other comprehensive income as a decrease to interest expense.

As of March 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives outstanding as of December 31, 2018.

	March 31, 2019		December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	—	$—

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period ended March 31, 2019. The Company did not have any derivatives outstanding during the year ended December 31, 2018.

	Three Months Ended March 31,
(In thousands)	2019	2018
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(70)	$—
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$—	$—
Total Interest Expense recorded in consolidated statements of operations and comprehensive loss	$3,560	$—

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019. The Company did not have any derivatives outstanding as of December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2019	$—	$(70)	$—	$(70)	$—	$—	(70)
December 31, 2018	$—	$—	$—	$—	$—	$—	—

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $86,111. As of March 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $86,111.
Note 7 — Common Stock
As of March 31, 2019 and December 31, 2018, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
In 2018, until the Company suspended payment of distributions, the Company paid a monthly distribution equivalent to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Share Repurchase Program
The Company has a share repurchase program (as amended to date, the “SRP”) that enables qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, qualifying stockholders may request that the Company repurchase all or a portion of their shares of common stock provided that the amount is at least 25% of the shares held by the stockholder. Additionally, under the SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be considered for repurchase. Additionally, repurchases of shares of the Company’s common stock when requested pursuant to the SRP are at the sole discretion of the Company’s board of directors and generally will be made semiannually (each six-month period ending June 30 or December, a “fiscal semester”). Further, the repurchase price per share is equal to 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester in which the repurchase request was received by the Company.
Pursuant to the SRP, repurchases for any fiscal semester are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares to the extent that the Company has sufficient liquid assets, and funding for the SRP is limited to the amount of proceeds received during that same fiscal semester through the issuance of the Company’s common stock pursuant to the DRIP, as well as any reservation of funds the Company’s board of directors, may, in its sole discretion, make available for this purpose.
In connection with the February Offer, the Company’s board of directors suspended the SRP during the pendency of the February Offer and on April 26, 2018 the Company’s board of directors reactivated the SRP. In connection with the June Offer, the Company’s board of directors again suspended the SRP during the pendency of the June Offer and on August 23, 2018, the Company’s board of directors unanimously reactivated the SRP for a period commencing August 25, 2018 and ending on September 24, 2018 (the “2018 Reactivation Period”). Effective August 25, 2018, the Company’s board of directors approved an amendment to the SRP, to facilitate repurchases for requests made during the 2018 Reactivation period as well as requests made in the period from January 1, 2018 until the suspension of the SRP on February 6, 2018 and the period commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 (the “2018 Active Period”). The Company suspended the SRP commencing immediately following the 2018 Reactivation Period. The suspension will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders, if it does so at all. On October 9, 2018, the Company repurchased a total of 145,627 shares of common stock for approximately $3.0 million, at a weighted average price per share of $20.26 with respect to the 2018 Reactivation Period and the 2018 Active Period.
When a qualifying stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify the obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2019.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Three months ended March 31, 2019	—	—
Cumulative repurchases as of March 31, 2019	1,259,734	22.03
_____________________
(1) Repurchases in 2018, consist of: (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.
Note 8 — Commitments and Contingencies
Lessee Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded an ROU asset and lease liability related to this lease, which is considered an operating lease under the new standard (see Note 2 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of March 31, 2019, the Company’s balance sheet includes an ROU asset and liability of $55.7 million and $54.9 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. In determining operating ROU asset and lease liability for the Company’s existing operating lease upon the adoption of the new lease guidance, the Company was required to estimate an appropriate incremental borrowing rate, which it estimated to be 8.57% on a fully-collateralized basis for the term of the lease. Since the term of the Company’s ground lease is significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating lease has a weighted-average remaining lease term of 47.8 years as of March 31, 2019. For the three months ended March 31, 2019, the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million on a straight-line basis in accordance with the standard. The Company incurred ground rent expense of $1.2 million during the three months ended March 31, 2018. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2019.
The following table reflects the ground lease rent payments due from the Company as of March 31, 2019, as well as a reconciliation to the net present value of those payments as of March 31, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$3,560
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$234,536
Less: Effects of discounting	(179,638)
Total present value of lease payments	$54,898
The following table reflects the ground lease rent payments due from the Company as of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$4,746
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$235,722
Litigation and Regulatory Matters

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2019 and December 31, 2018, an entity wholly owned by the AR Global owned 8,888 shares of the Company’s outstanding common stock.
Fees and Participations Paid in Connection with the Operations of the Company
On November 16, 2018, the members of a special committee of the Company’s board of directors approved certain amendments to the Amended and Restated Advisory Agreement (the “Original Advisory Agreement”) with the Advisor (the “Second Advisory Agreement”). The Company also entered into a related amendment (the “November 2018 PMA Amendment”) to the Company’s Property Management and Leasing Agreement with the Property Manager. The Second Advisory Agreement, which superseded the Original Advisory Agreement, and the November 2018 PMA Amendment both took effect on November 16, 2018. The initial term of the Second Advisory Agreement ends in July 2030, and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Second Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Second Advisory Agreement) is payable if the Company makes this election.
Acquisition Fees
Under the Original Advisory Agreement and until November 16, 2018, the Advisor was paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor was also reimbursed for expenses incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquired the related assets. Specifically, the Company reimbursed the Advisor or its affiliates for services provided for which they incurred investment-related expenses, or insourced expenses. The insourced expenses were fixed at, and were not to exceed, 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for each loan or other investment, which was paid at the closing of the investment. The Advisor was also reimbursed for legal expenses incurred in the process of acquiring properties, in an amount not to exceed 0.10% of the contract purchase price. In addition, the Company also paid third parties, or reimbursed the Advisor for any reasonable investment-related expenses due to third parties. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s portfolio of investments to exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for all loans or other investments. Once the proceeds from the primary offering were fully invested in 2017, the aggregate amount of acquisition fees and any financing coordination fees could not exceed 1.5% of (A) the contract purchase price and (B) the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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
Accordingly, no acquisition fees can be incurred after November 16, 2018. Furthermore, no acquisition fees were incurred to the Advisor for the three months ended March 31, 2018.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Accordingly, no financing coordination fees can be incurred after November 16, 2018. Furthermore, no financing coordination fees were incurred to the Advisor for the three months ended March 31, 2018.
Asset Management Fees and Variable Management/Incentive Fees
Until September 30, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units” on a quarterly basis in an amount equal to: (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company’s assets divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees). The Class B Units are intended to be profits interests, and vest, and are no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Additionally, any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of our Board of Directors before the economic hurdle has been met.
The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2019, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions received on the Company’s common stock. Such distributions on issued Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2019, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company’s assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
The Second Advisory Agreement changed the calculation of the base asset management fee to a fixed amount of (x) $0.5 million payable on the first business day of each month plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, however the Advisor may elect to receive OP Units or common stock of the Company, or a combination thereof, at its discretion. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders (although the Company is not currently paying distributions to its stockholders), any cumulative Core Earnings (as defined in the Second Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock.
The Second Advisory Agreement also entitles the Advisor to a variable management fee, payable quarterly in arrears, equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share (as defined in the Second Advisory Agreement) for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. The variable management fee is payable in cash, however the Advisor may elect to receive shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its discretion.
The Company paid cash of $1.5 million and $1.4 million for asset management fees during the three months ended March 31, 2019 and 2018, respectively.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement, dated as of April 24, 2014 (the “PMA”), prior to the November 2018 PMA Amendment effective on November 16, 2018, except in certain cases where the Company contracted with a third party, the Company paid the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues.
Pursuant to the PMA, the Company reimburses the Property Manager for property-level expenses. The Property Manager may also subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
On April 13, 2018, in connection with the April 2018 Loan, the Borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the Mortgaged Properties secured by the April 2018 Loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the April 2018 PMA does not include provisions related to the management of the hotels. On April 13, 2018, concurrently with entering into the April 2018 PMA, the Company and the Property Manager entered into an amendment to the PMA (the “April 2018 PMA Amendment”). Prior to this amendment, the Property Manager had been retained by the Company, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the April 2018 PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the Mortgaged Properties, which are subject to the April 2018 PMA) are not subject to the PMA.
On November 16, 2018, the effective date of the November 2018 PMA Amendment, the property management fees the Company pays the Property Manager for non-hotel properties decreased to 3.25% of gross revenues from the properties managed, plus market-based leasing commissions. The November 2018 PMA Amendment also amended the term of the PMA to make it coterminous with the Second Advisory Agreement terminates.
The Company incurred approximately $48,562 and $0.1 million in property management fees during the three months ended March 31, 2019 and 2018, respectively.
Professional Fees and Other Reimbursements
Under the Original Advisory Agreement, and prior to the Second Advisory Agreement effective on November 16, 2018, the Company reimbursed the Advisor’s costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount would have been reimbursed to the Advisor in subsequent periods. This reimbursement included reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. Additionally, under the Original Advisory Agreement, the Company reimbursed the Advisor for personnel costs in connection with other services; however, the Company did not reimburse the Advisor for personnel costs in connection with services for which the Advisor received acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement was made for salaries, bonuses or benefits paid to the Company’s executive officers.
The Second Advisory Agreement eliminated the previously existing limits on reimbursement by the Company of the Advisor’s expenses and costs based on total operating expenses and added new administrative expense reimbursement limits as follows:

•
With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits (which may not exceed comparable market rates), these costs may not exceed in any fiscal year,

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

(i) $0.4 million, or
(ii) if the Asset Cost (as defined in the Second Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.

•
With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,

(i) $2.6 million, or
(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
The Company began implementing the limits above in the month of December 2018. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2019 were $1.0 million, of which $0.3 million were related to administrative and overhead expenses and $0.7 million related to salaries, wages and benefits. For the three months ended March 31, 2018 , total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.2 million.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2019	2018	March 31, 2019		December 31, 2018
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—		$39
Financing coordination fees and leasing commissions (1)	6	—	6		51
Ongoing fees:
Asset and property management fees to related parties	1,548	1,483	25		16	(3)
Professional fees and other reimbursements (2)	1,033	1,161	306	(4)	(59)	(4)
Distributions on Class B units (2)	—	39	—		—
Total related party operation fees and reimbursements	$2,587	$2,683	$337		$47
_____________________

(1)
Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within deferred leasing costs, net on the consolidated balance sheets, respectively.

(2)
Amounts for the three months ended March 31, 2019 and 2018, respectively, are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(3)	Included in prepaid expenses and other assets on the consolidated balance sheets.

(4)
Represents a payable balance included within the accounts payable, accrued expense and other liabilities on the consolidated balance sheet as of March 31, 2019 which includes approximately $204,000 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”). As of December 31, 2018, the payable balance represents approximately $204,000 included in accounts payable, accrued expense and other liabilities due to RCAP, offset with a receivable balance of approximately, $263,000 due from Advisor included in prepaid expenses and other assets on the consolidated balance sheet. Payable balances for each respective period represent costs which were incurred and accrued due to RCAP which, prior to its bankruptcy filing, was under common control with the Advisor.

Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees
Under the Original Advisory Agreement, until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was to be paid only upon the sale of assets, distributions or other event which resulted in the return on stockholders’ capital exceeding 6.0% per annum. Furthermore, no subordinated performance fees can be incurred after November 16, 2018. No subordinated performance fees were incurred to the Advisor for the three months ended March 31, 2018.
Brokerage Commissions
Under the Original Advisory Agreement, until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Any brokerage commission payable to the Advisor or its affiliates, were to be subject to approval by a majority of the independent directors upon a finding that the Advisor or its affiliates provided a substantial amount of services in connection with the sale. No broker commissions can be incurred after November 16, 2018. No such fees were incurred during the three months ended March 31, 2018.
Subordinated Participation in Real Estate Sales
Pursuant to the limited partnership agreement of the OP, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, New York City Special Limited Partnership, LLC (the “Special Limited Partner”),

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

a subsidiary of AR Global, will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2019 and 2018.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated incentive listing distributions unless as of the listing the Company’s investors were entitled to receive their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2019 or 2018.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the Company’s advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated termination distributions unless as of the termination the Company’s investors were entitled to their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three months ended March 31, 2019 or 2018.
The Special Limited Partner and its affiliates can earn only one of the subordinated distributions from the OP described above.
Termination Fees Payable to the Advisor
The Second Advisory Agreement requires the Company to pay a termination fee to the Advisor in the event the Second Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Second Advisory Agreement in connection with the consummation of the first change of control (as defined in the Second Advisory Agreement). The termination fee is equal to
•$15 million plus an amount equal to the product of
(i) three (if the termination is effective on or prior to June 30, 2020) or four (if the termination is effective after June 30, 2020), multiplied by
(ii) applicable Subject Fees.
The “Subject Fees” are equal to (i) the product of

•	(a) 12, multiplied by (b) the actual base management fee for the month immediately prior to the month in which the Second Advisory Agreement is terminated, plus
(ii) the product of (x) four multiplied by (y) the actual variable management fee for the quarter immediately prior to the quarter in which the Second Advisory Agreement is terminated, plus,
(iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity issued by the Company and its subsidiaries in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Second Advisory Agreement is terminated.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
These automatic grants are made without any further approval by the Company’s board of directors or the stockholders, after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s board of directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares granted as awards under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the Company’s board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash distributions on the same basis as distributions paid on shares of common stock prior to the time that the restrictions attached to the restricted shares have lapsed and thereafter. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the three months ended March 31, 2019:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2018	12,626	$21.48
Granted	—	—
Vested	(267)	22.50
Forfeited	—	—
Unvested, March 31, 2019	12,359	21.46

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of March 31, 2019, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.1 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $20,992 and $16,581 the three months ended March 31, 2019 and 2018, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions attached to the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2019 or 2018.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net loss (in thousands)	$(4,584)	$(6,584)
Basic and diluted weighted average shares outstanding	30,977,955	31,431,555
Basic and diluted net loss per share	$(0.15)	$(0.21)
The Company had the following weighted-average common share equivalents as of March 31, 2019 and 2018, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Unvested restricted shares	12,359	10,898
OP units	90	90
Class B units	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	171,608	170,147
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
Pending Acquisitions
Subsequent to March 31, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) to acquire a property located in New York, NY, for an aggregate contract sale price of approximately $88.8 million, excluding acquisition related costs. The PSA is subject to conditions and there can be no assurance we will complete this acquisition on its contemplated terms, or at all. The Company made a $4.4 million deposit on this acquisition which will only be refundable if certain covenants are not met by the seller. The Company expects to finance the acquisition primarily by issuing a mortgage on the property upon closing as well as cash on hand remaining from borrowings under the term loan agreement with Capital One, National Association. There was a $1.0 million refundable deposit made on the mortgage in April 2019.
New Mortgage Loan
On April 26, 2019, the Company, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate fixed at 3.6725% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on the Company’s previously unencumbered 9 Times Square property.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company has guaranteed certain enumerated recourse liabilities of the borrower under the agreement and the guaranty requires the Company to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million.

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or pay distributions; and

•	As of March 31, 2019, we owned only seven properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of March 31, 2019, we owned seven properties consisting of 1,102,584 rentable square feet acquired for an aggregate purchase price of $702.0 million.
On October 23, 2018, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) equal to $20.26 as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October

25, 2018. This was the second annual update of Estimated Per-Share NAV we have published. Until we list shares of our common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually at the discretion of our board of directors.
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
In March 2019, we changed our name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2018 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	7.1
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	18.5
9 Times Square	Nov. 2014	1	167,390	84.4%	7.8
123 William Street	Mar. 2015	1	542,676	100.0%	7.0
1140 Avenue of the Americas	Jun. 2016	1	242,466	91.3%	3.5
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	6.2
		7	1,102,584	94.6%	6.1
_______________________________
(1) Remaining lease term in years as of March 31, 2019, calculated on a weighted-average basis, as applicable.

Results of Operations
As of March 31, 2019 and 2018, our overall portfolio occupancy was 94.6% and 88.0%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2019:

Q1 2019
Leasing activity:
New leases: (1)
New leases commenced	4
Total square feet leased	28,612
Annualized straight-line rent per square foot (2)	$57.79
Weighted-average lease term (years) (3)	8.3

Replacement leases: (4)
Replacement leases commenced	3
Square feet	22,962
Annualized straight-line rent per square foot (2)	$47.72
Weighted-average lease term (years) (3)	7.0

Terminated leases: (5)
Number of leases terminated	2
Square feet	5,581
Annualized straight-line rent per square foot (2)	$282.10

Tenant improvements on replacement leases per square foot (6)	$21.61
Leasing commissions on replacement leases per square foot (6)	$19.35
_________________________________________
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
Comparison of Three Months Ended March 31, 2019 and 2018
As of March 31, 2019, we owned seven properties, comprising six properties acquired prior to January 1, 2018, and our 8713 Fifth Avenue property acquired in October 2018. Our results of operations for the three ended March 31, 2019 as compared to the three ended March 31, 2018 primarily reflect changes due to leasing activity and the impact of our acquisition of 8713 Fifth Avenue property.
Revenue from Tenants
Revenue from tenants increased $1.9 million to $17.1 million for the three months ended March 31, 2019, from $15.2 million for the three months ended March 31, 2018, of which $0.3 million was due to the acquisition of our 8713 Fifth Avenue property in October 2018 and $1.6 million was due to changes in leasing activity.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager essentially remained flat at $1.5 million for the three months ended March 31, 2019 when compared to the period three months ended March 31, 2018. See Note 9 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $0.4 million to $7.3 million for the three months ended March 31, 2019 from $6.9 million for the three months ended March 31, 2018. This increase was primarily due to the acquisition of our 8713 Fifth Avenue property in October 2018, new lease commencements and the increased costs of maintaining our properties, as well as higher non-reimbursable costs including real estate taxes, utilities, and repairs and maintenance.

General and Administrative Expenses
General and administrative expenses decreased $1.1 million to $1.9 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018, primarily due to lower legal and proxy fees and lower professional fees and other reimbursements to our Advisor which include administrative services, overhead expenses for employees of the Advisor and other reimbursements. For the three months ended March 31, 2019, professional fees and other reimbursements incurred from our Advisor decreased $0.2 million to $1.0 million, as compared to $1.2 million for the three months ended March 31, 2018.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.3 million to $7.4 million for the three months ended March 31, 2019 when compared to $7.7 million for the three months ended March 31, 2018 primarily due to the acquisition of 8713 Fifth Avenue Property in October 2018.
Interest Expense
Interest expense increased $0.8 million to $3.6 million for the three months ended March 31, 2019, compared to $2.8 million for the three months ended March 31, 2018. The increase was due to a $50.0 million loan entered into on April 13, 2018 (the “April 2018 Loan”), secured by two of our previously unencumbered properties (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of March 31, 2019 the gross balance of our outstanding debt was $299.0 million and had a weighted-average effective interest rate of 4.54%. As of March 31, 2018, the gross balance of our outstanding debt was $239.0 million and had a weighted-average effective interest rate of 4.50%.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the number of assets we own, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash provided by operating activities was $2.4 million during the three months ended March 31, 2019 and consisted primarily of a net loss of $4.6 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash expenses of $7.2 million, which resulted in net cash inflows of $2.6 million. Net cash provided by operating activities also included an increase in prepaid expenses and other assets of $0.3 million, primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and a net cash inflow of $0.4 million for an increase in deferred rent. These increases were partially offset by a $0.2 million decrease related to accounts payable and accrued expenses associated with operating activities.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $0.7 million during the three months ended March 31, 2019 related to funding of capital expenditures relating to building and tenant improvements at 9 Times Square and 123 William Street.
Net cash used in investing activities of $0.1 million during the three months ended March 31, 2018 related to payments of capital expenditures relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
There was no cash financing activity during the three months ended March 31, 2019.
Net cash used in financing activities of $9.8 million during the three months ended March 31, 2018 primarily related to the distributions to stockholders of $7.5 million, payments of $0.1 million relating to financing costs and repurchases of common stock of $2.2 million.

Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $48.6 million as compared to $48.0 million as of December 31, 2018. The increase in our cash and cash equivalents balance was primarily driven by remaining proceeds from the April 2018 Loan, detailed further below. In addition, on February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to the seven properties we already own. Our board of directors will continue to evaluate our performance and assess our distribution policy, however there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations, and acquisitions.
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
We have used mortgage financing to acquire three of our properties and expect to continue to use debt financing as a source of capital. On April 13, 2018, two wholly owned subsidiaries of the OP, entered into the April 2018 Loan with Société Générale. The loan agreement provided for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The April 2018 Loan requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by, among other things, mortgage liens on two of our previously unencumbered properties. At the closing of the April 2018 Loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, and approximately $47.1 million in net proceeds remained available to us. Of these net proceeds, we used: (i) approximately $8.0 million to fund share repurchases pursuant to the June Offer and the SRP; (ii) approximately $8.0 million to fund capital expenditures at our 9 Times Square property ; (iii) approximately $6.0 million for acquisitions; and (iv) approximately $5.0 million for other general corporate purposes in 2018. For additional information, see Note 4 — Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
We plan to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $340.0 and $425.1 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2018 (published on October 25, 2018). As of March 31, 2019, our gross aggregate borrowings were $299.0 million with a weighted-average effective interest rate of 4.54%. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our target leverage levels.
New Mortgage Loan
On April 26, 2019, the Company, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate fixed at 3.6725% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on the Company’s previously unencumbered 9 Times Square property. The Company expects to use the proceeds, less closing costs and expenses, for general corporate purposes, including to make future acquisitions. The Company has guaranteed certain enumerated recourse liabilities of the borrower under the agreement and the guaranty requires the Company to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million.
We have no future scheduled principal payments on our mortgage notes payable for the remainder of 2019 or for the year ended December 31, 2020.

Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in an occupancy level of 94.6% across our portfolio as of March 31, 2019, as compared to 93.7% as of December 31, 2018. Specifically, occupancy levels at 9 Times Square and 123 William Street have increased to 84.4% and 100.0%, respectively, as compared to 84.3% and 98.3%, respectively, as of December 31, 2018. See—Results of Operations for additional information on leasing activity.
We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites have helped us achieve the lease-up of the office floors throughout the building and drive increased property value. We believe that certain market tenant incentives, including free rent periods and tenant improvements, will drive occupancy rates higher and extended the average duration of our leases upon commencement of executed leases where the tenant has yet to take possession as of March 31, 2019. While we do not receive cash during initial free rent periods, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
We are seeking replacement tenants and will continue to evaluate our strategic alternatives for our 421 W. 54th Street property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
Pending Acquisitions
Subsequent to March 31, 2019, we have entered into a PSA to acquire a property located in New York, NY, for an aggregate contract sale price of approximately $88.8 million. The PSA is subject to conditions and there can be no assurance we will complete this acquisition on its contemplated terms, or at all. We made a $4.4 million deposit on this acquisition which will only be refundable if certain covenants are not met by the seller. We expect to finance the acquisition primarily by issuing a mortgage on the property upon closing as well as cash on hand remaining available from borrowings under our term loan agreement with Capital One, National Association. There was a $1.0 million refundable deposit made on the mortgage in April 2019.

Capital Expenditures
For the three months ended March 31, 2019, we have funded $0.7 million of capital expenditures primarily related to improvements at our 123 William Street and 9 Times Square properties. The capital expenditures for the three months ended March 31, 2018 of $0.1 million were primarily related to 9 Times Square, 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s definition.
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
Because of these factors, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect the payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of the holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with the adjustments calculated to reflect MFFO on the same basis.
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
None of the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, updates to the White Paper or the Practice

Guideline may be published or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The tables below reflect the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

Three Months Ended
(In thousands)	March 31, 2019
Net loss (in accordance with GAAP)	$(4,584)
Depreciation and amortization	7,414
FFO (As defined by NAREIT)	2,830
Acquisition and transaction related	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(467)
Straight-line rent (revenues as lessor)	(1,411)
Straight-line ground rent (expenses as lessee)	27
MFFO	$979

Three Months Ended
(In thousands)	March 31, 2018
Net loss (in accordance with GAAP)	$(6,584)
Depreciation and amortization	7,731
FFO (As defined by NAREIT)	1,147
Acquisition and transaction related	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)
Straight-line rent (revenues as lessor)	(1,126)
Straight-line ground rent (expenses as lessee)	27
MFFO	$(562)
Cash Net Operating Income
Cash NOI is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less other income plus general and administrative expenses, acquisition and transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. In calculating Cash NOI, we also eliminate the effects of straight-lining of rent and the amortization of above- and below-market leases. Cash NOI should not be considered an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity.
We use Cash NOI internally as a performance measure and believe Cash NOI provides useful information to investors regarding our results of operations at the property level because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe Cash NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe Cash NOI is useful to investors as performance measures because, when compared across periods, Cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Cash NOI presented by us may not be comparable to Cash NOI reported by other REITs that define Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements.

The tables below reflect the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

Three Months Ended
(In thousands)	March 31, 2019
Net loss (in accordance with GAAP)	$(4,584)
Other income	(154)
General and administrative	1,931
Asset and property management fees to related parties	1,548
Acquisition and transaction related	—
Depreciation and amortization	7,414
Interest expense	3,560
Gain on sale of investment securities	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(467)
Straight-line rent (revenue as a lessor)	(1,411)
Straight-line ground rent (expense as lessee)	27
Cash NOI	$7,864

Three Months Ended
(In thousands)	March 31, 2018
Net loss (in accordance with GAAP)	$(6,584)
Other income	(64)
General and administrative	3,004
Asset and property management fees to related parties	1,483
Acquisition and transaction related	—
Depreciation and amortization	7,731
Interest expense	2,803
Accretion of below- and amortization of above-market lease liabilities and assets, net	(610)
Straight-line rent (revenue as a lessor)	(1,126)
Straight-line ground rent (expense as lessee)	27
Cash NOI	$6,664
Distributions
We are required to distribute annually at least 90% of our REIT taxable income, determined without regard for the deduction for distributions paid and excluding net capital gains. In 2018, until we suspended payment of distributions, we paid a monthly distribution equivalent to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years.
During the three months ended March 31, 2018, distributions paid to common stockholders totaled $11.7 million, prior to suspending distributions. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan. During the three months ended March 31, 2018 when we were paying distributions, we funded distributions from cash proceeds received from cash on hand, representing proceeds from secured mortgages financing. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income for acquired properties and our operating expense levels. Our net cash provided by operating activities was approximately $2.4 million for the three months ended March 31, 2019. There is no assurance that rents from the properties we own will increase, or that future acquisitions will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.

Share Repurchase Program
In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP that enables our stockholders, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a quarterly basis. The SRP has been suspended since September 25, 2018, and the suspension will remain in effect until the date that we announce that we will resume paying regular cash distributions to our stockholders. For additional information on the SRP, see Note 7 — Common Stock to our consolidated financial statements found in this Quarterly Report on Form 10-Q.
The following table reflects the number of shares repurchased cumulatively through March 31, 2019:

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Three months ended March 31, 2019	—	—
Cumulative repurchases as of March 31, 2019	1,259,734	22.03
_____________________
(1) Repurchases in 2018, consist of: (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active commencing with the reactivation of the SRP on April 26, 2018 until the suspension of the SRP on June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.
Contractual Obligations
There were no material changes in our contractual obligations at March 31, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Election as a REIT
We elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (2)	Articles of Amendment for American Realty Capital New York City REIT, Inc., dated March 13, 2019.
3.3 (1)	Amended and Restated Bylaws of American Realty Capital New York City REIT, Inc.
10.1 (3)	Term Loan Agreement, dated as of April 26, 2019 between ARC NYC570SEVENTH, LLC, as borrower, Capital One, National Association, as administrative agent, and the lenders party thereto.
10.2 (3)
Guaranty of Recourse Obligations made by New York City REIT, Inc., as guarantor, in favor of Capital One, National Association, as administrative agent on behalf of certain lenders, dated as of April 26, 2019.

10.3 (3)
Environmental Indemnity made by ARC NYC570SEVENTH, LLC, as borrower and New York City REIT, Inc., as guarantor, in favor of Capital One, National Association, as administrative agent on behalf of certain lenders, dated as of April 26, 2019.

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York City REIT, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith
(1) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.
(2) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(3) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2019.