Form 10-Q
period 2019-06-30
New York City REIT, Inc.
filed 2019-08-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55393
New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland				46-4380248
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

405 Park Ave., 3rd Floor,	New York	,	New York	10022
(Address of principal executive offices)				(Zip Code)
(212) 415-6500
Registrant's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2019, the registrant had 30,994,891 shares of common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$138,110	$138,110
Buildings and improvements	538,791	533,099
Acquired intangible assets	100,472	103,285
Total real estate investments, at cost	777,373	774,494
Less accumulated depreciation and amortization	(104,863)	(90,235)
Total real estate investments, net	672,510	684,259
Cash and cash equivalents	93,876	47,952
Restricted cash	6,295	6,849
Operating lease right-of-use asset	55,680	—
Prepaid expenses and other assets (including amounts due from related parties of $0 and $158 at June 30, 2019 and December 31, 2018, respectively)	30,467	26,010
Deferred leasing costs, net	8,469	8,672
Total assets	$867,297	$773,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$344,517	$291,653
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $757 and $204 at June 30, 2019 and December 31, 2018, respectively)	10,490	11,127
Operating lease liability	54,888	—
Below-market lease liabilities, net	19,924	21,514
Derivative liability, at fair value	1,330	—
Deferred revenue	4,169	5,768
Total liabilities	435,318	330,062

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,994,891 shares issued and outstanding as of June 30, 2019 and December 31, 2018	310	310
Additional paid-in capital	685,798	685,758
Accumulated other comprehensive loss	(1,330)	—
Distributions in excess of accumulated earnings	(252,799)	(242,388)
Total stockholders’ equity	431,979	443,680
Total liabilities and stockholders’ equity	$867,297	$773,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from tenants	$16,525	$15,196	$33,576	$30,425

Operating expenses:
Asset and property management fees to related parties	1,872	1,618	3,420	3,101
Property operating	7,289	6,688	14,625	13,544
Acquisition and transaction related	18	1	18	1
General and administrative	1,862	2,540	3,793	5,544
Depreciation and amortization	7,553	7,562	14,967	15,293
Total operating expenses	18,594	18,409	36,823	37,483
Operating loss	(2,069)	(3,213)	(3,247)	(7,058)
Other income (expense):
Interest expense	(4,069)	(3,380)	(7,629)	(6,183)
Other income	311	64	465	128
Total other expense	(3,758)	(3,316)	(7,164)	(6,055)
Net loss	(5,827)	(6,529)	(10,411)	(13,113)

Other comprehensive loss:
Change in unrealized loss on derivative	(1,260)	—	(1,330)	—
Other comprehensive loss	(1,260)	—	(1,330)	—
Comprehensive loss	$(7,087)	$(6,529)	$(11,741)	$(13,113)

Weighted-average shares outstanding — Basic and Diluted	30,978,662	31,330,799	30,978,310	31,380,899
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.19)	$(0.21)	$(0.34)	$(0.42)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2018	30,990,448	$310	$685,758	$—	$(242,388)	$443,680
Share-based compensation	4,443	—	40	—	—	40
Net loss	—	—	—	—	(10,411)	(10,411)
Other comprehensive loss	—	—	—	(1,330)	—	(1,330)
Balance, June 30, 2019	30,994,891	$310	$685,798	$(1,330)	$(252,799)	$431,979

	Three Months Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, March 31, 2019	30,990,448	$310	$685,779	$(70)	$(246,972)	$439,047
Share-based compensation	4,443	—	19	—	—	19
Net loss	—	—	—	—	(5,827)	(5,827)
Other comprehensive loss	—	—	—	(1,260)	—	(1,260)
Balance, June 30, 2019	30,994,891	$310	$685,798	$(1,330)	$(252,799)	$431,979

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2017	31,382,120	$314	$691,775	$(210,605)	$481,484
Common stock issued through distribution reinvestment plan	208,836	1	4,230	—	4,231
Common stock repurchases	(249,307)	(2)	(4,598)	—	(4,600)
Share-based compensation	4,440	—	33	—	33
Distributions declared ($0.24 per common share)	—	—	—	(7,672)	(7,672)
Net loss	—	—	—	(13,113)	(13,113)
Balance, June 30, 2018	31,346,089	$313	$691,440	$(231,390)	$460,363

	Three Months Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, March 31, 2018	31,341,658	$313	$691,424	$(224,861)	$466,876
Common stock issued through distribution reinvestment plan	(9)	—	—	—	—
Share-based compensation	4,440	—	16	—	16
Net loss	—	—	—	(6,529)	(6,529)
Balance, June 30, 2018	31,346,089	$313	$691,440	$(231,390)	$460,363

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,411)	$(13,113)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,967	15,293
Amortization of deferred financing costs	539	357
Accretion of below- and amortization of above-market lease liabilities and assets, net	(893)	(1,073)
Share-based compensation	40	33
Changes in assets and liabilities:
Straight-line rent receivable	(2,940)	(2,055)
Straight-line rent payable	54	54
Prepaid expenses, other assets and deferred costs	2,454	236
Accounts payable, accrued expenses and other liabilities	(882)	(2,346)
Deferred revenue	(1,599)	(247)
Net cash provided by (used in) operating activities	1,329	(2,861)
Cash flows from investing activities:
Deposits for real estate investments	(4,438)	—
Capital expenditures	(2,774)	(2,258)
Net cash used in investing activities	(7,212)	(2,258)
Cash flows from financing activities:
Proceeds from mortgage note payable	55,000	50,000
Payments of financing costs	(3,747)	(2,333)
Distributions paid	—	(7,475)
Repurchases of common stock	—	(4,600)
Net cash provided by financing activities	51,253	35,592
Net change in cash, cash equivalents and restricted cash	45,370	30,473
Cash, cash equivalents and restricted cash, beginning of period	54,801	47,216
Cash, cash equivalents and restricted cash, end of period	$100,171	$77,689

Cash and cash equivalents	$93,876	$70,508
Restricted cash	6,295	7,181
Cash, cash equivalents and restricted cash, end of period	$100,171	$77,689

Supplemental Disclosures:
Cash paid for interest	$6,979	$5,666

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	1,459	1,269
Common stock issued through distribution reinvestment plan	—	4,231
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2019, the Company owned seven properties consisting of 1.1 million rentable square feet, acquired for an aggregate purchase price of $702.0 million. Subsequent to June 30, 2019, the Company acquired one additional property located in New York City, for an aggregate contract sales price of approximately $88.8 million, excluding acquisition related costs. The property consists of approximately 60,297 rentable square feet. (See Note 13 — Subsequent Events for further discussion.)
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of June 30, 2019, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan (“DRIP”). In addition, from inception through June 30, 2019 the Company had raised net proceeds of $769.9 million, including $68.8 million of distributions to the Company’s shareholders which were reinvested in its common stock through DRIP.
On October 25, 2017, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2017 (the “2017 Estimated Per-Share NAV”) which was published on October 26, 2017, and, on October 23, 2018, the Company’s board of directors approved an estimated net asset value per share of its common stock as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018. The 2018 Estimated Per-Share NAV was the second annual update of Estimated Per-Share NAV the Company has published. Until the Company lists shares of its common stock or another liquidity event occurs, the Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of June 30, 2019 or December 31, 2018.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the three and six months ended June 30, 2019 or June 30, 2018.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Revenue Recognition
The Company’s revenue from tenants, which are derived primarily from rental income pursuant to lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2019, these leases had an average remaining lease term of 6.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, GAAP requires that the Company record a receivable for, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
Included in revenue from tenants for the six months ended June 30, 2019, the Company recorded $0.1 million of tenant reimbursements related to prior year.
The following tables present future base rent payments due to the Company over the periods indicated. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$27,533
2020	53,669
2021	49,587
2022	46,786
2023	38,709
Thereafter	164,456
Total	$380,740

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. No bad debt expense was recorded for the three and six months ended June 30, 2019 and 2018.
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
June 30, 2019
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
Lessee Accounting
The Company is a lessee under a ground lease for one property as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded a right-of-use asset ( an “ROU asset”) and lease liability equal to $54.9 million for the present value of the lease payments related to the lease. These amounts are presented separately in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet.

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
June 30, 2019
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
Pending Adoption as of June 30, 2019:
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three and six months ended June 30, 2019 or 2018.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amortization of in-place leases and other intangibles (1)	$2,519	$3,014	$5,056	$6,278
Amortization and (accretion) of above- and below-market leases, net (2)	$(438)	$(476)	$(917)	$(1,098)
Amortization of below-market ground lease (3)	$12	$13	$24	$25
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating expenses.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2019:

(In thousands)	2019 (remainder)	2020	2021	2022	2023
In-place leases	$4,037	$6,759	$5,549	$4,163	$2,924
Other intangibles	583	1,165	937	708	708
Total to be included in depreciation and amortization	$4,620	$7,924	$6,486	$4,871	$3,632

Above-market lease assets	$611	$1,164	$1,091	$874	$725
Below-market lease liabilities	(1,493)	(2,669)	(2,362)	(1,823)	(1,597)
Total to be included in rental income	$(882)	$(1,505)	$(1,271)	$(949)	$(872)

Significant Tenants
As of June 30, 2019 and December 31, 2018, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2019 and December 31, 2018 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2019	December 31, 2018	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square	1	55,000	—	3.72%	Fixed	(2)	Apr. 2024
Mortgage notes payable, gross	6	354,000	299,000	4.41%
Less: deferred financing costs, net (3)		(9,483)	(7,347)
Mortgage notes payable, net		$344,517	$291,653
_____________________

(1)
As of June 30, 2019, $2.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions incurred on this property.

(2)
Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of June 30, 2019 (see Note 6 — Derivatives and Hedging Activities).

(3)
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

Capital One Loan
On April 26, 2019, the Company, through the OP, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate fixed at 3.6725% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on the Company’s previously unencumbered 9 Times Square property. The Company has guaranteed certain enumerated recourse liabilities of the borrower under the agreement and the guaranty requires the Company to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million.
Société Générale Loan Agreement
On April 13, 2018, the Company, through the OP, entered into a loan agreement with Société Générale for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The loan requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, mortgage liens on two of the Company’s previously unencumbered properties, the retail condominiums located at 400 E. 67th Street, New York, New York and a parking garage condominium unit located at 200 Riverside Boulevard, New York, New York. The loan agreement permits the lender to securitize the loan or any portion thereof.
At the closing of the loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, with approximately $47.1 million in net proceeds remaining available to the Company to be used for general corporate purposes, including to make future acquisitions. From and after May 1, 2019, the loan may be prepaid at any time in whole, but not in part (unless a mortgaged property is released from the loan), subject to certain conditions and limitations, including payment of a yield maintenance prepayment premium for any prepayments made prior to the March 2028 monthly payment date. From and after May 1, 2019, any mortgaged property may, subject to certain conditions and limitations, be released from the loan in connection with a sale or disposition of the mortgaged property to a bona-fide third party by prepayment of an amount equal to 115% of the portion of the loan allocated to the mortgaged property sold or disposed, plus any applicable yield maintenance prepayment premium. In addition, from and after May 1, 2019 and prior to May 1, 2028, the 200 Riverside Boulevard property (but not the 400 E. 67th Street property) may be released from

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

the loan, subject to certain conditions and limitations, by simultaneously substituting another property (or properties) for the 200 Riverside Boulevard property. The OP has guaranteed, pursuant to a guaranty in favor of the lender, certain enumerated recourse liabilities of the borrowers under the loan agreement and, from and after certain events of defaults and other breaches under the loan agreement as well as bankruptcies or similar events, payment of all amounts due to the lender in respect of the loan. The guaranty also requires the OP to maintain a minimum net worth of $57.5 million and minimum liquid assets of $3.0 million.
Collateral and Principal Payments
Real estate assets and intangible assets of $738.5 million, at cost (net of below-market lease liabilities), at June 30, 2019 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2019:

(In thousands)	Future Minimum Principal Payments
2019 (remainder)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	354,000
Total	$354,000

The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of June 30, 2019, the Company was in compliance with the debt covenants under its mortgage note agreements.
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
June 30, 2019
(Unaudited)

Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2019. The Company did not have any financial instruments measured at fair value on a recurring basis as of December 31, 2018.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,330)	$—	$(1,330)
Total	$—	$(1,330)	$—	$(1,330)

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

		June 30, 2019		December 31, 2018
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$151,474	$140,000	$142,874
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$103,192	$99,000	$97,448
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$53,857	$50,000	$50,424
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$11,038	$10,000	$10,446
Mortgage note payable — 9 Times Square	3	$55,000	$54,771	$—	$—

Note 6 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company currently uses derivative financial instruments, including an interest rate swap, and may in the future use others, including options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company endeavors to only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

On March 28, 2019, the Company entered into a forward starting five-year interest rate swap which became effective on May 1, 2019. The Company entered into this derivative in order to lock-in and swap the floating rate interest on its term loan encumbering the Company’s 9 Times Square property to a fixed rate. Upon entering into the swap, the Company paid a deposit of $0.8 million which was refunded at the closing of the new financing for the 9 Times Square property effective as of April 26, 2019.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2019. The Company did not have any derivatives outstanding as of December 31, 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

(In thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$1,330	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.2 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives outstanding as of December 31, 2018.

	June 30, 2019		December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	—	$—

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period ended June 30, 2019. The Company did not have any derivatives outstanding during the year ended December 31, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(1,233)	$—	$(1,302)	$—
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$27	$—	$27	$—
Total Interest Expense recorded in consolidated statements of operations and comprehensive loss	$4,069	$3,380	$7,629	$6,183

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019. The Company did not have any derivatives outstanding as of December 31, 2018. The net amounts of derivative

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2019	$—	$(1,330)	$—	$(1,330)	$—	$—	(1,330)
December 31, 2018	$—	$—	$—	$—	$—	$—	—

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.4 million. As of June 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.4 million.
Note 7 — Common Stock
As of June 30, 2019 and December 31, 2018, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

On June 15, 2018, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer (the “June Offer”) to purchase up to 500,000 shares of its common stock for cash at a purchase price equal to $12.95 per share. The Company made the June Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the then-current Estimated Per-Share NAV. The June Offer expired on July 24, 2018 and, in accordance with the terms of the June Offer, the Company accepted for purchase 210,014 shares of common stock for a total cost of approximately $2.7 million, which was paid in July 2018. We have not conducted any tender offers since the June Offer.
Share Repurchase Program
The Company has a share repurchase program (as amended to date, the “SRP”) that enables qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The Company suspended the SRP effective September 25, 2018, and the suspension will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders, if it does so at all. Under the SRP, qualifying stockholders may request that the Company repurchase all or a portion of their shares of common stock provided that the amount is at least 25% of the shares held by the stockholder. Additionally, under the SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be considered for repurchase. Additionally, repurchases of shares of the Company’s common stock when requested pursuant to the SRP are at the sole discretion of the Company’s board of directors and generally will be made semiannually (each six-month period ending June 30 or December, a “fiscal semester”). Further, the repurchase price per share is equal to 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester in which the repurchase request was received by the Company.
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
No repurchases were made through the SRP for the three and six months ended June 30, 2019 because the SRP was suspended. Repurchases through the SRP were $2.2 million for the three and six months ended June 30, 2018, respectively. In 2018, the SRP was suspended during the pendency of the February Offer until reactivated on April 26, 2018 and, again, during the pendency of the June Offer until reactivated on August 25, 2018. Subsequently, the SRP was suspended effective September 25, 2018.
On October 9, 2018, the Company repurchased a total of 145,627 shares of common stock for approximately $3.0 million, at a weighted average price per share of $20.26 with respect to the 2018 Reactivation Period and the 2018 Active Period.
When a qualifying stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify the obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2019.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Six months ended June 30, 2019	—	—
Cumulative repurchases as of June 30, 2019	1,259,734	22.03

_____________________

(1)
Repurchases in 2018, consist of: (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active including the active period commencing January 1, 2018, and ending February 6, 2018, the active period commencing April 26, 2018 and ending June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
As of June 30, 2019, the Company’s balance sheet includes an ROU asset and liability of $55.7 million and $54.9 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. In determining operating ROU asset and lease liability for the Company’s existing operating lease upon the adoption of the new lease guidance, the Company was required to estimate an appropriate incremental borrowing rate, which it estimated to be 8.57% on a fully-collateralized basis for the term of the lease. Since the term of the Company’s ground lease is significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating lease has a weighted-average remaining lease term of 47.5 years as of June 30, 2019. For the three and six months ended June 30, 2019, the Company paid cash of $1.2 million and $2.4 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard. The Company incurred ground rent expense of $1.2 million and $2.4 million during the three and six months ended June 30, 2018, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the six months ended June 30, 2019.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of June 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$2,373
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$233,349
Less: Effects of discounting	(178,461)
Total present value of lease payments	$54,888

The following table reflects the ground lease rent payments due from the Company as of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$4,746
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$235,722

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2019 and December 31, 2018, an entity wholly owned by the AR Global owned 8,888 shares of the Company’s outstanding common stock.
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
Accordingly, no acquisition fees can be incurred after November 16, 2018. Furthermore, no acquisition fees were incurred to the Advisor for the six months ended June 30, 2018.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Second Advisory Agreement eliminates financing coordination fees payable to the Advisor.
Accordingly, no financing coordination fees can be incurred after November 16, 2018. For the three and six months ended June 30, 2018, financing coordination fees incurred to the Advisor were $0.4 million.
Asset Management Fees and Variable Management/Incentive Fees
With respect to periods ending prior to October 1, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units”. During these periods, the Company’s caused the OP to issue 159,159 Class B Units pursuant to the then effective advisory agreement. The Class B Units are intended to be profits interests, and vest, and are no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Additionally, any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of our Board of Directors before the economic hurdle has been met.
The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2019, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2019, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company’s assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
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
June 30, 2019
(Unaudited)

multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. The variable management fee is payable in cash, however the Advisor may elect to receive shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its discretion.
The Company paid cash of $1.5 million and $1.4 million for asset management fees during the three months ended June 30, 2019 and 2018, respectively, and $3.0 million and $2.8 million during the six months ended June 30, 2019 and 2018, respectively.
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
On April 13, 2018, in connection with the loan the Company entered into in April 2018, the borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the Mortgaged Properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the April 2018 PMA does not include provisions related to the management of the hotels. On April 13, 2018, concurrently with entering into the April 2018 PMA, the Company and the Property Manager entered into an amendment to the PMA (the “April 2018 PMA Amendment”). Prior to this amendment, the Property Manager had been retained by the Company, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the April 2018 PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the Mortgaged Properties, which are subject to the April 2018 PMA) are not subject to the PMA.
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
The Company incurred approximately $0.4 million and $0.2 million in property management fees during the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2019 and 2018, respectively.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
The Company began implementing the limits above in the month of December 2018. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2019 were $0.8 million, of which $0.1 million were related to administrative and overhead expenses and $0.7 million related to salaries, wages and benefits. For the three months ended June 30, 2018, total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.2 million.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the six months ended June 30, 2019 were $1.8 million, of which $0.4 million were related to administrative and overhead expenses and $1.4 million related to salaries, wages and benefits. As a result, the Company has met the administrative and overhead expenses limit as described above. For the six months ended June 30, 2018, total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.3 million.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2019	2018	2019	2018	June 30, 2019		December 31, 2018
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—		$39
Financing coordination fees and leasing commissions (1)	—	375	6	375	—		51
Ongoing fees:
Asset and property management fees to related parties (2)	1,872	1,618	3,420	3,101	359		16	(4)
Professional fees and other reimbursements (3)	922	1,264	1,955	2,425	398	(5)	(59)	(6)
Distributions on Class B units (3)	—	—	—	39	—		—
Total related party operation fees and reimbursements	$2,794	$3,257	$5,381	$5,940	$757		$47

_____________________

(1)
Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within deferred leasing costs, net on the consolidated balance sheets, respectively.

(2)	Beginning on April 1, 2019, property management fees due to the Property Manager are no longer adjusted for reimbursable expenses paid by the Company to third-party property managers.

(3)
Amounts for the three and six months ended June 30, 2019 and 2018, respectively, are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(4)	Included in prepaid expenses and other assets on the consolidated balance sheet.

(5)
Represents a payable balance included within the accounts payable, accrued expense and other liabilities on the consolidated balance sheet as of June 30, 2019 which includes approximately $204,000 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”). RCAP, prior to its bankruptcy filing, was under common control with the Advisor.

(6)
As of December 31, 2018, this amount represents a payable balance of approximately $204,000 which is included in accounts payable, accrued expense and other liabilities due to RCAP, offset with a receivable balance of approximately, $263,000 due from Advisor included in prepaid expenses and other assets on the consolidated balance sheet. RCAP, prior to its bankruptcy filing, was under common control with the Advisor.

Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees
Under the Original Advisory Agreement, until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was to be paid only upon the sale of assets, distributions or other event which resulted in the return on stockholders’ capital exceeding 6.0% per annum. Furthermore, no subordinated performance fees can be incurred after November 16, 2018. No subordinated performance fees were incurred to the Advisor for the six months ended June 30, 2018.
Brokerage Commissions
Under the Original Advisory Agreement, until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Any brokerage commission payable to the Advisor or its affiliates, were to be subject to approval by a majority of the independent directors upon a finding that the Advisor or its affiliates provided a substantial amount of services in connection with the sale. No broker commissions can be incurred after November 16, 2018. No such fees were incurred during the six months ended June 30, 2018.
Subordinated Participation in Real Estate Sales

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Pursuant to the limited partnership agreement of the OP, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), a subsidiary of AR Global, will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the six months ended June 30, 2019 and 2018.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated incentive listing distributions unless as of the listing the Company’s investors were entitled to receive their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the six months ended June 30, 2019 or 2018.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the Company’s advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated termination distributions unless as of the termination the Company’s investors were entitled to their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the six months ended June 30, 2019 or 2018.
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
June 30, 2019
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
Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (as amended to date, the “RSP”). The RSP provides for the automatic grant of the number of restricted shares equal to $30,000 divided by the then-current Estimated Per-Share NAV. In November 2017, the RSP was amended and restated to reflect the RSP Amendment and certain clarifying changes.
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the Company’s board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash distributions on the same basis as distributions paid on shares of common stock, if any, prior to the time that the restrictions attached to the restricted shares have lapsed and thereafter. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the six months ended June 30, 2019:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2018	12,626	$21.48
Granted	4,443	20.26
Vested	(2,221)	21.60
Forfeited	—	—
Unvested, June 30, 2019	14,848	21.10

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.0 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $20,060 and $16,581 for the three months ended June 30, 2019 and 2018, respectively, and $41,052 and $33,162 for the six months ended June 30, 2019 and 2018, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions attached to the shares issued. There were no shares of common stock issued in lieu of cash during the six months ended June 30, 2019 or 2018.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss (in thousands)	$(5,827)	$(6,529)	$(10,411)	$(13,113)
Basic and diluted weighted average shares outstanding	30,978,662	31,330,799	30,978,310	31,380,899
Basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.34)	$(0.42)

The Company had the following weighted-average common share equivalents as of June 30, 2019 and 2018, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested restricted shares	14,848	14,272	14,848	14,272
OP units	90	90	90	90
Class B units	159,159	159,159	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	174,097	173,521	174,097	173,521

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
Acquisitions
Subsequent to June 30, 2019, the Company acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY 10002 (the “Property”), for an aggregate contract sale price of approximately $88.8 million, excluding acquisition related costs. The Company funded $51.0 million of the purchase price with proceeds from a loan described below and funded the remaining $37.8 million of the purchase price from cash on hand.
New Mortgage Loan
On July 17, 2019, the Company, through the OP, entered into a loan agreement with Nationwide Life Insurance Company for a $51.0 million loan in connection with the acquisition of the Property. The loan bears interest at a fixed rate of 3.85% and matures on August 1, 2029. The loan requires monthly interest-only payments, with the principal balance due on the maturity date, and is secured by, among other things, a first mortgage on the Property.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Company has guaranteed, (i) at all times, certain enumerated recourse liabilities of the borrower under the agreement, and (ii) from and after certain events of defaults and other breaches under the agreement and other loan documents (including bankruptcies or similar events), payment of all amounts due to the lender in respect of the loan.

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or resume paying distributions; and

•	As of June 30, 2019, we owned only seven properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of June 30, 2019, we owned seven properties consisting of 1,102,584 rentable square feet acquired for an aggregate purchase price of $702.0 million. Subsequent to June 30, 2019, we acquired one additional property located in New York City, for an aggregate contract sale price of approximately $88.8 million, excluding acquisition related costs. The property consists of approximately 60,297 rentable square feet. (See Note 13 — Subsequent Events for further discussion)
On October 23, 2018, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) equal to $20.26 as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018. This was the second annual update of Estimated Per-Share NAV we have published. Until we list shares of our common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually at the discretion of our board of directors.
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
Properties
The following table presents certain information about the investment properties we owned as of June 30, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	6.9
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	18.3
9 Times Square	Nov. 2014	1	167,390	92.3%	7.7
123 William Street	Mar. 2015	1	542,676	97.7%	6.7
1140 Avenue of the Americas	Jun. 2016	1	242,466	91.4%	3.8
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	6.0
		7	1,102,584	94.7%	6.1
_______________________________

(1)	Remaining lease term in years as of June 30, 2019, calculated on a weighted-average basis, as applicable.

Results of Operations
As of June 30, 2019 and 2018, our overall portfolio occupancy was 94.7% and 89.8%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2019 and June 30, 2019:

	Q1 2019	Q2 2019
Leasing activity:
New leases: (1)
New leases commenced	4	5
Total square feet leased	28,612	35,121
Annualized straight-line rent per square foot (2)	$57.79	$70.27
Weighted-average lease term (years) (3)	8.3	8

Replacement leases: (4)
Replacement leases commenced	3	4
Square feet	22,962	26,621
Annualized straight-line rent per square foot (2)	$47.72	$49.31
Weighted-average lease term (years) (3)	7.0	6.5

Terminated leases: (5)
Number of leases terminated	2	4
Square feet	5,581	21,747
Annualized straight-line rent per square foot (2)	$282.10	$60.85

Tenant improvements on replacement leases per square foot (6)	$21.61	$30.36
Leasing commissions on replacement leases per square foot (6)	$19.35	$24.55
_____________________________

(1)	Includes new and replacement leases commenced during the quarter.

(2)	Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.

(3)	The weighted-average remaining lease term (years) is based on annualized straight-line rent.

(4)	Represents leases commenced for spaces that had been previously leased in the prior twelve months.

(5)	Calculated as of the date of termination.

(6)
Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease has commenced, which may be different than the period in which these amounts were actually paid.

Comparison of Three Months Ended June 30, 2019 and 2018
As of June 30, 2019, we owned seven properties, comprising six properties acquired prior to January 1, 2018, and our 8713 Fifth Avenue property acquired in October 2018. Our results of operations for the three ended June 30, 2019 as compared to the three ended June 30, 2018 primarily reflect changes due to leasing activity and the impact of our acquisition of 8713 Fifth Avenue property.
Revenue from Tenants
Revenue from tenants increased $1.3 million to $16.5 million for the three months ended June 30, 2019, from $15.2 million for the three months ended June 30, 2018, of which $0.3 million was due to the acquisition of our 8713 Fifth Avenue property in October 2018 and $1.1 million was due to changes in leasing activity.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.3 million to $1.9 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018. Beginning on April 1, 2019, property management fees due to the Property Manager are no longer adjusted for reimbursable expenses paid by us to third-party property managers. See Note 9 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $0.6 million to $7.3 million for the three months ended June 30, 2019 from $6.7 million for the three months ended June 30, 2018. This increase was primarily due to the acquisition of our 8713 Fifth Avenue property in October 2018, new lease commencements and the increased costs of maintaining our properties, as well as higher non-reimbursable costs including real estate taxes, utilities, and repairs and maintenance.

General and Administrative Expenses
General and administrative expenses decreased $0.6 million to $1.9 million for the three months ended June 30, 2019 from $2.5 million for the three months ended June 30, 2018, primarily due to lower legal and proxy fees and lower professional fees and other reimbursements to our Advisor which include administrative services, overhead expenses for employees of the Advisor and other reimbursements. For the three months ended June 30, 2019, professional fees and other reimbursements incurred from our Advisor decreased $0.5 million to $0.8 million, as compared to $1.3 million for the three months ended June 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense essentially remained flat at $7.6 million for the three months ended June 30, 2019 when compared to the period three months ended June 30, 2018.
Interest Expense
Interest expense increased $0.7 million to $4.1 million for the three months ended June 30, 2019, compared to $3.4 million for the three months ended June 30, 2018. The increase was due to a $50.0 million loan entered into on April 13, 2018, secured by two of our previously unencumbered properties and a $55.0 million loan entered into in April 2019 secured by our previously unencumbered 9 Times Square property (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of June 30, 2019 the gross balance of our outstanding debt was $354.0 million and had a weighted-average effective interest rate of 4.41%. As of June 30, 2018, the gross balance of our outstanding debt was $289.0 million and had a weighted-average effective interest rate of 4.51%.
Comparison of Six Months Ended June 30, 2019 and 2018
As of June 30, 2019, we owned seven properties, comprising six properties acquired prior to January 1, 2018, and our 8713 Fifth Avenue property acquired in October 2018. Our results of operations for the six ended June 30, 2019 as compared to the six ended June 30, 2018 primarily reflect changes due to leasing activity and the impact of our acquisition of 8713 Fifth Avenue property.
Revenue from Tenants
Revenue from tenants increased $3.2 million to $33.6 million for the six months ended June 30, 2019, from $30.4 million for the six months ended June 30, 2018, primarily due to an increase in occupancy.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.3 million to $3.4 million for the six months ended June 30, 2019 from $3.1 million for the six months ended June 30, 2018. Beginning on April 1, 2019, property management fees due to the Property Manager are no longer adjusted for reimbursable expenses paid by us to third-party property managers. (see Note 9 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor and Property Manager).
Property Operating Expenses
Property operating expenses increased $1.1 million to $14.6 million for the six months ended June 30, 2019 from $13.5 million for the six months ended June 30, 2018, primarily due to new lease commencements and the increased costs of maintaining our properties, as well as higher non-reimbursable costs including real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expenses
We incurred $18,000 and $1,000 of acquisition and transaction related expenses for the six months ended June 30, 2019 and 2018, respectively.
General and Administrative Expenses
General and administrative expenses decreased $1.7 million to $3.8 million for the six months ended June 30, 2019 compared to $5.5 million for the six months ended June 30, 2018, primarily due to lower legal and proxy fees and lower professional fees and other reimbursements incurred from our Advisor, which include administrative services, overhead expenses for employees of the Advisor and other reimbursements. For the six months ended June 30, 2019, professional fees and other reimbursements incurred from our Advisor decreased $0.5 million to $1.8 million, compared to $2.3 million for the six months ended June 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.3 million to $15.0 million for the six months ended June 30, 2019, compared to $15.3 million for the six months ended June 30, 2018.

Interest Expense
Interest expense increased $1.4 million to $7.6 million for the six months ended June 30, 2019, from $6.2 million for the six months ended June 30, 2018. The increase was due to the loans we entered into in April 2018 and April 2019 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). As of June 30, 2019, the gross balance of our outstanding debt was $354.0 million and had a weighted-average effective interest rate of 4.41%. As of June 30, 2018, the gross balance of our outstanding debt was $289.0 million with a weighted-average effective interest rate of 4.51%.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the number of assets we own, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash provided by operating activities was $1.3 million during the six months ended June 30, 2019 and consisted primarily of a net loss of $10.4 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash expenses of $11.8 million, which resulted in net cash inflows of $1.4 million. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $2.5 million. These increases were partially offset by a decrease in deferred revenue of $1.6 million and a decrease related to accounts payable and accrued expenses associated with operating activities of $0.9 million.
Net cash used in operating activities was $2.9 million during the six months ended June 30, 2018 and consisted of a net loss of $13.1 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash expenses of $12.6 million, which resulted in net cash outflow of $0.5 million. Net cash used in operating activities also included a $2.3 million decrease related to accounts payable and accrued expenses associated with operating activities and a net cash outflow of $0.2 million for a decrease in deferred revenue, partially offset by a decrease in prepaid expenses and other assets of $0.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $7.2 million during the six months ended June 30, 2019 related to funding of capital expenditures relating to tenant improvements at 9 Times Square and 123 William Street of $2.8 million and a deposit for an acquisition of $4.4 million.
Net cash used in investing activities of $2.3 million during the six months ended June 30, 2018 related to payments of capital expenditures relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash provided by financing activities was $51.3 million during the six months ended June 30, 2019 related to proceeds from mortgage notes payable of $55.0 million offset by payment of $3.8 million relating to financing costs.
Net cash provided by financing activities of $35.6 million during the six months ended June 30, 2018 primarily related to the proceeds from mortgage notes payable of $50.0 million, partially offset by distributions to stockholders of $7.5 million, payments of $2.3 million relating to financing costs and repurchases of common stock of $4.6 million.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $93.9 million as compared to $48.0 million as of December 31, 2018. The increase in our cash and cash equivalents balance was primarily driven by proceeds from the loan we entered into in April 2019 secured by our 9 Times Square property, detailed further below. In addition, on February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to the eight properties we already own, inclusive of one property acquired subsequent to June 30, 2019. Our board of directors will continue to evaluate our performance and assess our distribution policy, however there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.

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
Mortgage Loans
We have used mortgage financing to acquire properties and have taken mortgage loans on previously unencumbered properties resulting in a total of six mortgage loans as of June 30, 2019. We expect to continue to use debt financing as a source of capital.
On April 26, 2019, we, through the OP, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate fixed at 3.6725% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on the Company’s previously unencumbered 9 Times Square property. We have used, and expect to continue to use, the proceeds, less closing costs and expenses, for general corporate purposes, including to make future acquisitions. We used a portion of these proceeds to fund $37.8 million of the purchase price for an asset acquisition we completed in July 2019, as described in more detail below. We have guaranteed certain enumerated recourse liabilities of the borrower under the agreement and the guaranty requires us to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million. For additional information, see Note 4 — Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
On April 13, 2018, we, through, the OP, entered into the loan with Société Générale. The loan agreement provides for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The loan requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by, among other things, mortgage liens on two of our previously unencumbered properties. At the closing of the loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, and approximately $47.1 million in net proceeds remained available to us. Of these net proceeds, we used: (i) approximately $8.0 million to fund share repurchases pursuant to the June Offer and the SRP; (ii) approximately $8.0 million to fund capital expenditures at our 9 Times Square property; (iii) approximately $6.0 million for acquisitions; and (iv) approximately $5.0 million for other general corporate purposes in 2018. For additional information, see Note 4 — Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
We planned to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $340.0 and $425.1 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2018 (published on October 25, 2018). As of June 30, 2019, our gross aggregate borrowings were $354.0 million with a weighted-average effective interest rate of 4.41% and our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. Subsequent to June 30, 2019, we increased our borrowings by an additional $51.0 million in connection with the acquisition of a property for an $88.8 million purchase price, and we do not currently anticipate incurring additional indebtedness secured by our existing properties. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
We have no future scheduled principal payments on our mortgage notes payable for the remainder of 2019 or for the year ended December 31, 2020.
Mortgage Loans
On July 17, 2019, we, through the OP, entered into a loan agreement with Nationwide Life Insurance Company for a $51.0 million loan in connection with the acquisition of a property located in New York, NY as further discussed below. The loan bears interest at a fixed rate of 3.85% and matures on August 1, 2029. The loan requires monthly interest-only payments, with the principal balance due on the maturity date, and is secured by, among other things, a first mortgage on the property.
We have guaranteed, (i) at all times, certain enumerated recourse liabilities of the borrower under the agreement, and (iii) from and after certain events of defaults and other breaches under the agreement and other loan documents (including bankruptcies or similar events), payment of all amounts due to the lender in respect of the loan.

Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in an occupancy level of 94.7% across our portfolio as of June 30, 2019, as compared to 93.7% as of December 31, 2018. Specifically, the occupancy level at 9 Times Square has increased to 92.3% as compared to 84.3% as of December 31, 2018. See—Results of Operations for additional information on leasing activity.
We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites have helped us achieve the lease-up of the office floors throughout the building and drive increased property value. We believe that certain market tenant incentives, including free rent periods and tenant improvements, will drive occupancy rates higher and have extended the average duration of our leases upon commencement of executed leases where the tenant has yet to take possession as of June 30, 2019. While we do not receive cash during initial free rent periods, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
We are seeking replacement tenants and will continue to evaluate our strategic alternatives for our 421 W. 54th Street property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
Acquisitions
Subsequent to June 30, 2019, we acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY 10002, for an aggregate contract sale price of approximately $88.8 million, excluding acquisition related costs. We funded $51.0 million of the purchase price with proceeds from the loan with Nationwide Life Insurance Company described above and funded the remaining $37.8 million of the purchase price from cash on hand, primarily representing proceeds from the loan we incurred in April 2019 secured by our 9 Times Square property.
Capital Expenditures
For the six months ended June 30, 2019, we have funded $2.8 million of capital expenditures primarily related to improvements at our 123 William Street and 9 Times Square properties. The capital expenditures for the six months ended June 30, 2018 of $2.3 million were primarily related to 9 Times Square, 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss (in accordance with GAAP)	$(5,827)	$(6,529)	$(10,411)	$(13,113)
Depreciation and amortization	7,553	7,562	14,967	15,293
FFO (As defined by NAREIT)	1,726	1,033	4,556	2,180
Acquisition and transaction related	18	1	18	1
Accretion of below- and amortization of above-market lease liabilities and assets, net	(426)	(463)	(893)	(1,073)
Straight-line rent (revenues as lessor)	(1,529)	(929)	(2,940)	(2,055)
Straight-line ground rent (expenses as lessee)	27	27	54	54
MFFO	$(184)	$(331)	$795	$(893)
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss (in accordance with GAAP)	$(5,827)	$(6,529)	$(10,411)	$(13,113)
Other income	(311)	(64)	(465)	(128)
General and administrative	1,862	2,540	3,793	5,544
Asset and property management fees to related parties	1,872	1,618	3,420	3,101
Acquisition and transaction related	18	1	18	1
Depreciation and amortization	7,553	7,562	14,967	15,293
Interest expense	4,069	3,380	7,629	6,183
Accretion of below- and amortization of above-market lease liabilities and assets, net	(426)	(463)	(893)	(1,073)
Straight-line rent (revenue as a lessor)	(1,529)	(929)	(2,940)	(2,055)
Straight-line ground rent (expense as lessee)	27	27	54	54
Cash NOI	$7,308	$7,143	$15,172	$13,807

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
During the three months ended March 31, 2018, distributions paid to common stockholders totaled $11.7 million, prior to suspending distributions. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan. During the three months ended March 31, 2018 when we were paying distributions, we funded distributions from cash proceeds received from cash on hand, representing proceeds from secured mortgages financing. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income for acquired properties and our operating expense levels. Our net cash provided by operating activities was approximately $1.3 million for the six months ended June 30, 2019. There is no assurance that rents from the properties we own will increase, or that future acquisitions will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Share Repurchase Program
In order to provide stockholders with interim liquidity, our board of directors adopted the SRP that enables our stockholders, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a quarterly basis. The SRP has been suspended since September 25, 2018, and the suspension will remain in effect until the date that we announce that we will resume paying regular cash distributions to our stockholders. For additional information on the SRP, see Note 7 — Common Stock to our consolidated financial statements found in this Quarterly Report on Form 10-Q.
The following table reflects the number of shares repurchased cumulatively through June 30, 2019:

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Six months ended June 30, 2019	—	—
Cumulative repurchases as of June 30, 2019	1,259,734	22.03
_____________________

(1)
Repurchases in 2018, consist of: (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active including the active period commencing January 1, 2018 and ending February 6, 2018, the active period commencing April 26, 2018 and ending June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.

Contractual Obligations
Other than the new loan entered into in April 2019 secured by our 9 Times Square property (see Note 4 — Mortgage Notes Payable, Net), there were no material changes in our contractual obligations as of June 30, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Election as a REIT
We elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income. We expect a loss for tax purposes in 2019 and therefore do not expect the fact that we may not make any distributions in 2019 will adversely impact our ability to remain qualified as a REIT.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.4 (4)	Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC.
10.5 (4)	Amendment to Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC., dated as of May 3, 2019.
10.6 (4)	Second Amendment to Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC., dated as of May 31, 2019.
10.7 (4)	Third Amendment to Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC., dated as of June 7, 2019.
10.8 (4)	Loan Agreement dated as of July 17, 2019 between ARG NYC196ORCHARD, LLC, as Borrower, and Nationwide Life Insurance Company, as Lender.
10.9 (4)	Carveout Guaranty dated as of July 17, 2019, by New York City Operating Partnership, L.P., as Guarantor, to and for the benefit of Nationwide Life Insurance Company.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_______
* Filed herewith
(1) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.
(2) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(3) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2019.
(4) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019.