Form 10-Q
period 2019-09-30
New York City REIT, Inc.
filed 2019-11-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2019, the registrant had 30,994,891 shares of common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$193,658	$138,110
Buildings and improvements	564,664	533,099
Acquired intangible assets	109,865	103,285
Total real estate investments, at cost	868,187	774,494
Less accumulated depreciation and amortization	(112,690)	(90,235)
Total real estate investments, net	755,497	684,259
Cash and cash equivalents	53,818	47,952
Restricted cash	7,747	6,849
Operating lease right-of-use asset	55,630	—
Prepaid expenses and other assets (including amounts due from related parties of $0 and $158 at September 30, 2019 and December 31, 2018, respectively)	6,712	9,459
Straight-line rent receivable	20,637	16,551
Deferred leasing costs, net	9,282	8,672
Total assets	$909,323	$773,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$394,624	$291,653
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $285 and $204 at September 30, 2019 and December 31, 2018, respectively)	7,072	11,127
Operating lease liability	54,877	—
Below-market lease liabilities, net	19,002	21,514
Derivative liability, at fair value	1,877	—
Deferred revenue	5,224	5,768
Total liabilities	482,676	330,062

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,994,891 and 30,990,448 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	310	310
Additional paid-in capital	685,822	685,758
Accumulated other comprehensive loss	(1,877)	—
Distributions in excess of accumulated earnings	(257,608)	(242,388)
Total stockholders’ equity	426,647	443,680
Total liabilities and stockholders’ equity	$909,323	$773,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from tenants	$18,643	$15,741	$52,219	$46,166

Operating expenses:
Asset and property management fees to related parties	1,962	1,532	5,382	4,633
Property operating	8,026	7,295	22,651	20,839
Acquisition and transaction related	—	—	18	1
General and administrative	1,200	2,261	4,993	7,805
Depreciation and amortization	7,804	7,128	22,771	22,421
Total operating expenses	18,992	18,216	55,815	55,699
Operating loss	(349)	(2,475)	(3,596)	(9,533)
Other income (expense):
Interest expense	(4,681)	(3,501)	(12,310)	(9,684)
Other income	221	111	686	239
Total other expense	(4,460)	(3,390)	(11,624)	(9,445)
Net loss	(4,809)	(5,865)	(15,220)	(18,978)

Other comprehensive loss:
Change in unrealized loss on derivative	(547)	—	(1,877)	—
Other comprehensive loss	(547)	—	(1,877)	—
Comprehensive loss	$(5,356)	$(5,865)	$(17,097)	$(18,978)

Weighted-average shares outstanding — Basic and Diluted	30,981,178	31,180,373	30,979,277	31,313,567
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.16)	$(0.19)	$(0.49)	$(0.61)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2018	30,990,448	$310	$685,758	$—	$(242,388)	$443,680
Share-based compensation	4,443	—	64	—	—	64
Net loss	—	—	—	—	(15,220)	(15,220)
Other comprehensive loss	—	—	—	(1,877)	—	(1,877)
Balance, September 30, 2019	30,994,891	$310	$685,822	$(1,877)	$(257,608)	$426,647

	Three Months Ended September 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, June 30, 2019	30,994,891	$310	$685,798	$(1,330)	$(252,799)	$431,979
Share-based compensation	—	—	24	—	—	24
Net loss	—	—	—	—	(4,809)	(4,809)
Other comprehensive loss	—	—	—	(547)	—	(547)
Balance, September 30, 2019	30,994,891	$310	$685,822	$(1,877)	$(257,608)	$426,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2017	31,382,120	$314	$691,775	$(210,605)	$481,484
Common stock issued through distribution reinvestment plan	208,836	1	4,230	—	4,231
Common stock repurchases	(604,948)	(5)	(10,264)	—	(10,269)
Share-based compensation	4,440	—	73	—	73
Distributions declared ($0.24 per common share)	—	—	—	(7,671)	(7,671)
Net loss	—	—	—	(18,978)	(18,978)
Balance, September 30, 2018	30,990,448	$310	$685,814	$(237,254)	$448,870

	Three Months Ended September 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, June 30, 2018	31,346,089	$313	$691,440	$(231,389)	$460,364
Common stock repurchases	(355,641)	(3)	(5,666)	—	(5,669)
Share-based compensation	—	—	40	—	40
Net loss	—	—	—	(5,865)	(5,865)
Balance, September 30, 2018	30,990,448	$310	$685,814	$(237,254)	$448,870

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,220)	$(18,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,771	22,421
Amortization of deferred financing costs	919	573
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,459)	(1,557)
Share-based compensation	64	73
Changes in assets and liabilities:
Straight-line rent receivable	(4,207)	(3,304)
Straight-line rent payable	82	82
Prepaid expenses, other assets and deferred costs	198	(2,663)
Accounts payable, accrued expenses and other liabilities	(3,060)	(1,064)
Deferred revenue	(544)	222
Net cash used in operating activities	(456)	(4,195)
Cash flows from investing activities:
Investments in real estate	(38,265)	—
Deposits for real estate investments		—
Capital expenditures	(5,567)	(6,099)
Net cash used in investing activities	(43,832)	(6,099)
Cash flows from financing activities:
Proceeds from mortgage note payable	55,000	50,000
Payments of financing costs	(3,948)	(2,333)
Distributions paid	—	(7,475)
Repurchases of common stock	—	(7,319)
Net cash provided by financing activities	51,052	32,873
Net change in cash, cash equivalents and restricted cash	6,764	22,579
Cash, cash equivalents and restricted cash, beginning of period	54,801	47,216
Cash, cash equivalents and restricted cash, end of period	$61,565	$69,795

Cash and cash equivalents	$53,818	$64,061
Restricted cash	7,747	5,734
Cash, cash equivalents and restricted cash, end of period	$61,565	$69,795

Supplemental Disclosures:
Cash paid for interest	$11,176	$8,952

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	837	628
Proceeds from mortgage notes payable used to fund acquisition of real estate	51,000	—
Mortgage notes payable released in connection with acquisition of real estate	(51,000)	—
Common stock issued through distribution reinvestment plan	—	4,231
Accrued stock repurchases	—	2,950
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of September 30, 2019, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On April 24, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $750.0 million. The Company closed its IPO on May 31, 2015. As of September 30, 2019, the Company had approximately 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan (“DRIP”). In addition, from inception through September 30, 2019 the Company had raised net proceeds of $769.9 million, including $68.8 million of distributions to the Company’s shareholders which were reinvested in its common stock through DRIP.
On October 24, 2019, the Company’s board of directors approved an estimated net asset value per share of its common stock (the “Estimated Per-Share NAV”) as of June 30, 2019 which was published on October 25, 2019. This was the third annual update of Estimated Per-Share NAV the Company has published. Until the Company lists shares of its common stock or another liquidity event occurs, the Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors. Previously, on October 23, 2018, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2018, which was published on October 25, 2018.
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
In March 2019, the Company changed its name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. The Company had no investments in joint ventures or variable interest entities as of September 30, 2019 or December 31, 2018.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. During the three and nine months ended September 30, 2019, the Company acquired a fee-simple interest in three condominium units which was deemed as an asset acquisition (see Note 3 — Real Estate Investments for additional information). There were no acquisitions during the three and nine months ended September 30, 2018.
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
September 30, 2019
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
Revenue Recognition
The Company’s revenue from tenants, which are derived primarily from rental income pursuant to lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2019, these leases had an average remaining lease term of 6.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, GAAP requires that the Company record a receivable for, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
Included in revenue from tenants for the nine months ended September 30, 2019, the Company recorded $0.1 million of tenant reimbursements related to prior year.
The following tables present future base rent payments due to the Company over the periods indicated. These amounts exclude contingent rent payments, as applicable, that may be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.
As of September 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$15,078
2020	59,467
2021	56,602
2022	53,438
2023	45,398
Thereafter	231,658
Total	$461,641

The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. No bad debt expense was recorded for the three and nine months ended September 30, 2019 and 2018.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation:

•
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below).

•
The Company currently presents straight-line rent receivable and straight-line rent payable on its own line items in the consolidated statement of cash flows and consolidated balance sheets, which was previously included within prepaid expenses and other assets.

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
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the new standard. Further, any existing leases for which the property is leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as an operating lease. The Company did not have any leases that would be considered financing leases as of January 1, 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

Other Recently Issued Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The revised guidance became effective for the Company on January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within accumulated other comprehensive loss which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

the income tax effects on items in accumulated other comprehensive loss to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from accumulated other comprehensive loss by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The revised guidance became effective for the Company on January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Pending Adoption as of September 30, 2019:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate current expected credit losses to be material at this point.
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

Note 3 — Real Estate Investments
Acquisition
On July 17, 2019, the Company acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY, 10002 (“196 Orchard Street”). The following table presents allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2019.

(Dollar amounts in thousands)	Nine Months Ended September 30, 2019
Real Estate investments, at cost:
Land	$55,548
Buildings and improvements	24,324
Total tangible assets	79,872
Acquired intangible assets (1) :
In-place leases and other intangible assets	7,852
Market lease intangibles	1,541
Total intangible assets	9,393
Total assets acquired	89,265
Mortgage note payable used to acquire real estate investment	(51,000)
Cash paid for acquired real estate investment	$38,265

(1) Weighted-average remaining amortization periods for in-place leases and market lease and other intangible assets acquired during the nine months ended September 30, 2019 were 13.4 years and 13.4 years, respectively, as of the acquisition date.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
In-place leases	$2,288	$2,236	$6,761	$7,931
Other intangibles	291	291	874	874
Total included in depreciation and amortization	$2,579	$2,527	$7,635	$8,805

Above-market lease intangibles	$344	$341	$1,016	$1,105
Below-market lease liabilities	(922)	(836)	(2,511)	(2,699)
Total included in revenue from tenants	$(578)	$(495)	$(1,495)	$(1,594)

Below-market ground lease, included in property operating expenses	$12	$12	$36	$37

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2019:

(In thousands)	2019 (remainder)	2020	2021	2022	2023
In-place leases	$2,055	$7,395	$6,185	$4,798	$3,560
Other intangibles	291	1,165	937	708	708
Total to be included in depreciation and amortization	$2,346	$8,560	$7,122	$5,506	$4,268

Above-market lease assets	$320	$1,281	$1,208	$991	$842
Below-market lease liabilities	(702)	(2,587)	(2,314)	(1,823)	(1,597)
Total to be included in revenue from tenants	$(382)	$(1,306)	$(1,106)	$(832)	$(755)

Significant Tenants
As of September 30, 2019 and December 31, 2018, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2019 and December 31, 2018 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2019	December 31, 2018	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square	1	55,000	—	3.72%	Fixed	(2)	Apr. 2024
196 Orchard Street	1	51,000	—	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	299,000	4.35%
Less: deferred financing costs, net (3)		(10,376)	(7,347)
Mortgage notes payable, net		$394,624	$291,653
_____________________

(1)
As of September 30, 2019, $2.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions incurred on this property.

(2)
Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of September 30, 2019 (see Note 6 — Derivatives and Hedging Activities).

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

Nationwide Life Insurance Company Loan
On July 17, 2019, the Company, through the OP, entered into a loan agreement with Nationwide Life Insurance Company for a $51.0 million loan in connection with the acquisition of 196 Orchard Street. The loan bears interest at a fixed rate of 3.85% and matures on August 1, 2029. The loan requires monthly interest-only payments, with the principal balance due on the maturity date, and is secured by, among other things, a first mortgage on the property. The Company has guaranteed, (i) at all times, certain enumerated recourse liabilities of the borrower under the agreement, and (ii) from and after certain events of defaults and other breaches under the agreement and other loan documents (including bankruptcies or similar events), payment of all amounts due to the lender in respect of the loan.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

At the closing of the loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, with approximately $47.1 million in net proceeds remaining available to the Company to be used for general corporate purposes, including to make future acquisitions. From and after May 1, 2019, the loan may be prepaid at any time in whole, but not in part (unless a mortgaged property is released from the loan), subject to certain conditions and limitations, including payment of a yield maintenance prepayment premium for any prepayments made prior to the March 2028 monthly payment date. From and after May 1, 2019, any mortgaged property may, subject to certain conditions and limitations, be released from the loan in connection with a sale or disposition of the mortgaged property to a bona-fide third party by prepayment of an amount equal to 115% of the portion of the loan allocated to the mortgaged property sold or disposed, plus any applicable yield maintenance prepayment premium. In addition, from and after May 1, 2019 and prior to May 1, 2028, the 200 Riverside Boulevard property (but not the 400 E. 67th Street property) may be released from the loan, subject to certain conditions and limitations, by simultaneously substituting another property (or properties) for the 200 Riverside Boulevard property. The OP has guaranteed, pursuant to a guaranty in favor of the lender, certain enumerated recourse liabilities of the borrowers under the loan agreement and, from and after certain events of defaults and other breaches under the loan agreement as well as bankruptcies or similar events, payment of all amounts due to the lender in respect of the loan. The guaranty also requires the OP to maintain a minimum net worth of $57.5 million and minimum liquid assets of $3.0 million.
Collateral and Principal Payments
Real estate assets and intangible assets of $829.3 million, at cost (net of below-market lease liabilities), at September 30, 2019 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2019:

(In thousands)	Future Minimum Principal Payments
2019 (remainder)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	405,000
Total	$405,000

The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of September 30, 2019, the Company was in compliance with the debt covenants under its mortgage note agreements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2019. The Company did not have any financial instruments measured at fair value on a recurring basis as of December 31, 2018.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,877)	$—	$(1,877)
Total	$—	$(1,877)	$—	$(1,877)

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

		September 30, 2019		December 31, 2018
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$153,182	$140,000	$142,874
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$104,282	$99,000	$97,448
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$54,687	$50,000	$50,424
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$11,136	$10,000	$10,446
Mortgage note payable — 9 Times Square	3	$55,000	$54,712	$—	$—
Mortgage note payable — 196 Orchard Street	3	$51,000	$52,717	$—	$—

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2019. The Company did not have any derivatives outstanding as of December 31, 2018.

(In thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$1,877	$—

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives outstanding as of December 31, 2018.

	September 30, 2019		December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	—	$—

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period ended September 30, 2019. The Company did not have any derivatives outstanding during the year ended December 31, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(537)	$—	$(1,840)	$—
Amount of gain reclassified from accumulated other comprehensive loss into income as interest expense	$10	$—	$37	$—
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,681	$3,501	$12,310	$9,684

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019. The Company did not have any derivatives outstanding as of December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2019	$—	$(1,877)	$—	$(1,877)	$—	$—	(1,877)
December 31, 2018	$—	$—	$—	$—	$—	$—	—

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.0 million. As of September 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.0 million.
Note 7 — Common Stock
As of September 30, 2019 and December 31, 2018, the Company had approximately 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
On October 24, 2019, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2019 which was published on October 25, 2019. This was the third annual update of Estimated Per-Share NAV the Company has published. On October 23, 2018, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2018, which was published on October 25, 2018. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
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
No repurchases were made through the SRP for the three and nine months ended September 30, 2019 because the SRP was suspended. There were no repurchases made through the SRP during the three months ended September 30, 2018. Repurchases through the SRP were $2.2 million for the nine months ended September 30, 2018. In 2018, the SRP was suspended during the pendency of the February Offer until being reactivated on April 26, 2018 and, again, during the pendency of the June Offer until it was reactivated on August 25, 2018. Subsequently, the SRP was suspended effective September 25, 2018 and remains suspended.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

On October 9, 2018, the Company repurchased a total of 145,627 shares of common stock for approximately $3.0 million, at a weighted average price per share of $20.26 with respect to the periods during 2018 when the SRP was active.
When a qualifying stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify the obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2019.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Nine months ended September 30, 2019	—	—
Cumulative repurchases as of September 30, 2019	1,259,734	22.03

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
As of September 30, 2019, the Company’s balance sheet includes an ROU asset and liability of $55.6 million and $54.9 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. In determining operating ROU asset and lease liability for the Company’s existing operating lease upon the adoption of the new lease guidance, the Company was required to estimate an appropriate incremental borrowing rate, which it estimated to be 8.57% on a fully-collateralized basis for the term of the lease. Since the term of the Company’s ground lease is significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating lease has a weighted-average remaining lease term of 47.3 years as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company paid cash of $1.2 million and $3.6 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. The Company incurred ground rent expense of $1.2 million and $3.6 million during the three and nine months ended September 30, 2018, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the nine months ended September 30, 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of September 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$1,187
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$232,163
Less: Effects of discounting	(177,286)
Total present value of lease payments	$54,877

The following table reflects the ground lease rent payments due from the Company as of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$4,746
2020	4,746
2021	4,746
2022	4,746
2023	4,746
Thereafter	211,992
Total	$235,722

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2019 and December 31, 2018, an entity wholly owned by AR Global owned 8,888 shares of the Company’s outstanding common stock.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Accordingly, no acquisition fees can be incurred after November 16, 2018 and no acquisition fees were incurred to the Advisor for the three or nine months ended September 30, 2018.
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
Accordingly, no financing coordination fees can be incurred after November 16, 2018. There were no financing coordination fees incurred to the Advisor for the three months ended September 30, 2018. For the nine months ended September 30, 2018, financing coordination fees incurred to the Advisor were $0.4 million.
Asset Management Fees and Variable Management/Incentive Fees
With respect to periods ending prior to October 1, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units”. During these periods, the Company caused the OP to issue 159,159 Class B Units pursuant to the then effective advisory agreement. The Class B Units are intended to be profits interests, and vest, and are no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Additionally, any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of our Board of Directors before the economic hurdle has been met.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2019, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2019, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by (i) the cost of the Company’s assets for the preceding monthly period or (ii) during the period of time after the Company publishes Estimated Per-Share NAV, the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
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
The Company paid cash of $1.5 million and $1.4 million for asset management fees during the three months ended September 30, 2019 and 2018, respectively, and $4.5 million and $4.2 million during the nine months ended September 30, 2019 and 2018, respectively.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
The Company incurred approximately $0.5 million and $0.1 million in property management fees during the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively.
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
The Company began implementing the limits above in the month of December 2018. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2019 were $0.6 million which were all related to salaries, wages and benefits. For the three months ended September 30, 2018, total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.1 million.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Total reimbursement expenses for administrative and personnel services provided by the Advisor during the nine months ended September 30, 2019 were $2.4 million, of which $0.4 million were related to administrative and overhead expenses and $2.0 million related to salaries, wages and benefits. As a result, the Company has met the administrative and overhead expenses limit as described above. For the nine months ended September 30, 2018, total reimbursement expenses for administrative and personnel services provided by the Advisor were $3.4 million.
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2019	2018	2019	2018	September 30, 2019		December 31, 2018
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—		$39
Financing coordination fees and leasing commissions (1)	—	—	6	375	—		51
Ongoing fees:
Asset and property management fees to related parties (2)	1,962	1,532	5,382	4,633	(115)		16	(4)
Professional fees and other reimbursements (3)	717	1,214	2,672	3,639	400	(5)	(59)	(6)
Distributions on Class B units (3)	—	—	—	39	—		—
Total related party operation fees and reimbursements	$2,679	$2,746	$8,060	$8,686	$285		$47

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

(3)
Amounts for the three and nine months ended September 30, 2019 and 2018, respectively, are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(4)	Included in prepaid expenses and other assets on the consolidated balance sheet.

(5)
Represents a payable balance included within the accounts payable, accrued expense and other liabilities on the consolidated balance sheet as of September 30, 2019 which includes approximately $204,000 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”). RCAP, prior to its bankruptcy filing, was under common control with the Advisor.

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
Under the Original Advisory Agreement, until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was to be paid only upon the sale of assets, distributions or other event which resulted in the return on stockholders’ capital exceeding 6.0% per annum. Furthermore, no subordinated performance fees can be incurred after November 16, 2018 and no subordinated performance fees were incurred to the Advisor for the three and nine months ended September 30, 2018.
Brokerage Commissions
Under the Original Advisory Agreement, until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Any brokerage commissions payable to the Advisor or its affiliates, were to be subject to approval by a majority of the independent directors upon a finding that the Advisor or its affiliates provided a substantial amount of services in connection with the sale. No broker commissions can be incurred after November 16, 2018 and no such fees were incurred during the three and nine months ended September 30, 2018.
Subordinated Participation in Real Estate Sales
Pursuant to the limited partnership agreement of the OP, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), a subsidiary of AR Global, will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the nine months ended September 30, 2019 and 2018.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated incentive listing distributions unless as of the listing the Company’s investors were entitled to receive their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2019 or 2018.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the Company’s advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated termination distributions unless as of the termination the Company’s investors were entitled to their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the nine months ended September 30, 2019 or 2018.
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
The “Subject Fees” are equal to (i) the product of

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
The following table displays restricted share award activity during the nine months ended September 30, 2019:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2018	12,626	$21.48
Granted	4,443	20.26
Vested	(3,867)	21.71
Forfeited	—	—
Unvested, September 30, 2019	13,202	21.00

As of September 30, 2019, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.4 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $22,494 and $39,869 for the three months ended September 30, 2019 and 2018, respectively, and $63,546 and $73,031 for the nine months ended September 30, 2019 and 2018, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions attached to the shares issued. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2019 or 2018.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss (in thousands)	$(4,809)	$(5,865)	$(15,220)	$(18,978)
Basic and diluted weighted average shares outstanding	30,981,178	31,180,373	30,979,277	31,313,567
Basic and diluted net loss per share	$(0.16)	$(0.19)	$(0.49)	$(0.61)

The Company had the following weighted-average common share equivalents as of September 30, 2019 and 2018, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested restricted shares	13,202	12,625	13,202	12,625
OP units	90	90	90	90
Class B units	159,159	159,159	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	172,451	171,874	172,451	171,874

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives, or resume paying distributions; and

•	As of September 30, 2019, we owned only eight properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
We were formed to invest our assets in properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. As of September 30, 2019, we owned eight properties consisting of 1,162,881 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On October 24, 2019, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) equal to $20.26 as of June 30, 2019, which was published on October 25, 2019. This was the third annual update of Estimated Per-Share NAV we have published. Previously, on October 23, 2018, our board of directors approved an Estimated Per-Share NAV equal to $20.26 as of June 30, 2018, which was published on October 25, 2018. Until we list shares of our common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually at the discretion of our board of directors.
We engage Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to provide valuation services with respect to assets and liabilities for our Estimated Per-Share NAV on an annual basis, which primarily consist of our real estate assets and mortgage debt, including providing a report containing an estimated range of market values of our assets and liabilities. Duff & Phelps has extensive experience estimating the fair value of commercial real estate and performed a full valuation of our real estate assets utilizing approaches that are commonly used in the commercial real estate industry which include an income capitalization and a sales comparison approach. Please see our Current Report on Form 8-K dated October 25, 2019 for additional information regarding the calculation of our Estimated Per-Share NAV.
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
Properties
The following table presents certain information about the investment properties we owned as of September 30, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	6.6
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	18
9 Times Square	Nov. 2014	1	167,390	88.2%	7.7
123 William Street	Mar. 2015	1	542,676	97.1%	6.5
1140 Avenue of the Americas	Jun. 2016	1	242,466	83.1%	4.5
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	5.7
196 Orchard Street	Jul. 2019	1	60,297	100.0%	13.2
		8	1,162,881	92.4%	6.9
_______________________________

(1)	Calculated on a weighted-average basis as of September 30, 2019, as applicable.

Results of Operations
As of September 30, 2019 and 2018, our overall portfolio occupancy was 92.4% and 90.3%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019:

	Q1 2019	Q2 2019	Q3 2019 (7)
Leasing activity:
New leases: (1)
New leases commenced	4	5	6
Total square feet leased	28,612	35,121	85,061
Annualized straight-line rent per square foot (2)	$57.79	$70.27	$117.87
Weighted-average lease term (years) (3)	8.3	8	12.0

Replacement leases: (4)
Replacement leases commenced	3	4	3
Square feet	22,962	26,621	24,764
Annualized straight-line rent per square foot (2)	$47.72	$49.31	$76.32
Weighted-average lease term (years) (3)	7.0	6.5	7.7

Terminated leases: (5)
Number of leases terminated	2	4	4
Square feet	5,581	21,747	29,958
Annualized straight-line rent per square foot (2)	$282.10	$60.85	$69.89

Tenant improvements on replacement leases per square foot (6)	$21.61	$30.36	$33.11
Leasing commissions on replacement leases per square foot (6)	$19.35	$24.55	$23.53
_____________________________

(1)	Includes new and replacement leases commenced during the quarter.

(2)	Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.

(3)	The weighted-average remaining lease term (years) is based on annualized straight-line rent.

(4)	Represents leases commenced for spaces that had been previously leased in the prior twelve months.

(5)	Calculated as of the date of termination.

(6)
Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease has commenced, which may be different than the period in which these amounts were actually paid.

(7)	Includes new leases assumed in connection with the acquisition of 196 Orchard Street property completed in July 2019.
Comparison of Three Months Ended September 30, 2019 and 2018
As of September 30, 2019, we owned eight properties, comprising six properties acquired prior to January 1, 2018, our 8713 Fifth Avenue property acquired in October 2018 and the July 2019 acquisition of a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY (“196 Orchard Street”). Our results of operations for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily reflect changes due to leasing activity and the impact of our acquisition of 8713 Fifth Avenue and 196 Orchard Street properties.
Revenue from Tenants
Revenue from tenants increased $2.9 million to $18.6 million for the three months ended September 30, 2019, from $15.7 million for the three months ended September 30, 2018, of which $0.3 million was due to the acquisition of our 8713 Fifth Avenue property in October 2018, $1.4 million was due to the acquisition of our 196 Orchard Street property in July 2019 and $1.0 million was due to changes in leasing activity.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.5 million to $2.0 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018. This is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers effective on April 1, 2019. See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses

Property operating expenses increased $0.7 million to $8.0 million for the three months ended September 30, 2019 from $7.3 million for the three months ended September 30, 2018. This increase was primarily due to the acquisition of our 8713 Fifth Avenue property in October 2018, the acquisition of our 196 Orchard Street property in July 2019, new lease commencements and the increased costs of maintaining our properties, as well as higher non-reimbursable costs including real estate taxes, utilities, and repairs and maintenance.
General and Administrative Expenses
General and administrative expenses decreased $1.1 million to $1.2 million for the three months ended September 30, 2019 from $2.3 million for the three months ended September 30, 2018, primarily due to lower legal and proxy fees and lower professional fees and other reimbursements to our Advisor which include administrative services, overhead expenses for employees of the Advisor and other reimbursements. For the three months ended September 30, 2019, professional fees and other reimbursements incurred from our Advisor decreased $0.5 million to $0.6 million, as compared to $1.1 million for the three months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense increased $0.7 million to $7.8 million for the three months ended September 30, 2019 from $7.1 million for the three months ended September 30, 2018 primarily due to a higher depreciable asset base as a result of 8713 Fifth Avenue acquisition completed in October 2018 and 196 Orchard Street acquisition completed in July 2019.
Interest Expense
Interest expense increased $1.2 million to $4.7 million for the three months ended September 30, 2019, compared to $3.5 million for the three months ended September 30, 2018. The increase was primarily due to a $55.0 million loan entered into in April 2019 secured by our previously unencumbered 9 Times Square property, $10.0 million loan entered into in October 2018 in connection with 8713 Fifth Avenue acquisition and a $51.0 million loan entered into in July 2019 in connection with the acquisition of our 196 Orchard Street property. (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the three months ended September 30, 2019, our weighted average outstanding debt balance was $395.0 million and had a weighted-average effective interest rate of 4.35%. During the three months ended September 30, 2018, the weighted average outstanding balance of our debt was $289.0 million and had a weighted-average effective interest rate of 4.51%.
Comparison of Nine Months Ended September 30, 2019 and 2018
As of September 30, 2019, we owned eight properties, comprising six properties acquired prior to January 1, 2018, our 8713 Fifth Avenue property acquired in October 2018 and our 196 Orchard Street property acquired in July 2019. Our results of operations for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily reflect changes due to leasing activity and the impact of our acquisitions of our 8713 Fifth Avenue and 196 Orchard Street properties.
Revenue from Tenants
Revenue from tenants increased $6.0 million to $52.2 million for the nine months ended September 30, 2019, from $46.2 million for the nine months ended September 30, 2018, primarily due to an increase in occupancy as a result of leasing activity in the amount of $3.8 million, acquisitions of our 8713 Fifth Avenue property in October 2018 in the amount of $1.0 million and $1.4 million due to acquisition of our 196 Orchard Street property in July 2019.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.8 million to $5.4 million for the nine months ended September 30, 2019 from $4.6 million for the nine months ended September 30, 2018.This is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers beginning on April 1, 2019. See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $1.9 million to $22.7 million for the nine months ended September 30, 2019 from $20.8 million for the nine months ended September 30, 2018. This increase was primarily due to the acquisition of our 8713 Fifth Avenue property in October 2018, acquisition of our 196 Orchard Street property in July 2019, new lease commencements and the increased costs of maintaining our properties, as well as higher non-reimbursable costs including real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expenses
We incurred $18,000 and $1,000 of acquisition and transaction related expenses for the nine months ended September 30, 2019 and 2018, respectively.

General and Administrative Expenses
General and administrative expenses decreased $2.8 million to $5.0 million for the nine months ended September 30, 2019 compared to $7.8 million for the nine months ended September 30, 2018, primarily due to lower legal and proxy fees and lower professional fees and other reimbursements incurred from our Advisor, which include administrative services, overhead expenses for employees of the Advisor and other reimbursements. For the nine months ended September 30, 2019, professional fees and other reimbursements incurred from our Advisor decreased $1.0 million to $2.4 million, compared to $3.4 million for the nine months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense increased $0.4 million to $22.8 million for the nine months ended September 30, 2019, compared to $22.4 million for the nine months ended September 30, 2018 primarily due to a higher depreciable asset base as a result of 8713 Fifth Avenue acquisition completed in October 2018 and 196 Orchard Street acquisition completed in July 2019.
Interest Expense
Interest expense increased $2.6 million to $12.3 million for the nine months ended September 30, 2019, from $9.7 million for the nine months ended September 30, 2018. The increase was primarily due to the loans we entered into in April 2018, October 2018, April 2019 and July 2019 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the nine months ended September 30, 2019, our weighted average outstanding debt balance was $344.7 million and had a weighted-average effective interest rate of 4.35%. During the nine months ended September 30, 2018, our weighted average outstanding debt balance was $270.3 million with a weighted-average effective interest rate of 4.51%.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the number of assets we own, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities was $0.5 million during the nine months ended September 30, 2019 and consisted primarily of a net loss of $15.2 million, adjusted for non-cash items of $22.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $0.2 million. These decreases were partially offset by an increase in straight-line rent receivable of $4.1 million, a decrease in deferred revenue of $0.5 million and a decrease related to accounts payable and accrued expenses associated with operating activities of $3.1 million.
Net cash used in operating activities was $4.2 million during the nine months ended September 30, 2018 and consisted of a net loss of $19.0 million, adjusted for non-cash items of $21.5 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and equity-based compensation. Net cash used in operating activities also included a $3.2 million increase in the straight-line rent receivable, a $1.1 million decrease related to accounts payable and accrued expenses associated with operating activities and an increase in prepaid expenses and other assets of $2.7 million, partially offset and a net cash inflow of $0.2 million for an increase in deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $43.8 million during the nine months ended September 30, 2019 related to the net cash paid for the acquisition of our 196 Orchard Street property of $38.3 million with a deposit and the funding of capital expenditures relating to tenant improvements at 9 Times Square and 123 William Street of $5.6 million.
Net cash used in investing activities of $6.1 million during the nine months ended September 30, 2018 related to payments of capital expenditures relating to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash provided by financing activities was $51.1 million during the nine months ended September 30, 2019 related to proceeds from mortgage notes payable of $55.0 million, partially offset by payments of financing costs of $3.9 million.
Net cash provided by financing activities of $32.9 million during the nine months ended September 30, 2018 primarily related to the proceeds from mortgage notes payable of $50.0 million, partially offset by distributions to stockholders of $7.5 million, payments of financing costs of $2.3 million and repurchases of common stock of $7.3 million.

Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $53.8 million as compared to $93.3 million as of June 30, 2019. The decrease in our cash and cash equivalents balance was primarily driven by the $37.8 million of cash on hand used to fund our acquisition of 196 Orchard Street property in July 2019. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to the eight properties we already own. Our board of directors will continue to evaluate our performance and assess our distribution policy, however there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
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
Mortgage Loans
We have used mortgage financing to acquire properties and have taken mortgage loans on previously unencumbered properties resulting in a total of seven mortgage loans as of September 30, 2019. We expect to continue to use debt financing as a source of capital.
On July 17, 2019, we, through the OP, entered into a loan agreement with Nationwide Life Insurance Company for a $51.0 million loan in connection with the acquisition of our 196 Orchard Street property. The aggregate contract purchase price of 196 Orchard Street was $88.8 million, excluding acquisition related costs. We funded $51.0 million of the purchase price with proceeds from the loan with Nationwide Life Insurance Company described above and funded the remaining $37.8 million of the contract purchase price from cash on hand, primarily representing proceeds from the loan we incurred in April 2019 secured by our 9 Times Square property. The loan bears interest at a fixed rate of 3.85% and a maturity date of August 1, 2029. The loan requires monthly interest-only payments, with the principal balance due on the maturity date, and is secured by, among other things, a first mortgage on the Property. We have guaranteed, (i) at all times, certain enumerated recourse liabilities of the borrower under the agreement, and (iii) from and after certain events of defaults and other breaches under the agreement and other loan documents (including bankruptcies or similar events), payment of all amounts due to the lender in respect of the loan.
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
On April 13, 2018, we, through the OP, entered into the loan with Société Générale. The loan agreement provides for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028. The loan requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by, among other things, mortgage liens on two of our previously unencumbered properties. At the closing of the loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, and approximately $47.1 million in net proceeds remained available to us. Of these net proceeds, we used: (i) approximately $8.0 million to fund share repurchases pursuant to the June Offer and the SRP; (ii) approximately $8.0 million to fund capital expenditures at our 9 Times Square property; (iii) approximately $6.0 million for acquisitions; and (iv) approximately $5.0 million for other general corporate purposes in 2018. For additional information, see Note 4 — Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
We planned to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $363.1 and $453.9 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2019 (published on October 25, 2019). As of September 30, 2019, our gross aggregate borrowings were $405.0 million with a weighted-average effective interest rate of 4.35% and our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. We do not currently anticipate incurring additional indebtedness secured by our existing properties. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
We have no future scheduled principal payments on our mortgage notes payable for the remainder of 2019 or for the year ended December 31, 2020.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in an occupancy level of 92.4% across our portfolio as of September 30, 2019, as compared to 90.3% as of September 30, 2018. Specifically, the occupancy level at 9 Times Square has increased to 88.2% as compared to 74.6% as of September 30, 2018. However, occupancy as of September 30, 2019 represented a decline from 94.7% across our portfolio and 92.3% at 9 Times Square as of June 30, 2019, due to the termination of certain leases during the third quarter of 2019 (see —Results of Operations for additional information on leasing activity). We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants related to leases that had expired or were otherwise terminated. In furtherance of this goal, we have entered into non-binding letters of intent (“LOIs”) with certain potential tenants and LOIs are currently under negotiation with additional potential tenants at our 9 Times Square, 1140 Avenue of the Americas and 123 William Street properties. There can be no assurance these LOIs or negotiations will result in executed leases or that these executed leases will result in increased occupancy across our portfolio or at any particular property. See—Results of Operations for additional information on leasing activity.
We believe the repositioning strategy undertaken on the ground floor retail space at 9 Times Square has made the Seventh Avenue retail frontage more attractive to potential tenants, while the new lobby and the pre-built office suites have helped us achieve the lease-up of the office floors throughout the building and drive increased property value. We believe that certain market tenant incentives, including free rent periods and tenant improvements, will drive occupancy rates higher and have extended the average duration of our leases upon commencement of executed leases where the tenant has yet to take possession as of September 30, 2019. While we do not receive cash during initial free rent periods, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
We continue to evaluate our strategic alternatives for our 421 W. 54th Street property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. Subsequent to September 30, 2019, we received non-binding proposals from three potential buyers for this property contemplating an average contract price of $6.3 million, and these proposals are currently under negotiations. There can be no assurance we will complete the disposition on the contemplated terms, or at all.
Capital Expenditures
For the nine months ended September 30, 2019, we have funded $5.6 million of capital expenditures primarily related to improvements at our 123 William Street and 9 Times Square properties. The capital expenditures for the nine months ended September 30, 2018 of $6.1 million were primarily related to 9 Times Square, 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. We funded these expenditures, and expect to fund future capital expenditures, with available cash on hand comprising proceeds from financings.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net loss (in accordance with GAAP)	$(4,809)	$(5,865)	$(15,220)	$(18,978)
Depreciation and amortization	7,804	7,128	22,771	22,421
FFO (As defined by NAREIT)	2,995	1,263	7,551	3,443
Acquisition and transaction related	—	—	18	1
Accretion of below- and amortization of above-market lease liabilities and assets, net	(566)	(484)	(1,459)	(1,557)
Straight-line rent (revenues as lessor)	(1,267)	(1,249)	(4,207)	(3,304)
Straight-line ground rent (expenses as lessee)	28	28	82	82
MFFO	$1,190	$(442)	$1,985	$(1,335)
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net loss (in accordance with GAAP)	$(4,809)	$(5,865)	$(15,220)	$(18,978)
Other income	(221)	(111)	(686)	(239)
General and administrative	1,200	2,261	4,993	7,805
Asset and property management fees to related parties	1,962	1,532	5,382	4,633
Acquisition and transaction related	—	—	18	1
Depreciation and amortization	7,804	7,128	22,771	22,421
Interest expense	4,681	3,501	12,310	9,684
Accretion of below- and amortization of above-market lease liabilities and assets, net	(566)	(484)	(1,459)	(1,557)
Straight-line rent (revenue as a lessor)	(1,267)	(1,249)	(4,207)	(3,304)
Straight-line ground rent (expense as lessee)	28	28	82	82
Cash NOI	$8,812	$6,741	$23,984	$20,548

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
During the three months ended March 31, 2018, distributions paid to common stockholders totaled $11.7 million, prior to suspending distributions. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan. During the three months ended March 31, 2018 when we were paying distributions, we funded distributions from cash proceeds received from cash on hand, representing proceeds from secured mortgages financing. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income for acquired properties and our operating expense levels. Our net cash used in operating activities was approximately $0.5 million for the nine months ended September 30, 2019. There is no assurance that rents from the properties we own will increase, or that future acquisitions will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
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
The following table reflects the number of shares repurchased cumulatively through September 30, 2019:

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Nine months ended September 30, 2019	—	—
Cumulative repurchases as of September 30, 2019	1,259,734	22.03
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

Contractual Obligations
We entered into a loan in April 2019 secured by our 9 Times Square property and in July 2019 in connection with the acquisition of the 196 Orchard Street property (see Note 4 — Mortgage Notes Payable, Net for details). Other than the aforementioned, there were no material changes in our contractual obligations as of September 30, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
On June 5, 2019, we awarded 1,481 restricted shares to each of our independent directors under our employee and director incentive restricted share plan. These awards were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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

NEW YORK CITY REIT, INC.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Christopher J. Masterson
Christopher J. Masterson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 12, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (2)	Articles of Amendment for American Realty Capital New York City REIT, Inc., dated March 13, 2019.
3.3 (1)	Amended and Restated Bylaws of American Realty Capital New York City REIT, Inc.
10.8 (3)	Loan Agreement dated as of July 17, 2019 between ARG NYC196ORCHARD, LLC, as Borrower, and Nationwide Life Insurance Company, as Lender.
10.9 (3)	Carveout Guaranty dated as of July 17, 2019, by New York City Operating Partnership, L.P., as Guarantor, to and for the benefit of Nationwide Life Insurance Company.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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