Form 10-K
period 2019-12-31
New York City REIT, Inc.
filed 2020-03-19
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55393
New York City REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Fifth Ave., 30th Floor, New York, NY                 10019
______________________________________________________________________________________ _________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock.
As of March 11, 2020, the registrant had 30,994,891 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2019

i

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2019

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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;

•	Effective March 1, 2018, we ceased paying distributions. There can be no assurance we will be able to resume paying distributions at our previous level or at all;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;

•	We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes (“REIT”);

•	A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of the novel coronavirus, could adversely affect us;

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions; and

•	As of December 31, 2019, we owned only eight properties and therefore have limited diversification.
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
In March 2019, we changed our name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
We were formed to invest our assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types, exclusively in New York City. As of December 31, 2019, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On October 23, 2018, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) equal to $20.26 based on an estimated fair value of our assets less an estimated fair value of our liabilities, divided by 31,346,179 shares of common stock outstanding on a fully diluted basis as of June 30, 2018 (the “2018 Estimated Per-Share NAV”). On October 24, 2019, our board of directors approved an Estimated Per-Share NAV equal to $20.26 as of June 30, 2019 (the “2019 Estimated Per-Share NAV”), which was published on October 25, 2019. Until we list shares of our common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
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

Investment Objectives:
We are focused on helping our stockholders take advantage of the New York City real estate market. Our investment goals are as follows:

•	New York City Focus - Acquire high-quality commercial real estate located in the five boroughs of New York City, and, in particular, Manhattan;

•	Cash Flow Generating Properties - Invest primarily in properties with 80% or greater occupancy at the time of purchase;

•	Potential for Appreciation - Purchase properties valued using current market rents with potential for appreciation and endeavor to acquire properties below replacement cost;

•	Low Leverage - Limit our borrowings to 40% - 50% of the aggregate fair market value of our assets;

•	Diversified Tenant Mix - Lease to a diversified group of tenants with a bias toward lease terms of five years or greater;

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
Investing in Real Property
We have invested and expect to invest a majority of our assets in office properties located in New York City. We have also invested in real estate assets that accompany office space, including retail spaces and amenities, and may also invest in hospitality assets, residential assets and other property types exclusively in New York City.
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
As of December 31, 2019 and 2018 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Real Estate-Related Loans and Debt Securities
Although not our primary focus, we may, from time to time, make investments in real estate-related loans and debt securities. These types of assets are not expected to exceed 10.0% of our assets, or represent a substantial portion of our assets at any one time. The other real estate-related debt investments in which we may invest include: mortgages; mezzanine; bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; and credit default swaps. Our criteria for investing in loans are substantially the same as those involved in our investment in properties; however, we will also evaluate such investments based on the current income opportunities presented.
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
We intend to limit our aggregate borrowings to 40% – 50% of the aggregate fair market value of our assets. At the date of acquisition of each asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
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
Tax Status
 We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Competition
The New York City real estate market is highly competitive. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenant needs and the manner in which the property is operated and marketed. In addition, the number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties and to acquire and to locate tenants and purchasers for our properties, to the extent we seek to sell any of our assets. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, private investment funds, institutional investors, lenders, governmental bodies and other entities. We also may compete with other entities advised or sponsored by affiliates of AR Global for properties or tenants. In addition, these same entities seek financing through similar channels. We compete for financing in a market where funds for real estate financing may decrease.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2019 and do not expect that we will be required to make any such material capital expenditures during 2020.
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
All of the real estate assets we own are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geographic area. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry in that area and could significantly adversely affect the value of our properties. A downturn in New York City’s economy for any reason such as employee layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes (or limits on tax deductibility), costs of complying with governmental regulations or increased regulation, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market.
We face competition for tenants and acquisitions.
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenant needs and the manner in which the property is operated. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including other REITs, sovereigns, specialty finance companies, family offices, banks, mortgage bankers, insurance companies, mutual funds, private investment funds, institutional investors and lenders. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us and also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, the number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
Our common stock is not traded on a national securities exchange, and the SRP, which is currently suspended, provides for repurchases only in the event of death or disability of a stockholder. The SRP may be suspended or amended at any time and stockholders may have to hold their shares for an indefinite period of time. Our stockholders who sell their shares to us under the SRP may receive less than the price they paid for the shares.
There is no active trading market for our shares. The SRP is currently suspended until the date that we announce that we will resume paying regular cash distributions to our stockholders. There can be no assurance we will resume share repurchases pursuant to the SRP, or at all. Further, the SRP includes numerous restrictions that limit a stockholder’s ability to sell shares to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to the SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the distribution reinvestment plan (“DRIP”) and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year, subject to the authority of our board of directors to identify another source of funds for repurchases under the SRP. Because we have suspended paying distributions, we are not receiving any proceeds from the DRIP. Our board of directors may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate the SRP (if the SRP is reactivated) upon notice in its sole discretion. Therefore, requests for repurchase under the SRP may not be accepted. Any repurchases under the SRP are based on Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.

We are not currently paying distributions and there can be no assurance we will be able to resume paying distributions at our previous level or at all.
We do not currently pay distributions to our stockholders. There can be no assurance we will be able to resume paying cash distributions at our previous level or at all. Our ability to pay future cash distributions will depend on our actual and future cash flows and may be dependent on our ability to increase the operating cash flow we generate from investments or otherwise obtain additional liquidity, which may not be available on favorable terms, or at all. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time.
We did not generate operating cash flows sufficient to fund the distributions we had previously paid to our stockholders. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
We funded all distributions we paid from inception until distributions were suspended from, among other sources, borrowings, asset sales or the sale of securities. Funding distributions from borrowings restricts the amount we can borrow for any property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our common stock or other equity securities to fund distributions rather than invest in assets will likewise reduce the amount available to invest.
We also may not have sufficient cash from operations to pay a distribution required to qualify for or maintain our REIT status.
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
We compete with many other entities engaged in real estate investment activities particularly for properties located in New York City. The competition may significantly increase the price we pay and reduce the returns that we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. In addition:

•	we have limited sources of capital available to us to fund acquisitions;

•
our board of directors suspended our distributions to stockholders in part to generate liquidity needed to pursue acquisitions, but the ongoing suspension of distributions, or, the perception that future suspensions may occur if we resume paying distributions, could make raising capital by selling shares of our common stock more difficult, and there can be no assurance we will be able to generate sufficient cash from operations, or obtain the necessary debt or equity financing on favorable terms, or at all, in order to fund acquisitions;

•	we may acquire properties that are not accretive and not successfully managed and leased to meet our expectations;

•	we may need to fund improvements or renovations to acquired properties;

•	agreements to acquire properties are typically subject to customary conditions to closing, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring a property or pursuing an acquisition may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher vacancies and lower-than expected rental rates; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. To the extent that our Advisor and the real estate professionals employed by affiliates of our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders in the future and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could negatively impact our cash flow from operations.
Moreover, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable to meet our investment objectives.

We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of the advisory agreement expires on July 1, 2030, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 180 days in advance of the expiration of the term. If we terminate the agreement in connection with a change in control, we would be required to pay a termination fee that could be up to $15,000,000 plus four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights contained in the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
Part of our strategy for building our portfolio involves acquiring assets opportunistically. This strategy involves a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives, we have acquired and may continue to acquire assets that have less than 80% occupancy at the time of acquisition, but which we believe we can reposition, redevelop or remarket to enhance value.
As a result of our investment in these types of opportunistic assets, we face increased risks relating to changes in the New York City economy and increased competition for tenants at similar properties in this market, as well as increased risks that the economic trends and demand for office and retail space and other real estate in this market or sub-market will not persist and the value of our properties will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties. In addition, leasing our vacant space will likely result in our incurring expenses for tenant improvements and leasing commissions, which would adversely impact the amount of cash we have available for other purposes, such as acquisitions.
Two of our individual real estate investments represent a material percentage of our assets.
As of December 31, 2019, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 68% of the total rentable square footage in our portfolio and 63% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our shares.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2019, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	6.9%
Knotel	6.3%
Planned Parenthood	5.3%
The failure of any of these tenants to pay rent could have a material adverse effect on our results of operations, our financial condition and the value of the applicable property. In addition, the values of our properties may be impacted in part by the credit quality of the underlying tenants, and an adverse change in the financial condition or a decline in the credit rating of any of these material tenants may result in a decline in the value of the specific properties.
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
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our executive chairman, chief executive officer, president and secretary, and Christopher J. Masterson, our chief financial officer and treasurer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of key personnel capable of establishing or maintaining appropriate strategic relationships, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of our assets and shares of our common stock may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corporation (“RCAP”), which prior to its bankruptcy filing was under common control with our Advisor, filed suit against AR Global, our Advisor, advisors of other entities sponsored by affiliates of AR Global, and AR Global’s principals (including Mr. Weil).  The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services our Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. On April 4, 2019, the court granted defendants’ motion for leave to amend and denied defendants’ motion for partial summary judgment. Our Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, including the litigation described above, could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of the novel coronavirus, could adversely affect us.
If a pandemic or other public health crisis affects the New York MSA market, the businesses of our tenants could be adversely affected. The business and operating results of our tenants may be negatively impacted to the extent the pandemic or other outbreak occurs within their workforce or otherwise disrupts their management and other personnel, including their ability to operate their businesses. Additionally, in the event of a large-scale quarantine in the New York MSA as a result of the pandemic or other outbreak, our retail properties may close for an extended period of time.
The potential impact of any pandemic, epidemic or outbreak of a contagious disease is difficult to predict. The extent to which the ongoing global coronavirus pandemic, including the outbreaks that have occurred in the New York MSA and actions taken to contain them, impacts our operations and those of our tenants, will depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material. Any of these developments, and other effects of the ongoing global pandemic of the novel coronavirus or any other pandemic, epidemic or outbreak of a contagious disease, could adversely affect us.
We may change our targeted investments without stockholder consent.
We have invested and intend to invest in a portfolio of primarily office properties and other property types, such as retail, located in the five boroughs of New York City, specifically Manhattan. However, our board or directors may change our investment policies in its sole discretion. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by, among other things, increasing our exposure to interest rate risk, default risk and real estate market fluctuations.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our and our stockholders’ recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements consistent with Maryland law and our charter with our directors and officers, certain former directors and officers, our Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement.

The purchase price per share for shares issued under the DRIP and the repurchase price of our shares under the SRP is based on our Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
On October 25, 2019, we published the 2019 Estimated Per-Share NAV equal to $20.26 as of June 30, 2019. In order to establish the 2019 Estimated Per-Share NAV, our Advisor engaged an independent valuer to perform appraisals of our real estate assets in accordance with the valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimated the market value of our principal real estate and real estate-related assets, and our Advisor made a recommendation as to the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviewed the valuations and range of value performed by the independent valuer for consistency with the valuation guidelines and the reasonableness of the independent valuer’s conclusions. Our board of directors oversaw and reviewed our Advisor’s Estimated Per-Share NAV calculation and, following consideration, in its discretion and as appropriate, of other factors, made the formal determination as to the 2019 Estimated Per-Share NAV. Our board of directors is ultimately and solely responsible for the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our independent directors, neither our Advisor nor our board of directors independently verified or will independently verify for any future valuation or appraised value of our properties. Moreover, these valuations do not necessarily represent the price at which we would be able to sell any asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable value of shares of our common stock.
The price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP are based on Estimated Per-Share NAV and may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon our liquidation or the price that a third party would pay to acquire us.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per-share net asset value at any given time.
Valuations of Estimated Per-Share NAV are made at least once annually. In connection with any valuation, our board’s estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which will be appraised in connection with the annual valuation.
Because the process of calculating Estimated Per-Share NAV is conducted annually, this process may not account for material events that occur after the Estimated Per-Share NAV has been calculated for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, distributions in excess of our cash flows provided by operations, could decrease our Estimated Per-Share NAV. As a result, the Estimated Per-Share NAV may not reflect the value of the shares at any given time, and our Estimated Per-Share NAV may differ significantly from our actual per-share net asset value at any given time.
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

As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor, and other parties that provide us with services essential to our operations are protected against cyber risks and security breaches, and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

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
We may in the future acquire or originate first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

•	risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;

•	difficulty in redeploying the proceeds from repayments of our existing loans and investments;

•	the illiquidity of certain of these investments;

•	lack of control over certain of our loans and investments;

•	the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses;

•	additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange;

•	use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;

•	risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and

•	the need to structure and select our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of these individuals are also executive officers or key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. We do not have any agreements with any of these entities that govern the allocation of investment opportunities. Thus, the executive officers and real estate professionals at our Advisor could direct attractive investment opportunities to other entities advised by affiliates of AR Global.
We and other entities advised by affiliates of AR Global also rely on these executive officers and other key real estate professionals to supervise the property management and leasing of properties. These individuals, as well as AR Global, as an entity, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Property Manager is an affiliate of our Advisor and therefore we face conflicts of interest in determining whether to assign certain operating assets to our Property Manager or an unaffiliated property manager.
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
Our executive officers are also officers of our Advisor, our Property Manager and other affiliates of AR Global. Our executive officers and our directors also serve in similar capacities at other entities advised by affiliates of AR Global. As a result, these individuals owe duties to these other entities which may conflict with the duties that they owe to us.

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
Under our advisory agreement, our Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation. In addition, the variable base management fee payable to our Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. The limited partnership agreement of the OP requires our OP to pay a performance-based distribution to New York City Special Limited Partnership, LLC (the “Special Limited Partner”), an affiliate of our Advisor, in connection with a listing or other liquidity event, such as the sale of our assets, or if we terminate the advisory agreement, even for cause as permitted by the advisory agreement. The Special Limited Partner is also entitled under the limited partnership agreement of the OP to participate in net sales proceeds. See Note 9 — Related Party Transactions and Arrangements — Fees and Participations Paid in Connection with Liquidation or Listing to our consolidated financial statements included in this Annual Report on Form 10-K. These arrangements, coupled with the fact that our Advisor does not maintain a significant equity interest in us, may result in our Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

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
We may issue additional equity securities in the future.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 11, 2020, we had 30,994,891 shares of common stock and had not issued any shares of preferred stock. Our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock, or any incurrence of additional indebtedness, could affect our ability to pay distributions on our common stock. The issuance of shares of preferred stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock. These issuances could also adversely affect Estimated Per-Share NAV. In addition, terms of any preferred stock we may issue may discourage a third party from acquiring us in a manner that might result in a premium price to stockholders.
We may issue shares in public or private offerings in the future, including shares of our common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder and pursuant to the DRIP. We may also issue OP Units to sellers of properties we acquire. After holding the OP Units for a period of one year, a holder of OP Units has the option to redeem OP Units for shares of our common stock or cash. We also may issue securities that are convertible into shares of our common stock.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The issuance of additional equity securities could adversely affect stockholders.

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
We are generally responsible for any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. If we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases.
We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through our OP and accordingly, we rely on distributions from our OP and its subsidiaries to provide cash to pay our obligations or distributions to our stockholders if, or when, we begin to pay distributions again. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay distributions to our stockholders and meet our other obligations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.

General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.
Our operating results and value of our properties are subject to risks generally incident to the ownership of real estate, including:

•	changes in general, economic or local conditions, which can be impacted by many factors;

•	changes in supply of or demand for similar or competing properties in the relevant market area;

•	increases in operating expenses;

•	vacancies and inability to lease or sublease space;

•	changes in interest rates and availability of financing on favorable terms, or at all;

•	changes in tax, real estate, environmental and zoning laws; and

•	the possibility that one or more of our tenants will be unable to pay their rental obligations.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We generally obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to sell a property at the time or on the terms we desire.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements, and we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we desire could reduce our cash flow and reduce the value of our common stock. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions that have been contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of, or refinancing indebtedness secured by, properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon sale, disposition or refinancing. Lock-out provisions may also prohibit us from pre-paying the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by the properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders, such as precluding us from participating in major transactions that would result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for corporate purposes.

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
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
We may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the purchaser, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
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
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2027, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
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
Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
We own properties in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
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
Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their requirements for office space. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.
We are subject to risks that affect the general and New York City retail environments.
Certain of our properties located in New York City are leased to retail tenants which are 15.9% of the annualized straight-line rental income as of December 31, 2019. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, change in relative strengths of world currencies, the threat of terrorism, increasing competition from retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.
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
Our properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our financial resources, including cash available to pay distributions.

Risks Associated with Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2019, we had total outstanding indebtedness of approximately $395.0 million, net. In addition, we may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
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
In most recent instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge the underlying property as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
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

Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The global commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. The recent coronavirus pandemic has also adversely affected credit and capital market conditions resulting in extreme volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs, such as future acquisitions, more challenging or expensive. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Continued disruption in the debt markets, may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties and meet other capital requirements may be limited, and the return on our assets including the properties we do purchase may be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness. Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding the LIBOR.
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate and not fixed by swap, to the extent that we incur variable rate debt in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. In addition, increases in interest rates could make it more difficult for us to refinance our existing debt or require us to sell properties.
We may incur additional variable-rate indebtedness in the future that may use the London Inter-Bank Offered Rate (“LIBOR”), or similar rates as a benchmark for establishing the applicable interest rate. In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges.
The consequences of these developments cannot be entirely predicted and could include (if we use LIBOR as a benchmark for establishing an applicable interest rate in a future borrowing) an increase in the cost of such indebtedness. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.
Our loan agreements contain restrictive covenants that limit operating and financial flexibility.
Our mortgage loans generally contain covenants that limit our subsidiaries’ ability to further mortgage secured properties, incur additional debt, engage in property transfers, make distributions to the OP, and discontinue insurance coverage. In addition, loan documents may limit our subsidiaries’ ability to replace property managers or terminate certain leases. Future indebtedness we may incur may also impose restrictions on us that affect our distribution and operating policies or limit our ability to incur additional debt, further mortgage a property, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
Derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates.
We are using derivative financial instruments, including an interest rate swap, and may in the future use others, including options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings, but no such instrument or hedging strategy can protect us completely. There is no assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Gross Income Test or 95% Gross Income Test.
Interest-only and adjustable rate indebtedness may increase our risk of default.

As of December 31, 2019, all of our outstanding mortgage indebtedness was interest-only. We may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect, among other things, the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay any distribution that we are required to pay to maintain our qualification as a REIT.
Finally, if the mortgage loan has an adjustable interest rate that is not fixed by swap agreement, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce our available cash that may otherwise be needed to make capital improvements, pay for tenant improvements and leasing commissions, or otherwise be available for other corporate purposes will be required to pay principal and interest associated with these mortgage loans.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the value of our common stock.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we make with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. If we do, the taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. However, the taxable REIT subsidiary may be subject to limitations on the deductibility of its interest expense. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for U.S. federal income tax purposes, our OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions with respect to our common stock that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the value of our common stock.
The taxation of distributions can be complex; however, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.

However, a portion of the amounts that we pay to our stockholders may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders. Loss of REIT status may have adverse consequences on our total return to our stockholders and on the value of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our common stock.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our stock.
Subject to certain exceptions, amounts paid to non-U.S. shareholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”) generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension plan,” certain entities wholly owned by a qualified foreign pension plan and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our outstanding shares of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
421 W. 54th Street - Hit Factory (2)	Jun. 2014	1	12,327	—%	—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	6.4
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	17.7
9 Times Square (3)	Nov. 2014	1	167,390	90.1%	7.3
123 William Street	Mar. 2015	1	542,676	92.5%	6.5
1140 Avenue of the Americas	Jun. 2016	1	242,646	79.0%	4.6
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	5.4
196 Orchard Street	Jul. 2019	1	60,297	100.0%	12.9
		8	1,163,061	89.6%	6.8
_______________________________

(1)	Calculated on a weighted-average basis as of December 31, 2019, as applicable.

(2)
Subsequent to December 31, 2019, we entered into an agreement to sell this property. There can be no assurance we will complete the disposition on the contemplated terms, or at all. See Note 14 — Subsequent Events for additional information.

(3)	This property was formerly known as 570 Seventh Avenue.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2019. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2020	$59,793
2021	57,465
2022	53,679
2023	45,639
2024	41,162
2025	33,825
2026	31,247
2027	28,635
2028	26,140
2029	18,373
Thereafter	54,194
Total	$450,152

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent (1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2020	12	$2,859	4.6%	60,394	5.8%
2021	7	4,168	6.7%	67,791	6.5%
2022	11	7,111	11.4%	146,629	14.1%
2023	6	7,363	11.8%	73,856	7.1%
2024	7	6,135	9.8%	97,546	9.4%
2025	10	6,642	10.6%	121,261	11.6%
2026	3	1,028	1.6%	20,546	2.0%
2027	2	2,607	4.2%	46,124	4.4%
2028	7	5,917	9.5%	97,736	9.4%
2029	4	3,968	6.3%	70,704	6.8%
Total	69	$47,798	76.4%	802,587	77.0%
_____________________________

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration, excluding operating expense reimbursements and free rent.
Tenant Concentration
As of December 31, 2019 and 2018, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the properties located at 123 William Street, 9 Times Square, 1140 Avenue of the Americas and 196 Orchard Street represent greater than 10% of our total portfolio. The tenant concentrations of the properties located at 123 William Street, 9 Times Square, 1140 Avenue of the Americas and 196 Orchard Street are summarized below:
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2019:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	12.0%	Jul. 2031	11.6	1 - 5 year option	$3,340	14.7%
______________________________

(1)	Remaining lease term in years as of December 31, 2019.

(2)	Annualized rental income on a straight-line basis as of December 31, 2019, which includes tenant concessions such as free rent, as applicable.

9 Times Square
The following table lists the tenants at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2019:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 9 Times Square
						(In thousands)
Knotel	35,120	21.0%	Oct. 2028	8.8	1 - 5 year option	$1,979	18.9%
9TS Gifts LLC	7,479	4.5%	May 2034	14.4	None	$1,898	18.1%
________________________________

(1)	Remaining lease term in years as of December 31, 2019.

(2)	Annualized rental income on a straight-line basis as of December 31, 2019, which includes tenant concessions such as free rent, as applicable.
1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2019:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 1140 Avenue of the Americas
						(In thousands)
City National Bank	35,643	14.7%	Jun. 2023	3.5	2 - 5 year options	$4,304	25.7%
Waterfall Asset Management LLC	25,500	10.5%	Aug. 2022	2.7	1 - 5 year option	$2,019	12.1%
________________________________

(1)	Remaining lease term in years as of December 31, 2019.

(2)	Annualized rental income on a straight-line basis as of December 31, 2019, which includes tenant concessions such as free rent, as applicable.
196 Orchard Street
The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2019:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
						(In thousands)
CVS	9,956	16.5%	Sept. 2034	14.7	2 - 5 year options	2,161	33.4%
Equinox	30,033	49.8%	Nov. 2033	13.9	2 - 5 year options	2,670	41.3%
Marshalls	20,308	33.7%	Oct. 2028	8.8	3 - 5 year options	1,641	25.3%
Total	60,297	100.0%				6,472	100.0%

Property Financing
Our gross mortgage notes payable as of December 31, 2019 consisted of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2019	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)
123 William Street (1)	1	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	5.04%	Fixed		Nov. 2028
9 Times Square	1	55,000	3.72%	Fixed	(2)	Apr. 2024
196 Orchard Street	1	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	$405,000	4.35%
_____________________

(1)
As of December 31, 2019 and 2018, $2.5 million of the proceeds, which may only be released to us in accordance with the conditions under the loan, in connection with leasing activity tenant improvements, leasing commissions and free rent obligations related to this property, remained in escrow and are included in restricted cash on the consolidated balance sheet.

(2)
Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2019. (See Note 6 — Derivatives and Hedging Activities)

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
No established public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We offer shares pursuant to the DRIP, which is not currently active because we are not paying distributions, and repurchase shares pursuant to the SRP, which is currently suspended, at a price based on the Estimated Per-Share NAV as determined by our board of directors.
Consistent with our valuation guidelines, we engage Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to provide valuation services with respect to our assets and liabilities, which primarily consist of the real estate assets and mortgage debt, including providing a report containing an estimated range of market values of our assets and liabilities.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Board by Duff & Phelps (the “Duff & Phelps Report”) complies with the Institute of Portfolio Alternatives (formerly known as the Investment Program Association) Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.
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
On October 23, 2018, our board of directors approved the 2018 Estimated Per-Share NAV equal to $20.26 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 31,346,179 shares of common stock outstanding on a fully diluted basis as of June 30, 2018.
On October 24, 2019, the independent board of directors, who comprise a majority of our board of directors, unanimously approved the 2019 Estimated Per-Share NAV equal to $20.26 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 30,994,977 shares of common stock outstanding on a fully diluted basis as of June 30, 2019. The Estimated Per-Share NAV does not reflect events subsequent to June 30, 2019 that may have had a material impact on the Estimated Per-Share NAV.The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in our real estate and capital markets. We currently intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
Holders
As of March 11, 2020, we had 30,994,891 shares of common stock outstanding held by a total of 13,082 stockholders of record.

Distributions
We are required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying, a monthly distribution to $1.5125 per annum, per share of common stock, payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we paid on our common stock, effective March 1, 2018. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them.
A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2019 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2019. For the years ended December 31, 2018 and 2017, from a U.S. federal income tax perspective, 100% of distributions or $0.25 per share and $1.51 per share, respectively, represented a return of capital. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to maintain our status as a REIT under the Code.
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended to date, the “RSP”). The RSP provides us with the ability to grant awards of restricted shares to our board of directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. For additional information, including a summary of the material features of the RSP, see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	1,476,220	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	1,476,220
________________

(1)
The total number of shares granted as awards under the RSP shall not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time. The total number of shares that may be issued under or subject to awards under the RSP is 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 1.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2019, we had 31,154,136 shares of our common stock issued and outstanding on a fully diluted basis, and 23,780 shares of our common stock had been issued under or were subject to awards under the RSP.

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. Further, although our board of directors adopted the SRP to provide stockholders with interim liquidity by enabling them, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year, the SRP has been suspended, and there can be no assurance as to when or if it will be reactivated, and on what terms. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a semi-annual basis.
The following table reflects the number of shares repurchased cumulatively through December 31, 2019.

	Number of Shares Repurchased	Weighted-Average Price per Share

Cumulative repurchases as of December 31, 2018 (1)	1,259,734	22.03
Year ended December 31, 2019	—	$—
Cumulative repurchases as of December 31, 2019	1,259,734	22.03
_____________________________

(1)
Repurchases in 2018, consisted of: (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active including the active period commencing January 1, 2018 and ending February 6, 2018, the active period commencing April 26, 2018 and ending June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
Balance sheet data (In thousands)	2019	2018	2017	2014	2015
Total real estate investments, at cost	$862,608	$774,494	$753,793	$744,945	$550,369
Total assets	901,356	773,742	760,450	773,604	726,415
Mortgage notes payable, net	395,031	291,653	233,517	191,328	93,176
Total liabilities	480,807	330,062	278,966	233,413	130,276
Total stockholders’ equity	420,549	443,680	481,484	540,191	596,139

Operating data (In thousands, except share and per share data)	Year Ended December 31
	2019	2018	2017	2016	2015
Total revenues	$70,530	$62,399	$58,384	$47,607	$26,436
Total operating expenses	76,110	73,661	70,496	60,312	38,849
Operating loss	(5,580)	(11,262)	(12,112)	(12,705)	(12,413)
Total other (expenses) income	(16,310)	(12,850)	(10,961)	(7,060)	(3,372)
Net loss	$(21,890)	$(24,112)	$(23,073)	$(19,765)	$(15,785)
Other data:
Cash flows (used in) provided by operations	$(1,603)	$(7,080)	$2,282	$4,128	$(5,194)
Cash flows used in investing activities	(45,974)	(14,935)	(10,340)	(95,880)	(169,164)
Cash flows provided by (used in) financing activities	51,073	29,600	5,453	(41,127)	172,717
Per share data:
Basic and diluted net loss per common share	$(0.71)	$(0.77)	$(0.74)	$(0.64)	$(0.57)
Distributions declared per common share	$—	$0.25	$1.51	$1.51	$1.51
Basic and diluted weighted-average number of common shares outstanding	30,979,884	31,228,941	31,042,307	30,668,238	27,599,363

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
In March 2019, we changed our name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
We were formed to invest our assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types exclusively in New York City. As of December 31, 2019, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On October 23, 2018, our board of directors approved the 2018 Estimated Per-Share NAV equal to $20.26 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 31,346,179 shares of common stock outstanding on a fully diluted basis as of June 30, 2018. On October 24, 2019, our board of directors approved the 2019 Estimated Per-Share NAV equal to $20.26 as of June 30, 2019, which was published on October 25, 2019. Until we list shares of our common stock or another liquidity event occurs, we intend to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
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
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2019, these leases had an average remaining lease term of 6.8 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For comparative purposes, we have also elected to reflect prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
Included in revenue from tenants for the year ended December 31, 2019, we recorded $0.1 million of tenant reimbursement related to prior year.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2019 and 2018, approximately $0.1 million and $0.2 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss. We did not recognize any contingent rental income for the year ended December 31, 2017.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see Note 2 — Summary of Significant Accounting Polices — “Recently Issued Accounting Pronouncements” to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion), we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectibility periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. No bad debt expense was recorded for the years ended December 31, 2019, 2018 or 2017.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, we evaluate the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section below for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2019, 2018 or 2017. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2019 and 2018, we did not have any properties held for sale.
As more fully discussed in Note 2 — Summary of Significant Accounting Polices — “Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases” to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. We will evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2019, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under a land lease which was previously classified prior to adoption of lease accounting, and will continue to be classified, as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. The acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. There were no acquisitions during the year ended December 31, 2017.
For acquired properties with leases classified as operating leases, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and land values per square foot.
Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2019 and 2018.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met. The Company did not have any dispositions during the year ended December 31, 2019, 2018 or 2017.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. We did not recognize any impairment charges for the years ended December 31, 2019, 2018 or 2017.
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
The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.

Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — “Recently Issued Accounting Pronouncements” to our consolidated financial statements found in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2019 and 2018. Please see the “Results of Operations” section located on page 34 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of our results of operations for the years ended December 31, 2018 and 2017.
As of December 31, 2019 and 2018, our overall portfolio occupancy was 89.6% and 93.7%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2019:

	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Leasing activity:
New Leases:(1) (7)
New leases commenced	4	5	6	4
Total square feet leased	28,612	35,121	85,061	28,750
Annualized straight-line rent per square foot(2)	$57.79	$70.27	$117.87	$78.17
Weighted-average lease term (years)(3)	8.3	8.0	12.0	5.8

Replacement leases:(4)
Replacement leases commenced	3	4	3	3
Square feet	22,962	26,621	24,764	25,500
Annualized straight-line rent per square foot(2)	$47.72	$49.31	$76.32	$80.01
Weighted-average lease term (years)(3)	7.0	6.5	7.7	6.2

Terminated or Expired Leases:(5)
Number of leases terminated or expired	2	4	4	2
Square feet	5,581	21,747	29,958	38,066
Annualized straight-line rent per square foot(2)	$201.7	$60.85	$69.89	$56.93

Tenant improvements on replacement leases per square foot(6)	$—	$30.36	$33.11	$16.75
Leasing commissions on replacement leases per square foot(6)	$12.81	$24.55	$23.53	$22.65
______________________________
(1) Includes new and replacement (for which additional information is provided below) leases commenced during the quarter.
(2) Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries.
(3) The weighted-average remaining lease term (years) is based on annualized straight-line rent.
(4) Represents leases commenced for spaces that had been previously leased in the prior twelve months.
(5) Calculated as of the date of termination for terminated leases and expiration for those leases that have expired.
(6) Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease commenced, which may be different than the period in which these amounts are actually paid. Does not include tenant improvements and leasing commissions on new leases that are not replacement leases.
(7) Includes three new leases assumed in connection with the acquisition of 196 Orchard Street property completed in July 2019.
Comparison of Year Ended December 31, 2019 to 2018
As of December 31, 2019, we owned eight properties, comprising of six properties acquired prior to January 1, 2018, one property acquired in October 2018 (our “8713 Fifth Avenue”) and one property acquired in July 2019 (our “196 Orchard Street”). Our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily reflect changes due to leasing activity and the impact of our acquisition of 8713 Fifth Avenue and 196 Orchard Street.
Revenue from Tenants
Revenue from tenants increased $8.1 million to $70.5 million for the year ended December 31, 2019, compared to $62.4 million for the year ended December 31, 2018, of which $0.9 million was due to the acquisition of our 8713 Fifth Avenue property in October 2018, $3.1 million was due to the acquisition of our 196 Orchard Street property and $4.1 million was primarily due to leasing activity on 9 Times Square and 123 William Street properties.
Asset and Property Management Fees to Related Parties
We incurred $7.3 million and $6.2 million in fees for asset and property management services to our Advisor and Property Manager for the years ended December 31, 2019 and 2018, respectively. This increase is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers effective on April 1, 2019 (see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K for more information on fees incurred to our Advisor and Property Manager).
Property Operating Expenses
Property operating expenses increased $2.8 million to $31.2 million for the year ended December 31, 2019, compared to $28.4 million for the year ended December 31, 2018. This increase was primarily due to the acquisition of 8713 Fifth Avenue in October 2018, the acquisition of 196 Orchard Street in July 2019, new lease commencements and the increased costs of maintaining our properties, as well as higher non-reimbursable costs including real estate taxes, utilities, and repairs and maintenance.

General and Administrative Expenses
General and administrative expenses decreased $2.6 million to $6.4 million for the year ended December 31, 2019, compared to $9.0 million for the year ended December 31, 2018, primarily due to lower legal and proxy fees and lower professional fees and other reimbursements to our Advisor which include administrative services, personnel and overhead expenses for employees of the Advisor and other reimbursements.
Professional fees and other reimbursements incurred to our Advisor decreased $1.4 million to $3.2 million for the year ended December 31, 2019 compared to $4.6 million for the year ended December 31, 2018. This is primarily due to the fact that we entered into our amended and restated advisory agreement on November 16, 2018, pursuant to which our Advisor is entitled to receive reimbursements for administrative services, personnel and overhead expenses for employees of the Advisor, subject to certain limits, and these limits impacted the amount we reimbursed our Advisor. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense increased $1.5 million to $31.2 million for the year ended December 31, 2019, compared to $29.7 million for the year ended December 31, 2018, due to a higher depreciable asset base as a result of our acquisitions of 8713 Fifth Avenue and 196 Orchard Street acquisitions completed in October 2018 and July 2019, respectively.
Interest Expense
Interest expense increased $3.9 million to $17.2 million for the year ended December 31, 2019 compared to $13.3 million for the year ended December 31, 2018. The increase was primarily due to new debt incurred, which includes a $50.0 million loan entered into on April 13, 2018 (the “April 2018 Loan”), a $10.0 million loan entered into on October 17, 2018 (the “October 2018 Loan”), a $55.0 million loan entered into on April 26, 2019 (the “April 2019 Loan”) and a $51.0 million loan entered into on July 17, 2019 (the “July 2019 Loan”). See Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information. During the year ended December 31, 2019, our weighted-average outstanding debt balance was $359.9 million with a weighted-average effective interest rate of 4.35%. During the year ended December 31, 2018, our weighted average outstanding debt balance was $277.1 million with a weighted-average effective interest rate of 4.54%.
Income from Investment Securities and Interest
Income from investment securities and interest increased $0.4 million to $0.8 million for the year ended December 31, 2019, compared to $0.4 million for the year ended December 31, 2018. The income primarily relates to interest earned on our cash balances during the periods.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities during the year ended December 31, 2019 was $1.6 million which consisted of a net loss of $21.9 million, and, after adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $31.0 million, which resulted in cash inflows of $9.1 million. Net cash used in operating activities also included net cash outflow of $1.5 million for a decrease in rent payments received from tenants in advance of their due dates and a decrease in other liabilities of $2.1 million in accounts payable and accrued expenses. These operating cash outflows were partially offset by an increase in prepaid expenses and other assets of $7.0 million primarily related to unbilled rent receivables recorded in accordance with accounting for revenue from tenants on a straight-line basis, payment of real estate taxes and deferred leasing costs.
Net cash used in operating activities during the year ended December 31, 2018 was $7.1 million which consisted of a net loss of $24.1 million, and, after adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $28.5 million, resulted in cash inflows of $4.3 million. Net cash used in operating activities also included net cash inflows of $0.5 million for an increase in deferred rent related to payments received from tenants in advance of their due dates and other liabilities offset by other liabilities of $0.8 million for a decrease in accounts payable and accrued expenses associated with operating activities and an increase in prepaid expenses and other assets of $11.2 million primarily related to unbilled rent receivables recorded in accordance with accounting for revenue from tenants on a straight-line basis.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 of $46.0 million related to capital expenditures of $7.7 million primarily due to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas and $38.3 million due to acquisition of our 196 Orchard Street Property in July 2019.

Net cash used in investing activities during the year ended December 31, 2018 of $14.9 million related to capital expenditures of $9.0 million primarily due to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas and $5.9 million due to the acquisition of our 8713 Fifth Avenue Property in October 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities of $51.1 million during the year ended December 31, 2019 related to the proceeds from mortgage note payable of $55.0 million, partially offset by payments of $3.9 million relating to financing costs.
Net cash used in financing activities of $29.6 million during the year ended December 31, 2018 related to the proceeds from mortgage note payable of $50.0 million, partially offset by distributions to stockholders of $7.5 million, payments of $2.7 million relating to financing costs and repurchases of common stock of $10.3 million.
Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents of $51.2 million as compared to cash of $48.0 million as of December 31, 2018. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. We believe this suspension better positions us for future growth by enhancing our ability to fund potential future acquisitions as well as execute on the repositioning and leasing efforts related to our properties. Our board of directors will continue to evaluate our performance and assess our distribution policy, however there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations, acquisitions, potential future distributions to our stockholders and repurchases under the SRP. Distributions to our stockholders and repurchases under the SRP are currently suspended. The SRP has been suspended since September 25, 2018, and the suspension will remain in effect until the date that we announce that we will resume paying regular cash distributions to our stockholders. For additional information on the SRP, see Note 7 — Common Stock to our consolidated financial statements found in this Annual Report on Form 10-K.
We had historically used the net proceeds from our IPO to fund acquisitions and distributions, as well as for other corporate purposes. We expect to fund future acquisitions, if any, and operations through a combination of net cash, if any, provided by our current property operations, the operations of properties that may be acquired in the future and proceeds from financings, and we believe that we will have sufficient cash flow to meet our operating needs over the next year. Furthermore, we expect that cash retained by the suspension of distributions noted above will be available for use to fund some combination of our cash needs for our operations, capital expenditures related to tenant improvements, costs associated with new leases and lease renewals (including leasing commissions) and acquisitions. As mentioned above, additional sources of capital may also include proceeds from secured and unsecured financing from banks or other lenders. To the extent we are required to obtain additional financing we may not be able to do so on favorable terms or at all.
Mortgage Loans
We have used mortgage financing to acquire properties and mortgaged previously unencumbered properties resulting in a total of seven mortgage loans with an aggregate balance of $405.0 million as of December 31, 2019. We expect to continue to use debt financing as a source of capital.
On July 17, 2019, we, through a wholly owned subsidiary of the OP, entered into a loan agreement with Nationwide Life Insurance Company for a $51.0 million loan in connection with the acquisition of our 196 Orchard Street property. The aggregate contract purchase price of 196 Orchard Street was $88.8 million, excluding acquisition related costs. We funded $51.0 million of the purchase price at closing with proceeds from the loan with Nationwide Life Insurance Company described above and funded the remaining $37.8 million of the contract purchase price from cash on hand, primarily representing proceeds from the loan we incurred in April 2019 secured by our 9 Times Square property. The loan secured by 196 Orchard Street bears interest at a fixed rate of 3.85% and a maturity date of August 1, 2029. The loan requires monthly interest-only payments, with the principal balance due on the maturity date, and is secured by, among other things, a first mortgage on 196 Orchard Street. We have guaranteed, (i) at all times, certain enumerated recourse liabilities of the borrower under the agreement, and (iii) from and after certain events of defaults and other breaches under the agreement and other loan documents (including bankruptcies or similar events), payment of all amounts due to the lender in respect of the loan.
On April 26, 2019, we, through a wholly owned subsidiary of the OP, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate fixed at 3.6725% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on our previously unencumbered 9 Times Square property. We have used, and expect to continue to use, the proceeds, less closing costs and expenses, for general corporate purposes, including to make future acquisitions. We used a portion of these proceeds to fund $37.8 million of the purchase price for an asset acquisition we completed in July 2019, as described in more detail above. We have guaranteed certain enumerated recourse liabilities of the borrower entity under the agreement and the guaranty requires us to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million. For additional information, see Note 4 - Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
We planned to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $363.1 million and $453.9 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2019 (published on October 25, 2019). As of December 31, 2019, our aggregate borrowings were $405.0 million with a weighted-average effective interest rate of 4.35% and as of December 31, 2018, our aggregate borrowings were $299.0 million with a weighted-average interest rate of 4.54%. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. This property is also under a contract for sale, although there can be no assurance we will complete this disposition on its contemplated terms, or at all. We do not currently anticipate incurring additional indebtedness secured by our existing properties. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
We have no scheduled principal payments on our mortgage notes payable until April 2024.
Repositioning and Leasing Initiatives
Our repositioning and leasing initiatives have resulted in an occupancy level of 89.6% across our portfolio as of December 31, 2019, as compared to 93.7% as of December 31, 2018. This decrease in occupancy was primarily a result of lease expirations and early terminations at 123 William Street and 1140 Avenue of the Americas with occupancy of 92.5% and 79.0%, respectively, as of December 31, 2019 and 98.3% and 91.3%, respectively as of December 31, 2018. Meanwhile, our repositioning strategy undertaken on the group floor retail space at 9 Times Square resulted in an increase of occupancy level to 90.1% from 84.3% as of December 31, 2018. We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants for leases that had expired or otherwise have been terminated. In furtherance of this goal, we have executed leases that have not commenced yet as well as entered into non-binding letters of intent (“LOIs”) with certain potential tenants and LOIs are currently under negotiation with additional potential tenants at our 9 Times Square, 1140 Avenue of the Americas and 123 William Street properties. There can be no assurance these LOIs or negotiations will result in executed leases or that these executed leases will result in increased occupancy across our portfolio or at any particular property. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will drive occupancy rates higher and have extended the average duration of our leases upon commencement of executed leases. While we do not receive cash during initial free rent periods, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature. See — Results of Operations for additional information on leasing activity.
We continue to evaluate our strategic alternatives for 421 W. 54th Street - Hit Factory property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. Subsequent to December 31, 2019, we entered into a purchase and sale agreement to sell the property for a contract price of $7.1 million. There can be no assurance we will complete the disposition on the contemplated terms, or at all.

Capital Expenditures
For the year ended December 31, 2019 we funded $7.7 million of capital expenditures primarily related to tenant improvements at our 123 William Street, 9 Times Square and 1140 Avenue of the Americas properties. The capital expenditures for the year ended December 31, 2018 of $9.0 million were primarily related to improvements at our 123 William Street and 9 Times Square properties. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. We expect the amount we invest in capital expenditures during 2020, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will not be materially higher and may be less than the amounts invested in 2018 and 2019. We funded our capital expenditures during 2019 from cash on hand comprising proceeds from financings and expect to fund any future capital expenditures with available cash on hand, remaining proceeds from financings completed in 2019 and proceeds from the sale of a property that is currently under contract to be sold.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net loss (in accordance with GAAP)	$(21,890)	$(24,112)	$(23,073)
Depreciation and amortization	31,161	29,690	29,539
FFO	9,271	5,578	6,466
Acquisition and transaction related	13	407	6
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,563)	(2,044)	(2,247)
Straight-line rent (revenues as lessor)	(5,219)	(4,544)	(3,498)
Straight-line ground rent (expenses as lessee)	110	109	109
Loss on extinguishment of debt	—	—	131
(Gain) loss on sale of investment securities	—	—	(24)
MFFO	$2,612	$(494)	$943

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

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net loss (in accordance with GAAP)	$(21,890)	$(24,112)	$(23,073)
Income from Investment Securities and Interest	(847)	(444)	(245)
General and administrative	6,432	8,975	8,087
Asset and property management fees to related parties	7,327	6,211	6,039
Acquisition and transaction related	13	407	6
Depreciation and amortization	31,161	29,690	29,539
Interest Expense	17,157	13,294	11,230
Gain on sale of investment securities	—	—	(24)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,563)	(2,044)	(2,247)
Straight-line rent (revenues as lessor)	(5,219)	(4,544)	(3,498)
Straight-line ground rent (expenses as lessee)	110	109	109
Cash NOI	$32,681	$27,542	$25,923
Acquisitions
On July 17, 2019, we acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY 10002, for an aggregate contract sale price of approximately $88.8 million, excluding acquisition related costs. We funded $51.0 million of the purchase price with proceeds from a new $51.0 million mortgage loan and funded the remaining $37.8 million of the purchase price with cash on hand. For additional information, see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
Distributions
We are required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains. In May 2014, our board of directors authorized, and we began paying, a monthly distribution equivalent to $1.5125 per annum, per share of common stock payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2019 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2019.

We did not pay distributions during the year ended December 31, 2019. During the year ended December 31, 2018, we paid distributions to common stockholders of $11.7 million during the three months ended March 31, 2018, prior to suspending distributions. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to the DRIP. During January and February 2018, when we were paying distributions, we funded distributions from cash on hand, representing proceeds from secured mortgages financing. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income for acquired properties and our operating expense levels. Our net cash used in operating activities was approximately $1.6 million and $7.1 million for the year ended December 31, 2019 and 2018, respectively. There is no assurance that rents from the properties we own will increase, or that future acquisitions will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Share Repurchase Program
Although our board of directors adopted the SRP to provide stockholders with interim liquidity by enabling them, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year, the SRP has been suspended, and there can be no assurance as to when or if it will be reactivated, and on what terms. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a semi-annual basis.
The following table reflects the number of shares repurchased cumulatively through December 31, 2019:

	Number of Shares Repurchased	Weighted-Average Price per Share

Cumulative repurchases as of December 31, 2018 (1)	1,259,734	$22.03
Year ended December 31, 2019	—	—
Cumulative repurchases as of December 31, 2019	1,259,734	$22.03
_____________________________

(1)
Repurchases in 2018, consisted of: (i) 99,131 shares repurchased during the three months ended March 31, 2018 for approximately $2.0 million at a weighted-average price per share of $20.26 related to repurchase requests made pursuant to the SRP during the period from July 1, 2017 through December 31, 2017, (ii) 10,183 shares repurchased from an individual stockholder in a privately negotiated transaction during January 2018 for approximately $0.2 million at a weighted-average price per share of $20.26, (iii) 145,627 shares repurchased during the three months ended December 31, 2018 for approximately $3.0 million at a weighted-average price per share of $20.26 which were comprised of shares related to repurchase requests made during the periods in 2018 when the SRP was active including the active period commencing January 1, 2018 and ending February 6, 2018, the active period commencing April 26, 2018 and ending June 15, 2018 and the reactivation period commencing August 25, 2018 and ending on September 24, 2018.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019:

		Years Ended December 31,
(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Mortgage notes payable:
Principal payments	$405,000	$—	$—	$55,000	$350,000
Interest payments	125,656	17,595	35,104	33,750	39,207
Ground lease payments	230,976	4,746	9,492	$9,492	207,246
Total	$761,632	$22,341	$44,596	$98,242	$596,453

Election as a REIT
We elected to be taxed as a REIT under the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2019 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2019.
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
Related-Party Transactions and Agreements
Please see Note 9 — Related-Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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
As of December 31, 2019, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $405.0 million and a fair value of $427.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note but have no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $22.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $24.9 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2019 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2019 at a reasonable level of assurance.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The effectiveness of our internal control over financial reporting has not been audited by our independent registered public accounting firm because we are a “non-accelerated filer” as defined under SEC rules.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue – 30th Floor, New York, NY 10019, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.newyorkcityreit.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT,Inc. effective March 13, 2019.

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (2)	Articles of Amendment for American Realty Capital New York City REIT, Inc., dated March 13, 2019.
3.3 (1)	Amended and Restated Bylaws of American Realty Capital New York City REIT, Inc.
4.1 (3)	Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of April 24, 2014.
4.2 (4)	First Amendment to Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of November 5, 2015.
4.3 (5)	Amended and Restated Distribution Reinvestment Plan.
4.4 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1 (6)
Second Amended and Restated Advisory Agreement, dated as of November 16, 2018, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC.

10.2 (3)
Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC.

10.3 (7)
First Amendment, dated as of April 13, 2018, to Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC.

Exhibit No.	Description
10.4 (6)
Second Amendment, dated as of November 16, 2018, to Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC.

10.5 (7)	Property Management and Leasing Agreement, dated as of April 13, 2018, by and among New York City Properties, LLC and the other parties thereto.
10.6 (8)	Amended and Restated Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc., effective as of November 8, 2017.
10.7 (9)
Indemnification Agreement, dated as of December 31, 2014, between the Company and William M. Kahane, Elizabeth K. Tuppeny, Robert T. Cassato, Nicholas S. Schorsch, Michael A. Happel, Gregory W. Sullivan, and RCS Capital Corporation.

10.8 (10)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.9 (11)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O’Malley
10.10 (1)	Form of Indemnification Agreement
10.11 (12)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (12)	Form of Restricted Stock Award Agreement
10.13 (13)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower.
10.14 (13)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender.
10.15 (13)
Environmental Indemnity Agreement, dated as of March 6, 2017, made by ARC NYC123WILLIAM, LLC, as borrower, and New York City Operating Partnership, L.P., as principal, in favor of Barclays Bank PLC, as indemnitee.

10.16 (14)	Settlement Agreement dated as of February 9, 2018, by and among American Realty Capital New York City REIT, Inc., Cove Partners III LLC and the other signatories thereto.
10.17 (1)	Loan Agreement, dated as of April 13, 2018, by and among ARC NYC400E67, LLC and ARC NYC200RIVER01, LLC, as borrowers, and Societe Generale, as lender.
10.18 (1)	Guaranty of Recourse Obligations made by New York City Operating Partnership, L.P., as guarantor, in favor of Societe Generale, dated as of April 13, 2018.
10.19 (15)	Term Loan Agreement, dated as of April 26, 2019 between ARC NYC570SEVENTH, LLC, as borrower, Capital One, National Association, as administrative agent, and the lenders party thereto.
10.20 (15)
Guaranty of Recourse Obligations made by New York City REIT, Inc., as guarantor, in favor of Capital One, National Association, as administrative agent on behalf of certain lenders, dated as of April 26, 2019.

10.21 (15)
Environmental Indemnity made by ARC NYC570SEVENTH, LLC, as borrower and New York City REIT, Inc., as guarantor, in favor of Capital One, National Association, as administrative agent on behalf of certain lenders, dated as of April 26, 2019.

10.22 (16)	Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC.
10.23 (16)	Amendment to Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC., dated as of May 3, 2019.
10.24 (16)	Second Amendment to Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC., dated as of May 31, 2019.
10.25 (16)	Third Amendment to Agreement of Purchase and Sale, dated as of April 10, 2019, by and between MB-REEC HOUSTON PROPERTY OWNER LLC and ARG NYC196ORCHARD, LLC., dated as of June 7, 2019.
10.26 (16)	Loan Agreement dated as of July 17, 2019 between ARG NYC196ORCHARD, LLC, as Borrower, and Nationwide Life Insurance Company, as Lender.
10.27 (16)	Carveout Guaranty dated as of July 17, 2019, by New York City Operating Partnership, L.P., as Guarantor, to and for the benefit of Nationwide Life Insurance Company.
16.1 (17)	Letter from KPMG LLP to the Securities and Exchange Commission dated March 18, 2019.
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
23.2 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (18)	Second Amended and Restated Share Repurchase Program effective as of July 14, 2017.
99.2 (19)	Amendment to Second Amended and Restated Share Repurchase Program effective as of August 25, 2018.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

_________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

(5)	Filed as Appendix A to the Company’s Registration Statement on Form S-3 filed with the SEC on May 22, 2015.

(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 19, 2018.

(7)	Filed as an exhibit to the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 15, 2018.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

(9)	Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 7, 2015.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2015.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2016.

(13)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 10, 2017.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2019.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019.

(18)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 14, 2017.

(19)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 24, 2018.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March 2020.

NEW YORK CITY REIT, INC.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 19, 2020
Edward M. Weil, Jr.

/s/ Christopher J. Masterson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2020
Christopher J. Masterson

/s/ Lee M. Elman	Independent Director, Audit Committee Chair, Conflicts Committee Chair	March 19, 2020
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Independent Director	March 19, 2020
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director	March 19, 2020
Abby M. Wenzel

NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPOPRT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of New York City REIT, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of New York City REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for the year then ended, including the related notes and financial statement schedule listed in the accompanying index for the year ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
New York City REIT, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of New York City REIT, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes and financial statement schedule titled schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2015 to 2019.
New York, New York
March 15, 2019

NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate investments, at cost:
Land	$193,658	$138,110
Buildings and improvements	565,829	533,099
Acquired intangible assets	103,121	103,285
Total real estate investments, at cost	862,608	774,494
Less accumulated depreciation and amortization	(114,322)	(90,235)
Total real estate investments, net	748,286	684,259
Cash and cash equivalents	51,199	47,952
Restricted cash	7,098	6,849
Operating lease right-of-use asset	55,579	—
Prepaid expenses and other assets (including amounts due from related parties of $0 and $158 at December 31, 2019 and December 31, 2018, respectively)	8,602	9,459
Straight-line receivable	21,649	16,551
Deferred leasing costs, net	8,943	8,672
Total assets	$901,356	$773,742

LIABILITIES AND EQUITY
Mortgage notes payable, net	$395,031	$291,653
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $222 and $204 at December 31, 2019 and December 31, 2018, respectively)	7,033	11,127
Operating lease liability	54,866	—
Below-market lease liabilities, net	18,300	21,514
Derivative liability, at fair value	1,327	—
Deferred revenue	4,250	5,768
Total liabilities	480,807	330,062

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,994,891 and 30,990,448 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	310	310
Additional paid-in capital	685,844	685,758
Accumulated other comprehensive loss	(1,327)	—
Distributions in excess of accumulated earnings	(264,278)	(242,388)
Total stockholders’ equity	420,549	443,680
Total liabilities and equity	$901,356	$773,742

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue from tenants	$70,530	$62,399	$58,384

Operating expenses:
Asset and property management fees to related parties	7,327	6,211	6,039
Property operating	31,177	28,378	26,825
Acquisition and transaction related	13	407	6
General and administrative	6,432	8,975	8,087
Depreciation and amortization	31,161	29,690	29,539
Total operating expenses	76,110	73,661	70,496
Operating loss	(5,580)	(11,262)	(12,112)
Other income (expenses):
Interest expense	(17,157)	(13,294)	(11,230)
Income from investment securities and interest	847	444	245
Gain on sale of investment securities	—	—	24
Total other expenses	(16,310)	(12,850)	(10,961)
Net loss	(21,890)	(24,112)	(23,073)

Other comprehensive income (loss):
Change in unrealized loss on derivative	(1,327)	—	—
Reversal of accumulated unrealized gain on investment securities	—	—	(10)
Comprehensive loss	$(23,217)	$(24,112)	$(23,083)

Basic and diluted weighted average shares outstanding	30,979,884	31,228,941	31,042,307
Basic and diluted net loss per share	$(0.71)	$(0.77)	$(0.74)
Distributions declared per common share	$—	$0.25	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2016	30,856,841	$309	$680,476	$10	$(140,604)	$540,191
Common stock issued through distribution reinvestment plan	880,504	9	18,558	—	—	18,567
Common stock repurchases	(359,458)	(4)	(7,333)	—	—	(7,337)
Share-based compensation	4,233	—	74	—	—	74
Distributions declared	—	—	—	—	(46,928)	(46,928)
Net loss	—	—	—	—	(23,073)	(23,073)
Reversal of unrealized gain upon realization of investment securities	—	—	—	(10)	—	(10)
Balance, December 31, 2017	31,382,120	314	691,775	—	(210,605)	481,484
Common stock issued through distribution reinvestment plan	208,836	1	4,230	—	—	4,231
Common stock repurchases	(604,948)	(5)	(10,264)	—	—	(10,269)
Share-based compensation	4,440	—	17	—	—	17
Distributions declared	—	—	—	—	(7,671)	(7,671)
Net loss	—	—	—	—	(24,112)	(24,112)
Balance, December 31, 2018	30,990,448	310	685,758	—	(242,388)	443,680
Share-based compensation	4,443	—	86	—	—	86
Net loss	—	—	—	—	(21,890)	(21,890)
Other comprehensive loss	—	—	—	(1,327)	—	(1,327)
Balance, December 31, 2019	30,994,891	$310	$685,844	$(1,327)	$(264,278)	$420,549

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(21,890)	$(24,112)	$(23,073)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,161	29,690	29,539
Amortization of deferred financing costs	1,304	792	1,120
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,563)	(2,044)	(2,247)
Equity-based compensation	86	17	74
(Gain) loss on sale of investment securities	—	—	(24)
Changes in assets and liabilities:
Straight-line rent receivable	(5,219)	(4,544)	(3,498)
Straight-line rent payable	110	109	109
Prepaid expenses, other assets and deferred costs	(1,925)	(6,749)	(5,214)
Accounts payable, accrued expenses and other liabilities	(2,149)	(752)	3,265
Deferred revenue	(1,518)	513	2,231
Net cash (used in) provided by operating activities	(1,603)	(7,080)	2,282
Cash flows from investing activities:
Investments in real estate	(38,265)	(5,948)	—
Proceeds from the sale of investment securities	—	—	491
Capital expenditures	(7,709)	(8,987)	(10,831)
Net cash used in investing activities	(45,974)	(14,935)	(10,340)
Cash flows from financing activities:
Proceeds from mortgage note payable	55,000	50,000	140,000
Payment of mortgage note payable	—	—	(96,000)
Payments of financing costs	(3,927)	(2,656)	(2,931)
Distributions paid	—	(7,475)	(28,279)
Repurchases of common stock	—	(10,269)	(7,337)
Net cash provided by financing activities	51,073	29,600	5,453
Net change in cash, cash equivalents and restricted cash	3,496	7,585	(2,605)
Cash, cash equivalents and restricted cash, beginning of period	54,801	47,216	49,821
Cash, cash equivalents and restricted cash, end of period	$58,297	$54,801	$47,216

Supplemental Disclosures:
Cash paid for interest	$15,505	$12,272	$9,655

Non-Cash Investing and Financing Activities:
Proceeds from mortgage notes payable used to fund acquisition of real estate	51,000	10,000	—
Mortgage note payable used to acquire real estate investments	(51,000)	(10,000)	—
Distributions payable	—	—	4,035
Accrued capital expenditures	726	408	1,561
Other assets acquired or (liabilities assumed) in real estate transactions, net	—	(66)	—
Common stock issued through distribution reinvestment plan	—	4,231	18,567
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. The Company has also purchased for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of December 31, 2019, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
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
In March 2019, the Company changed its name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
On October 23, 2018, the Company’s board of directors approved an estimated net asset value per share of the Company’s common stock (“Estimated Per-Share NAV”) as of June 30, 2018 (the “2018 Estimated Per-Share NAV”), which was published on October 25, 2018. On October 24, 2019, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2019 (the “2019 Estimated Per-Share NAV”), which was published on October 25, 2019. Until the Company lists shares of its common stock or another liquidity event occurs, the Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. The Company has determined the OP is a VIE of which the Company is the primary beneficiary.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation:

•
The Company currently presents straight-line rent receivable and straight-line payable on its own line items in the consolidated statement of cash flows and consolidated balance sheets, which was previously included within prepaid expenses and other assets.

•
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below).

Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2019, these leases had an average remaining lease term of 6.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For comparative purposes, the Company reflected prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
Included in revenue from tenants for the year ended December 31, 2019, the Company recorded $0.1 million of tenant reimbursement related to prior year.
The following table presents future base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected form certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Base Rent Payments
2020	$59,793
2021	57,465
2022	53,679
2023	45,639
2024	41,162
Thereafter	192,414
Total	$450,152
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

are known. For the years ended December 31, 2019 and 2018, approximately $0.1 million, $0.2 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss. The Company did not recognize any contingent rental income for the year ended December 31, 2017.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date, and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. No bad debt expense was recorded for the years ended December 31, 2019, 2018 or 2017.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section in this Note for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2019, 2018 or 2017.
Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2019 and 2018, the Company did not have any properties held for sale.
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company will evaluate new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The Company is also the lessee under a land lease which was previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. The acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. There were no acquisitions during the year ended December 31, 2017.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and land values per square foot.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2019 and 2018.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met,

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met. The Company did not have any dispositions during the year ended December 31, 2019, 2018 or 2017.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. The Company did not recognize any impairment charges for the years ended December 31, 2019, 2018 or 2017.
Reportable Segment
The Company has determined that it has one reportable segment, income-producing properties, which consists of activities related to investing in real estate.
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
The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.
Above and Below-Market Lease Amortization
The above-market lease assets are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the below-market lease liabilities are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
The above-market ground lease liabilities are amortized as a reduction of property operating expense over the remaining terms of the respective leases. The below-market ground lease assets are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective with any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. After the adoption of ASU 2017-12, if the derivative qualified for hedge accounting, all the change in value is recorded in other comprehensive income.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2019 and 2018, the Company had cash and cash equivalents and restricted cash of $58.3 million and $54.8 million, of which $56.4 million and $53.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Restricted Cash
Restricted cash primarily consists of ground rent, real estate taxes, structural, leasing commissions, free rent and insurance reserves.
Deferred Financing and Leasing Costs, net
Deferred leasing costs, net consist primarily of lease commissions and professional fees incurred, and are deferred and amortized to depreciation and amortization expense over the term of the related lease.
Deferred financing costs relating to the mortgage notes payable (see Note 4 — Mortgage Notes Payable, Net) are reflected net of the related financing on our balance sheet. Deferred financing costs associated with the mortgage notes payable represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized as additional interest expense over the term of the financing agreement. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Equity-Based Compensation
The Company has a stock-based incentive award plan for directors, which is accounted for under the guidance for employee share based payments. The expense for such awards are included in general and administrative expenses and are recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 11 — Equity-Based Compensation.
Investment Securities
The Company did not own any debt or equity investment securities as of December 31, 2019 and 2018. The Company did own investment securities prior to June 15, 2017. On June 15, 2017, the Company redeemed its investment in equity securities at approximately $491,000 with a cost basis of approximately $467,000 and realized approximately $24,000 gain in the year ended December 31, 2017.
Share Repurchase Program
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their shares, subject to certain minimum conditions, if such repurchase does not impair the Company’s capital or operations.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The SRP is currently suspended and will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders. See Note 7 — Common Stock.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2014. The Company believes that, commencing with such taxable year, it has been organized and has operated in a manner so that it qualifies as a REIT under the Code. The Company intends to continue to operate in such a manner, but can provide no assurances that it will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If the Company continues to qualify as a REIT, it generally will not be subject to federal corporate income tax on the portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as U.S. federal income and excise taxes on its undistributed income.
The amount of dividends payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
The Company had no REIT taxable income requiring distribution for each of the years ended December 31, 2019, 2018 and 2017. Accordingly, from a U.S. federal income tax perspective, 100% of distributions, or $0.25 per share for the year ended December 31, 2018 and $1.51 per share for the year ended December 31, 2017 represented a return of capital. There were no distributions for the year ended December 31, 2019.
As of December 31, 2019, the Company had no material uncertain tax positions. The tax years subsequent to and including December 31, 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive instruments outstanding during such period. See Note 12 — Net Loss Per Share for additional information.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and it did not have an impact on the Company’s consolidated financial statements. The new guidance did not have an impact on the Company’s consolidated financial statements, primarily as a result of revenue being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard was adopted.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company adopted this guidance effective January 1, 2018 and there was no impact on the Company’s consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance beginning in the first quarter of 2018, and it did not have a material impact on the Company’s consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. All acquisition costs incurred during the years ended December 31, 2019 and 2018 were capitalized since acquisitions during the years were all classified as asset acquisitions.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being recognized at the time of the partial sale. The Company did not have any real estate sales during the years ended December 31, 2019, 2018 or 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 and it did not have an impact on the Company’s consolidated financial statements. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02") which provides guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because: (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the standard. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.
The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the guidance prospectively on January 1, 2019, using a prospective transition approach under which the Company elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for the Company’s presentation of lease revenue discussed below).
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.

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

Other Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align cash flow and fair value hedge accounting with the corresponding risk management activities. Among other things, the amendments expand which hedging strategies are eligible for hedge accounting, align the timing of recognition of hedge results with the earnings effect of the hedged item and allow companies to include the change in fair value of the derivative in the same income statement line item as the earnings effect of the hedged item. Additionally, for cash flow hedges that are highly effective, the update allows for all changes in fair value of the derivative to be recorded in other comprehensive income. The Company has adopted ASU 2017-12 on January 1, 2019, as required under the guidance, using a modified retrospective transition method and the adoption on January 1, 2019 did not have a material impact on its consolidated financial statements.
Pending Adoption as of December 31, 2019:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the amended standard requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for the Company beginning on January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.
Note 3 — Real Estate Investments
Acquisitions
On July 17, 2019, the Company acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY, 10002 (“196 Orchard Street”). The following table presents the allocation of real estate assets acquired and liabilities assumed during the years ended December 31, 2019 and 2018. There were no acquisitions during the year ended December 31, 2017.

	Year Ended December 31,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$55,548	$4,730
Building and improvements	24,324	9,245
Total tangible assets	79,872	13,975
Acquired intangibles: (1)
In-place leases	7,852	2,166
Above-market lease assets	1,541	165
Below-market lease liabilities	—	(292)
Total intangible assets, net	9,393	2,039
Total assets acquired, net	89,265	16,014
Mortgage notes payable used to acquire real estate investments	(51,000)	(10,000)
Other liabilities assumed	—	(66)
Cash paid for acquired real estate investment	$38,265	$5,948
Number of properties purchased	1	1
________________

(1)
Weighted-average remaining amortization periods for in-place leases and market lease and other intangible assets acquired during the year ended December 31, 2019 were 13.4 years and 13.4 years, respectively, as of the acquisition date.

Significant Tenants
As of December 31, 2019 and 2018 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$61,084	$30,569	$30,515	$59,542	$27,535	$32,007
Other intangibles	31,447	6,098	25,349	31,447	4,932	26,515
Below-market ground lease (1)	—	—	—	2,482	126	2,356
Above-market leases	10,590	4,998	5,592	9,815	4,160	5,655
Acquired intangible assets	$103,121	$41,665	$61,456	$103,286	$36,753	$66,533
Intangible liabilities:
Below-market lease liabilities	$30,607	$12,307	$18,300	$33,397	$11,883	$21,514
_______
(1) Effective January 1, 2019, upon the adoption of ASU 2016-02, these amounts are included in operating lease right-of-use asset on the Company’s consolidated balance sheet. See Note 2 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements for additional information.
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	2017
In-place leases	$9,344	$10,154	$11,503
Other intangibles	1,165	1,165	1,166
Total included in depreciation and amortization	$10,509	$11,319	$12,669

Above-market lease intangibles	$1,602	$1,438	$1,479
Below-market lease liabilities	(3,213)	(3,532)	(3,775)
Total included in revenue from tenants	$(1,611)	$(2,094)	$(2,296)

Below-market ground lease, included in property operating expenses (1)	$48	$50	$49
____
(1) Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the consolidated balance sheet with no change to placement of the amortization expense of such balances. See Note 2 — Summary of Significant Accounting Policies for additional information.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2019:

(In thousands)	2020	2021	2022	2023	2024
In-place leases	$7,080	$5,902	$4,787	$3,548	$2,797
Other intangibles	1,165	937	708	708	708
Total to be included in depreciation and amortization	$8,245	$6,839	$5,495	$4,256	$3,505

Above-market lease assets	$1,139	$1,079	$991	$842	$512
Below-market lease liabilities	(2,587)	(2,314)	(1,823)	(1,597)	(1,567)
Total to be included in revenue from tenants	$(1,448)	$(1,235)	$(832)	$(755)	$(1,055)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2019 and 2018 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2019	2018	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square	1	55,000	—	3.72%	Fixed	(2)	Apr. 2024
196 Orchard Street	1	51,000	—	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	299,000	4.35%
Less: deferred financing costs, net (3)		(9,969)	(7,347)
Mortgage notes payable, net		$395,031	$291,653
______

(1)
Upon entering into a loan agreement with Barclays Bank PLC in 2017, the Company placed $24.8 million of the proceeds in escrow, which may only be released to the Company in accordance with the conditions under the loan, in connection with leasing activity, tenant improvements, leasing commissions and free rent obligations related to this property. As of December 31, 2019, $2.5 million of the proceeds remained in escrow and are included in restricted cash on the consolidated balance sheet.

(2)
Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2019 (see Note 6 — Derivatives and Hedging Activities for additional information).

(3)
Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Capital One Loan
On April 26, 2019, the Company, through the OP, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate fixed at 3.67% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on the Company’s previously unencumbered 9 Times Square property. The Company has guaranteed certain enumerated recourse liabilities of the borrower under the agreement and the guaranty requires the Company to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10 million.
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
At the closing of the loan, the net proceeds after accrued interest and closing costs were used to fund approximately $0.6 million in deposits into reserve accounts required to be made at closing under the loan agreement, with approximately $47.1 million in net proceeds remaining available to the Company to be used for general corporate purposes, including to make future acquisitions. From and after May 1, 2019, the loan may be prepaid at any time in whole, but not in part (unless a mortgaged property is released from the loan), subject to certain conditions and limitations, including payment of a yield maintenance prepayment premium for any prepayments made prior to the March 2028 monthly payment date. From and after May 1, 2019, any mortgaged property may, subject to certain conditions and limitations, be released from the loan in connection with a sale or disposition of the mortgaged property to a bona-fide third party by prepayment of an amount equal to 115% of the portion of the loan allocated to the mortgaged property sold or disposed, plus any applicable yield maintenance prepayment premium. In addition, from and after May 1, 2019 and prior to May 1, 2028, the garage condominium (but not the retail condominium) may be released from the loan, subject to certain conditions and limitations, by simultaneously substituting another property (or properties) for the garage condominium. The OP has guaranteed, pursuant to a guaranty in favor of the lender, certain enumerated recourse liabilities of the borrowers under the loan agreement and, from and after certain events of defaults and other breaches under the loan agreement as well as bankruptcies or similar events, payment of all amounts due to the lender in respect of the loan. The guaranty also requires the OP to maintain a minimum net worth of $57.5 million and minimum liquid assets of $3.0 million.
Collateral and Principal Payments
Real estate assets and intangible assets of $825.5 million, at cost (net of below-market lease liabilities), at December 31, 2019 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2019:

(In thousands)	Future Minimum Principal Payments
2020	$—
2021	—
2022	—
2023	—
2024	55,000
Thereafter	350,000
Total	$405,000
The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of December 31, 2019, the Company was in compliance with the debt covenants under its mortgage note agreements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

LIBOR Transition
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. The Company has a mortgage loan agreement and a related derivative agreement for a “pay-fixed” swap that have terms based on LIBOR. Those agreements have alternative rates already contained in the agreements, and the Company anticipates that it will either utilize the alternative rates contained in the agreements (e.g., the Base Rate or Alternate Rate, as applicable pursuant to the terms of the agreements) or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties.
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
Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2019. The Company did not have any financial instruments measured at fair value on a recurring basis as of December 31, 2018.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,327)	$—	$(1,327)
Total	$—	$(1,327)	$—	$(1,327)
Financial Instruments Not Carried at Fair Value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of the variable mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with the market and there has been no significant change in the credit risk or credit markets since origination.
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

		December 31,
		2019		2018
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$151,428	$140,000	$142,874
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$103,340	$99,000	$97,448
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$53,951	$50,000	$50,424
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$11,175	$10,000	$10,446
Mortgage note payable — 9 Times Square	3	$55,000	$54,759	$—	$—
Mortgage note payable — 196 Orchard Street	3	$51,000	$52,369	$—	$—
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2019. The Company did not have any derivatives outstanding as of December 31, 2018.

(In thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(1,327)	$—
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
As of December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives outstanding as of December 31, 2018.

	December 31, 2019		December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	—	$—
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period ended December 31, 2019. The Company did not have any derivatives outstanding during the year ended December 31, 2018.

	Year Ended December 31,
(In thousands)	2019	2018
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(1,336)	$—
Amount of gain reclassified from accumulated other comprehensive loss into income as interest expense	$(9)	$—
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$(17,157)	$—
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019. The Company did not have any derivatives outstanding as of December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the balance sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2019	$—	$(1,327)	$—	$(1,327)	$—	$—	$(1,327)
December 31, 2018	$—	$—	$—	$—	$—	$—	—
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.4 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.4 million.
Note 7 — Common Stock
As of December 31, 2019 and 2018, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
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
Share Repurchase Program
The Company has a SRP that enables qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The Company suspended the SRP effective September 25, 2018, and the suspension will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders, if it does so at all. Under the SRP, qualifying stockholders may request that the Company repurchase all or any portion of their shares of common stock provided that the amount is at least 25% of the shares held by the stockholder.
 Under the SRP, repurchases of shares of the Company’s common stock, when requested, are at the sole discretion of the Company’s board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”).
Effective as of June 14, 2017, the Company amended and restated the SRP. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
When a stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. No repurchases were made through the SRP for the year ended December 31, 2019 because the SRP was suspended. Repurchases through the SRP for the year ended December 31, 2018 were $5.2 million.
The following table reflects the number of shares repurchased cumulatively through December 31, 2019.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Year ended December 31, 2015	183,780	23.63
Year ended December 31, 2016	461,555	23.62
Year ended December 31, 2017 (1)	359,458	20.41
Year ended December 31, 2018 (2)	254,941	20.26
Year ended December 31, 2019	—	—
Cumulative repurchases as of December 31, 2019	1,259,734	22.03
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Note 8 — Commitments and Contingencies
Lease Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. On January 1, 2019, the Company adopted ASU 2016-02 and recorded an ROU asset and liability related to this lease, which is considered an operating lease under the new standard (see Note 2 — Summary of Significant Accounting Policies for additional information on the impact of adopting the new standard).
As of December 31, 2019, the Company’s balance sheet includes an ROU asset and liability of $55.6 million and $54.9 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. In determining operating ROU asset and lease liability for the Company’s existing operating lease upon the adoption of the new lease guidance, the Company was required to estimate an appropriate incremental borrowing rate, which it estimated to be 8.57% on a fully-collateralized basis for the term of the lease. Since the term of the Company’s ground lease is significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating lease has a remaining lease term of 47.0 years as of December 31, 2019. For the year ended December 31, 2019 and 2018, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the year ended December 31, 2019.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of December 31, 2019:

(In thousands)	Future Minimum Base Rent Payments
2020	$4,746
2021	4,746
2022	4,746
2023	4,746
2024	4,746
Thereafter	207,246
Total	230,976
Less: Effects of discounting	(176,110)
Total present value of lease payments	$54,866
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 9 — Related Party Transactions and Arrangements
As of December 31, 2019 and 2018, an entity wholly owned by AR Global owned 8,888 shares of the Company’s outstanding common stock.
Fees and Participations Paid in Connection With the Operations of the Company
On November 16, 2018, the members of a special committee of the Company’s board of directors approved certain amendments to the Amended and Restated Advisory Agreement (the “Original Advisory Agreement”) with the Advisor (the “Second Advisory Agreement”). The Company also entered into a related amendment (the “November 2018 PMA Amendment”) to the Company’s Property Management and Leasing Agreement with the Property Manager. The Second Advisory Agreement, which superseded the Original Advisory Agreement and the November 2018 PMA Amendment both took effect on November 16, 2018. The initial term of the Second Advisory Agreement ends in July 2030, and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Second Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Second Advisory Agreement) is payable if the Company makes this election.
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
Accordingly, no acquisition fees can be incurred after November 16, 2018 and no acquisition fees were incurred to the Advisor for the year ended December 31, 2019 or 2018.
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
The Second Advisory Agreement eliminates financing coordination fees payable to the Advisor. Accordingly, no financing coordination fees can be incurred after November 16, 2018. There were no financing coordination fees incurred to the Advisor during the year ended December 31, 2019. During the year ended December 31, 2018, in connection with the Company’s acquisition of a property in October 2018, the Company incurred a finance coordination fee to the Advisor of $0.1 million which was subsequently waived by Advisor as a result of the Second Advisory Agreement. For the year ended December 31, 2017, the Company incurred financing coordination fees of $1.1 million.
Asset Management Fees and Variable Management/Incentive Fees
With respect to periods ending prior to October 1, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units”. During these periods, the Company caused the OP to issue 159,159 Class B Units pursuant to the then effective advisory agreement. The Class B Units are intended to be profits interests, and vest, and are no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Additionally, any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the independent members of our Board of Directors before the economic hurdle has been met.
The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2019, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2019, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
The Second Advisory Agreement changed the calculation of the base asset management fee to a fixed amount of (x) $0.5 million payable on the first business day of each month plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, however the Advisor may elect to receive OP Units or common stock of the Company, or a combination thereof, at the Advisor’s election. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders (although the Company is not currently paying distributions to its stockholders), any cumulative Core Earnings (as defined in the Second Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock.
The Second Advisory Agreement also entitles the Advisor to a variable management fee, payable quarterly in arrears, equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share (as defined in the Second Advisory Agreement) for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. The variable management fee is payable in cash, shares of the Company’s common stock, OP Units or a combination thereof, at the Advisor’s election.
The Company paid $6.0 million, $5.6 million and $5.5 million in cash asset management fees during the years ended December 31, 2019, 2018 and 2017, respectively.
Property Management Fees

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Pursuant to the Property Management and Leasing Agreement, dated as of April 24, 2014 (the “PMA”) and prior to the November 2018 PMA Amendment effective on November 16, 2018, except in certain cases where the Company contracted with a third party, the Company paid the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues.
Pursuant to the PMA, the Company reimburses the Property Manager for property-level expenses. The Property Manager may also subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
On April 13, 2018, in connection with the loan the Company entered into in April 2018, the borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the April 2018 PMA does not include provisions related to the management of the hotels. On April 13, 2018, concurrently with entering into the April 2018 PMA, the Company and the Property Manager entered into an amendment to the PMA (the “April 2018 PMA Amendment”). Prior to this amendment, the Property Manager had been retained by the Company, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the April 2018 PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the properties secured by the loan, which are subject to the April 2018 PMA) are not subject to the PMA.
On November 16, 2018, the effective date of the November 2018 PMA Amendment, the property management fees the Company pays the Property Manager for non-hotel properties decreased to 3.25% of gross revenues from the properties managed, plus market-based leasing commissions. The November 2018 PMA Amendment also amended the term of the PMA to make it coterminous with the term of the Second Advisory Agreement.
The Company incurred approximately $1.3 million, $0.6 million and $0.6 million in property management fees during the years ended December 31, 2019, 2018 and 2017, respectively.
Professional Fees and Other Reimbursements
Under the Original Advisory Agreement, and prior to the Second Advisory Agreement effective on November 16, 2018, the Company reimbursed the Advisor’s costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company’s total operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount would have been reimbursed to the Advisor in subsequent periods. This reimbursement included reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. Additionally, under the Original Advisory Agreement, the Company reimbursed the Advisor for personnel costs in connection with other services; however, the Company did not reimburse the Advisor for personnel costs in connection with services for which the Advisor received acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement was made for salaries, bonuses or benefits paid to the Company’s executive officers.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Total reimbursement expenses for administrative, overhead and personnel services provided by the Advisor for the years ended December 31, 2019, 2018 and 2017 were $3.2 million, $4.6 million and $4.0 million, respectively. The reimbursable expenses incurred by the Advisor during the year ended December 31, 2019 and 2018 that were subject to the limits as described above exceeded the limits by $0.9 million and $0.1 million, respectively, and therefore were not reimbursed to the Advisor. There were no limits for reimbursable expenses during the year ended December 31, 2017.
The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,						Payable (Receivable)
(In thousands)	2019		2018		2017		December 31,
	Incurred	Waived	Incurred	Waived	Incurred	Waived	2019		2018
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$278	$239	$—	$—	$—		$39	(3)
Financing coordination fees and leasing commissions (1)	6	—	501	75	1,050	—	—		51	(3)
Ongoing fees:
Asset and property management fees to related parties	7,328	—	6,211	—	6,039	—	(6)	(5)	16	(3)
Professional fees and other reimbursements (2)	3,210	—	4,636	—	4,019	—	228	(5)	(59)	(4)
Distributions on Class B units (2)	—	—	39	—	241	—	—		—
Total related party operation fees and reimbursements	$10,544	$—	$11,665	$314	$11,349	$—	$222		$47
____________________

(1)
Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within the deferred leasing costs, net on the consolidated balance sheets, respectively.

(2)
Amounts for the year ended December 31, 2019, 2018 and 2017, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $204,000 related to the reversal of a payable balance at December 31, 2018 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”). The payable balance was related to costs incurred and accrued due to RCAP which, prior to its bankruptcy filing, was under common control with the Advisor.

(3)	Included in prepaid expenses and other assets on the consolidated balance sheets, respectively.

(4)
Represents (i) a payable balance of approximately $204,000 included in accounts payable, accrued expense and other liabilities due to RCAP, offset with (ii) a receivable balance of approximately $263,000 due from Advisor included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2018.

(5)	Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.
Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees
Under the Original Advisory Agreement and until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was to be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was paid only upon the sale of assets, distributions or other event which resulted in the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

return on stockholders’ capital exceeding 6.0% per annum. Furthermore, no subordinated performance fees can be incurred after November 16, 2018 and no subordinated performance fees were incurred to the Advisor during the years ended December 31, 2019, 2018 or 2017.
Brokerage Commissions
Under the Original Advisory Agreement and until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Any brokerage commissions payable to the Advisor or its affiliates, were to be subject to approval in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No brokerage commissions can be incurred after November 16, 2018 and no brokerage commissions were incurred during the years ended December 31, 2019, 2018 or 2017.
Subordinated Participation in Net Sales Proceeds
Pursuant to the limited partnership agreement of the OP, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), a subsidiary of AR Global, which is the special limited partner of the OP, will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2019, 2018 or 2017. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution and subordinated incentive termination distribution described below.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the years ended December 31, 2019, 2018 or 2017. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds described above or the subordinated incentive termination distribution described below.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the Company’s advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated termination distributions unless as of the termination the Company’s investors were entitled to their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the years ended December 31, 2019, 2018 or 2017. If the Special Limited Partner or any of its affiliates receives the subordinated incentive termination distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds above or the subordinated incentive listing distribution described above.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”). Until an amendment to the RSP in August 2017, (the “RSP Amendment”), the RSP provided for the automatic grant of 1,333 restricted shares of common stock (“restricted shares”) to each of the independent directors. Following the RSP Amendment, the number of restricted shares to be issued automatically in those circumstances is equal to 30,000 divided by the then-current Estimated Per-Share NAV. In November 2017, the RSP was amended and restated to reflect the RSP Amendment and certain clarifying changes.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Restricted share awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash distributions on the same basis as distributions paid on shares of common stock, if any, prior to the time that the restrictions on the restricted shares have lapsed and thereafter. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the years ended December 31, 2019, 2018 and 2017:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	9,065	$22.50
Granted	4,233	21.25
Vested	(2,133)	22.50
Unvested, December 31, 2017	11,165	22.14
Granted	4,440	20.26
Vested	(2,979)	22.14
Unvested, December 31, 2018	12,626	21.48
Granted	4,443	20.26
Vested	(3,868)	21.71
Unvested, December 31, 2019	13,201	21.00
As of December 31, 2019 and 2018, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. As of December 31, 2019, the cost is expected to be recognized over a weighted-average period of 3.2 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $86,000, $17,000 and $74,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2019, 2018 and 2017.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Net loss	$(21,890)	$(24,112)	$(23,073)
Basic and diluted weighted average shares outstanding	30,979,884	31,228,941	31,042,307
Basic and diluted net loss per share	$(0.71)	$(0.77)	$(0.74)
The Company had the following potentially weighted-average dilutive securities as of December 31, 2019, 2018 and 2017, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Unvested restricted shares	13,117	12,626	11,165
OP Units	90	90	90
Class B Units	159,159	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	172,366	171,875	170,414

Note 13 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018.

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$17,051	$16,525	$18,643	$18,311
Net loss	$(4,584)	$(5,827)	$(4,809)	$(6,670)
Weighted average shares outstanding	30,977,955	30,978,662	30,981,178	30,981,686
Basic and diluted net loss per share	$(0.15)	$(0.19)	$(0.16)	$(0.22)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$15,229	$15,196	$15,741	$16,233
Net loss	$(6,584)	$(6,529)	$(5,865)	$(5,134)
Weighted average shares outstanding	31,431,555	31,330,779	31,180,373	30,977,822
Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.19)	$(0.17)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.
Dispositions
Subsequent to December 31, 2019, the Company entered into a purchase and sale agreement to sell the 421 W. 54th Street - Hit Factory property for a contract price of $7.1 million. The purchase and sale agreement is subject to conditions and there can be no assurance the Company will complete the transaction on a timely basis or on acceptable terms and conditions, if at all.

NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2019
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2019 (1) (2)	Accumulated Depreciation (3) (4)
421 W. 54th Street - Hit Factory (6)	NY	6/13/2014	$—	$4,723	$1,757	$9	$6,489	$247
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	44,610	10,653	55,682	86	66,421	7,456
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	723
9 Times Square	NY	11/5/2014	55,000	54,153	76,454	25,205	155,812	19,138
123 William Street	NY	3/27/2015	140,000	50,064	182,917	30,717	263,698	30,138
1140 Avenue of the Americas (5)	NY	6/15/2016	99,000	—	148,647	5,276	153,923	14,429
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	—	13,975	272
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	—	79,872	253
			$405,000	$193,658	$504,536	$61,293	$759,487	$72,656
____________

(1)	Acquired intangible assets allocated to individual properties in the amount of $103.1 million are not reflected in the table above.

(2)	The gross tax basis of aggregate land, buildings and improvements as of December 31, 2019 is $718.1 million (unaudited).

(3)	The accumulated depreciation column excludes $41.7 million of amortization associated with acquired intangible assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.

(5)	The land underlying this property is subject to a land lease. The related Right-of-use asset are separately recorded. See Note 8 — Commitments and Contingencies for additional information.

(6)	See Note 14 — Subsequent Events for additional information on an executed agreement for a potential sale of this property.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2019, 2018 and 2017:

	December 31,
(In thousands)	2019	2018	2017
Real estate investments, at cost:
Balance at beginning of year	$671,210	$647,839	$635,447
Additions-acquisitions	79,872	13,975	—
Capital expenditures	8,405	9,396	12,392
Disposals	—	—	—
Balance at end of the year	$759,487	$671,210	$647,839

Accumulated depreciation:
Balance at beginning of year	$53,449	$35,982	$19,598
Depreciation expense	19,207	17,467	16,384
Disposals	—	—	—
Balance at the end of the year	$72,656	$53,449	$35,982