Form 10-Q
period 2020-03-31
New York City REIT, Inc.
filed 2020-05-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Registrant's telephone number, including area code: (212) 415-6500

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 11, 2020, the registrant had 30,994,891 shares of common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$193,658	$193,658
Buildings and improvements	567,210	565,829
Acquired intangible assets	102,365	103,121
Total real estate investments, at cost	863,233	862,608
Less accumulated depreciation and amortization	(121,031)	(114,322)
Total real estate investments, net	742,202	748,286
Cash and cash equivalents	53,240	51,199
Restricted cash	8,490	7,098
Operating lease right-of-use asset	55,529	55,579
Prepaid expenses and other assets (including amounts due from related parties of $0 and $0 at March 31, 2020 and December 31, 2019, respectively)	6,353	8,602
Straight-line rent receivable	22,341	21,649
Deferred leasing costs, net	9,024	8,943
Total assets	$897,179	$901,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$395,417	$395,031
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $339 and $222 at March 31, 2020 and December 31, 2019, respectively)	8,531	7,033
Operating lease liability	54,855	54,866
Below-market lease liabilities, net	17,641	18,300
Derivative liability, at fair value	3,918	1,327
Deferred revenue	5,624	4,250
Total liabilities	485,986	480,807

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,994,891 shares issued and outstanding as of March 31, 2020 and December 31, 2019	310	310
Additional paid-in capital	685,867	685,844
Accumulated other comprehensive loss	(3,918)	(1,327)
Distributions in excess of accumulated earnings	(271,066)	(264,278)
Total stockholders’ equity	411,193	420,549
Total liabilities and equity	$897,179	$901,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue from tenants	$17,477	$17,051

Operating expenses:
Asset and property management fees to related parties	1,998	1,548
Property operating	8,016	7,336
General and administrative	2,019	1,931
Depreciation and amortization	7,519	7,414
Total operating expenses	19,552	18,229
Operating loss	(2,075)	(1,178)
Other income (expense):
Interest expense	(4,832)	(3,560)
Other income	119	154
Total other expense	(4,713)	(3,406)
Net loss	(6,788)	(4,584)

Other comprehensive loss:
Change in unrealized loss on derivative	(2,591)	(70)
Other comprehensive loss	(2,591)	(70)
Comprehensive loss	$(9,379)	$(4,654)

Weighted-average shares outstanding — Basic and Diluted	30,981,830	30,977,955
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.22)	$(0.15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2019	30,994,891	$310	$685,844	$(1,327)	$(264,278)	$420,549
Equity-based compensation	—	—	23	—	—	23
Net loss	—	—	—	—	(6,788)	(6,788)
Other comprehensive loss	—	—	—	(2,591)	—	(2,591)
Balance, March 31, 2020	30,994,891	$310	$685,867	$(3,918)	$(271,066)	$411,193

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2018	30,990,448	$310	$685,758	$—	$(242,388)	$443,680
Equity-based compensation	—	—	21		—	21
Net loss	—	—	—	—	(4,584)	(4,584)
Other comprehensive loss	—	—	—	(70)	—	(70)
Balance, March 31, 2019	30,990,448	$310	$685,779	$(70)	$(246,972)	$439,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,788)	$(4,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,519	7,414
Amortization of deferred financing costs	386	221
Accretion of below- and amortization of above-market lease liabilities and assets, net	(362)	(467)
Equity-based compensation	23	21
Changes in assets and liabilities:
Straight-line rent receivable	(691)	(1,411)
Straight-line rent payable	27	27
Prepaid expenses, other assets and deferred costs	1,829	1,044
Accounts payable, accrued expenses and other liabilities	1,111	(235)
Deferred revenue	1,374	368
Net cash provided by operating activities	4,428	2,398
Cash flows from investing activities:
Investments in real estate	—	—
Capital expenditures	(995)	(705)
Net cash used in investing activities	(995)	(705)
Cash flows from financing activities:
Payments of financing costs	—	—
Net cash provided by financing activities	—	—
Net change in cash, cash equivalents and restricted cash	3,433	1,693
Cash, cash equivalents and restricted cash, beginning of period	58,297	54,801
Cash, cash equivalents and restricted cash, end of period	$61,730	$56,494

Cash and cash equivalents	$53,240	$48,574
Restricted cash	8,490	7,920
Cash, cash equivalents and restricted cash, end of period	$61,730	$56,494

Supplemental Disclosures:
Cash paid for interest	$4,307	$3,117

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	385	1,393
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. The Company has also purchased for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types located exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of March 31, 2020, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. The Company has determined the OP is a VIE of which the Company is the primary beneficiary.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The Company currently presents straight-line rent receivable and straight-line rent payable on its own line items in the consolidated statement of cash flows and consolidated balance sheets, which was previously included within prepaid expenses and other assets.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, (the virus that causes COVID-19), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and continues to operate under a mandatory order to close all non-essential operations. The Company’s properties remain accessible to all tenants, while each tenant operates under the appropriate operating restrictions. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has already experienced delays in rent collections in the month of April. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases the Company has executed rent deferral agreements in April 2020. For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess the modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease. However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (“FASB”) and SEC has provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. If the cash flows are substantially the same or less, there are two methods to potentially account for such rent deferrals under the relief, (1) as if no changes to the lease contract were made, and (2) as if the deferred payments are variable lease payments. Under method (1), a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize revenue during the deferral period. The Company has elected to use method (2) and therefore will have no change in the current classification of its leases in connection with many of the leases impacted by negotiations with its tenants.
Revenue Recognition

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2020, these leases had an average remaining lease term of 6.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company reflected prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Base Rent Payments
2020 (remainder)	$45,655
2021	58,496
2022	54,704
2023	46,662
2024	42,191
Thereafter	198,434
Total	$446,142

The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under ASC 842, the Company is required to assess, based on credit risk, if it’s probable that it will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal 2020, this assessment would include consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with the lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2020, the Company reduced lease income by $5,000 for amounts deemed uncollectable during the period. There were no such reductions recorded during the three months ended March 31, 2019.
Investments in Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired asset. See Purchase Price Allocation section in this Note for a discussion of the initial accounting for investments in real estate.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2020 or 2019.
Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2020 and December 31, 2019, the Company did not have any properties held for sale.
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company will evaluate new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three months ended March 31, 2020 and 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under a land lease which was previously classified, prior to adoption of ASC 842, and will continue to be classified as an operating lease under transition elections unless subsequently modified. This lease is reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the three months ended March 31, 2020 or 2019.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three months ended March 31, 2020 or 2019.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). The Company did not have any dispositions during the three months ended March 31, 2020 or 2019.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. The Company did not recognize any impairment losses for the three months ended March 31, 2020 or 2019.
Accounting for Leases
Lessor Accounting
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 8 - Commitments and Contingencies.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years  for land improvements, 5 years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
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

Recently Issued Accounting Pronouncements
Adopted as of January 1, 2020:
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

Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2020 or 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Significant Tenants
As of March 31, 2020 and December 31, 2019, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
In-place leases	$1,852	$2,246
Other intangibles	291	291
Total included in depreciation and amortization	$2,143	$2,537

Above-market lease intangibles	$285	$336
Below-market lease liabilities	(659)	(815)
Total included in revenue from tenants	$(374)	$(479)

Below-market ground lease, included in property operating expenses	$12	$12

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2020:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place leases	$5,228	$5,902	$4,787	$3,548	$2,797
Other intangibles	874	937	708	708	708
Total to be included in depreciation and amortization	$6,102	$6,839	$5,495	$4,256	$3,505

Above-market lease assets	$855	$1,079	$991	$842	$512
Below-market lease liabilities	(1,927)	(2,314)	(1,823)	(1,597)	(1,567)
Total to be included in revenue from tenants	$(1,072)	$(1,235)	$(832)	$(755)	$(1,055)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2020 and December 31, 2019 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2020	December 31, 2019	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.74%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.18%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.59%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.05%	Fixed		Nov. 2028
9 Times Square	1	55,000	55,000	3.73%	Fixed	(2)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.91%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (3)		(9,583)	(9,969)
Mortgage notes payable, net		$395,417	$395,031
_____________________

(1)
As of March 31, 2020, $2.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.

(2)
Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of March 31, 2020 (see Note 6 — Derivatives and Hedging Activities).

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
Collateral and Principal Payments
Real estate assets and intangible assets of $826.6 million, at cost (net of below-market lease liabilities), at March 31, 2020 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2020:

(In thousands)	Future Minimum Principal Payments
2020 (remainder)	$—
2021	—
2022	—
2023	—
2024	55,000
Thereafter	350,000
Total	$405,000

The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of March 31, 2020, the Company was in compliance with the debt covenants under its mortgage note agreements.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2020
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(3,918)	$—	$(3,918)
Total	$—	$(3,918)	$—	$(3,918)

December 31, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,327)	$—	$(1,327)
Total	$—	$(1,327)	$—	$(1,327)

Financial Instruments Not Carried at Fair Value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair value of the variable mortgage note payable may differ from its carrying value due to widening of credit spreads during the current period.
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		March 31, 2020		December 31, 2019
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$150,224	$140,000	$151,428
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$102,740	$99,000	$103,340
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$53,406	$50,000	$53,951
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$11,044	$10,000	$11,175
Mortgage note payable — 9 Times Square	3	$55,000	$52,058	$55,000	$54,759
Mortgage note payable — 196 Orchard Street	3	$51,000	$51,748	$51,000	$52,369

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2020 and December 31, 2019.

(In thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(3,918)	$(1,327)

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended March 31, 2020 and year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.0 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of March 31, 2020 and December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2020		December 31, 2019
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period ended March 31, 2020 and December 31, 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(2,660)	$(70)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(69)	$—
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,832	$3,560

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2020	$—	$(3,918)	$—	$(3,918)	$—	$—	(3,918)
December 31, 2019	$—	$(1,327)	$—	$(1,327)	$—	$—	(1,327)

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.1 million.
Note 7 — Common Stock
As of March 31, 2020 and December 31, 2019, the Company had 31.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

the Company has published. The Company intends to publish subsequent valuations of Estimated Per-Share NAV at least once annually, at the discretion of the Company’s board of directors.
Share Repurchase Program
The Company has a share repurchase program (the “SRP”) that enables qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The Company suspended the SRP effective September 25, 2018, and the suspension will remain in effect until the Company announces that it will resume paying regular cash distributions to its stockholders, if it does so at all. Under the SRP, qualifying stockholders may request that the Company repurchase all or a portion of their shares of common stock provided that the amount is at least 25% of the shares held by the stockholder. Additionally, under the SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be considered for repurchase. Additionally, repurchases of shares of the Company’s common stock when requested pursuant to the SRP are at the sole discretion of the Company’s board of directors and generally will be made semiannually (each six-month period ending June 30 or December, a “fiscal semester”). Further, the repurchase price per share is equal to 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester in which the repurchase request was received by the Company.
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
No repurchases were made through the SRP for the three months ended March 31, 2020 because the SRP was suspended.
When a qualifying stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify the obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2020.

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2019	1,259,734	$22.03
Three months ended March 31, 2020	—	—
Cumulative repurchases as of March 31, 2020	1,259,734	$22.03

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 8 — Commitments and Contingencies
Lessee Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement and recorded an ROU asset and lease liability related to this lease upon adoption of ASU 2016-02 during the year ended December 31, 2019. The ground lease is considered an operating lease. In computing the lease liabilities, the Company discounts future lease payments at an estimated incremental borrowing rate at adoption or acquisition if later. The terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis. The Company’s estimate of this rate required significant judgment.
As of March 31, 2020, the Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 46.8 years and a weighted-average discount rate of 8.6%. As of March 31, 2020, the Company’s balance sheet includes an ROU asset and liability of $55.5 million and $54.9 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three months ended March 31, 2020, the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million on a straight-line basis in accordance with the standard. The Company paid cash of $1.2 million and incurred ground rent expense of $1.2 million during the three months ended March 31, 2019. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2020.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of March 31, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$3,560
2021	4,746
2022	4,746
2023	4,746
2024	4,746
Thereafter	207,246
Total lease payments	$229,790
Less: Effects of discounting	(174,935)
Total present value of lease payments	$54,855

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2020 and December 31, 2019, an entity wholly owned by AR Global owned 8,888 shares of the Company’s outstanding common stock.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Accordingly, no acquisition fees have been incurred after November 16, 2018 and no acquisition fees were incurred to the Advisor for the three months ended March 31, 2020 or March 31, 2019.
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
The Second Advisory Agreement eliminates financing coordination fees payable to the Advisor. Accordingly, no financing coordination fees have been incurred after November 16, 2018 and no financing coordination fees were incurred to the Advisor for the three months ended March 31, 2020 or March 31, 2019.
Asset Management Fees and Variable Management/Incentive Fees
With respect to periods ending prior to October 1, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units”. During these periods, the Company caused the OP to issue 159,159 Class B Units pursuant to the then effective advisory agreement. The Class B Units are intended to be profits interests, and vest, and are no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equal or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Additionally, any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s independent members of the Board of Directors before the economic hurdle has been met.
The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2020, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2020, the Company’s board of directors had approved the issuance of 159,159 Class B Units in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
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
The Company paid cash of $1.5 million and $1.5 million for asset management fees during the three months ended March 31, 2020 and March 31, 2019, respectively.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
The Company incurred approximately $0.5 million and $48,562 in property management fees during the three months ended March 31, 2020 and March 31, 2019, respectively.
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
The Company began implementing the limits above in the month of December 2018. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2020 were $1.0 million, of which $0.3 million were related to administrative and overhead expenses and $0.7 million were related to salaries, wages, and benefits. For the three months ended March 31, 2019, total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.0 million, of which $0.3 million were related to administrative and overhead expenses and $0.7 million were related to salaries, wages and benefits.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2020	2019	March 31, 2020		December 31, 2019
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—		$—
Financing coordination fees and leasing commissions (1)	—	6	—		—
Ongoing fees:
Asset and property management fees to related parties (2)	1,998	1,548	(8)	(4)	(6)	(4)
Professional fees and other reimbursements (3)	1,042	1,033	347	(4)	228	(4)
Distributions on Class B units	—	—	—		—
Total related party operation fees and reimbursements	$3,040	$2,587	$339		$222

_____________________

(1)
Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within deferred leasing costs, net on the consolidated balance sheets, respectively.

(2)	Beginning on April 1, 2019, property management fees due to the Property Manager are no longer adjusted for reimbursable expenses paid by the Company to third-party property managers.

(3)	Amounts for the three months ended March 31, 2020 and 2019 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(4)	Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.

Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees
Under the Original Advisory Agreement and until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was to be paid only upon the sale of assets, distributions or other event which resulted in the return on stockholders’ capital exceeding 6.0% per annum. Furthermore, no subordinated performance fees can be incurred after November 16, 2018 and no subordinated performance fees were incurred to the Advisor for the three months ended March 31, 2020 and March 31, 2019.
Brokerage Commissions
Under the Original Advisory Agreement and until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Any brokerage commissions payable to the Advisor or its affiliates, were to be subject to approval in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No broker commissions can be incurred after November 16, 2018 and no such fees were incurred during the three months ended March 31, 2020 and March 31, 2019.
Subordinated Participation in Real Estate Sales
Pursuant to the limited partnership agreement of the OP, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), a subsidiary of AR Global, which is the special limited partner of the OP, will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2020 or 2019. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution and subordinated incentive termination distribution described below.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during three months ended March 31, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds described above or the subordinated incentive termination distribution described below.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the Company’s advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated termination distributions unless as of the termination the Company’s investors were entitled to their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three months ended March 31, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive termination distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds above or the subordinated incentive listing distribution described above.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
The following table displays restricted share award activity during the three months ended March 31, 2020:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	13,201	$21.00
Granted	—	—
Vested	(267)	22.50
Unvested, March 31, 2020	12,934	$20.97

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

As of March 31, 2020, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP and is expected to be recognized over a weighted-average period of 3.0 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $22,494 and $20,992 for the three months ended March 31, 2020 and March 31, 2019, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2020 or March 31, 2019.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net loss (in thousands)	$(6,788)	$(4,584)
Basic and diluted weighted average shares outstanding	30,981,830	30,977,955
Basic and diluted net loss per share	$(0.22)	$(0.15)

The Company had the following weighted-average common share equivalents as of March 31, 2020 and March 31, 2019, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Unvested restricted shares	13,057	12,359
OP units	90	90
Class B units	159,159	159,159
Total weighted-average anti-dilutive common share equivalents	172,306	171,608

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.
Dispositions
During the three months ended March 31, 2020, the Company entered into a purchase and sale agreement to dispose of 421 W. 54th Street property for a contract price of $7.1 million. Subsequent to March 31, 2020, the buyer terminated the transaction and the Company retained the security deposit of $0.7 million.

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

•
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses;

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions; and

•	As of March 31, 2020, we owned only eight properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
In March 2019, we changed our name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
We were formed to invest our assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types located exclusively in New York City. As of March 31, 2020, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
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
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19 affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:

•
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below).

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of March 31, 2020, our portfolio had a high occupancy level of 89.0%, the weighted-average remaining term of our leases was 6.8 years (based on annualized straight-line rent).

•
New York City, where all of our properties are located, has been among the hardest hit locations in the country and continues to operate under a mandatory order to close all non-essential operations. Our properties remain accessible to all tenants, while each tenant operates under the appropriate operating restrictions. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants.

•	Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We do not have any significant debt principal repayments due until 2024.

•	The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our loans.

•
The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of the Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant government authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the first quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions

We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. Our portfolio is primarily comprised of office, retail, bank, and restaurant industry tenants with 73% and 15% of April cash rent due from office and retail tenants, respectively. We have collected 77%of April’s cash rent due from our office tenants, 39% of April’s cash rent due from our retail tenants and 73% of April’s cash rent due across our entire portfolio, including 76% of April’s cash rent due from our top 20 tenants (based on the total of April’s cash rent due from our top 20 tenants). The table below presents additional information on our April cash rent collection status and is based on available information as of April 30, 2020. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present:

April Cash Rent Status	Total Portfolio
April cash rent paid (1)	73%
Deferral in negotiation (2)	16%
Approved deferral agreements (3)	9%
Other (4)	2%
100%
____________
(1) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(2) There can be no assurance that these negotiations will be successful and will lead to formal rent deferral agreements on favorable terms, or at all.
(3) Consists of executed deferral agreements and approved deferral agreements where we and the tenant have agreed to certain rent deferral terms and conditions. The typical rent deferral agreement provides that payment of approximately 30% of the cash rent due each month for April, May and June of 2020 is deferred until the first half of 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements. The tenant is not entitled to any reduction or return of any security deposit until the deferred amounts have been repaid.
(4) In general, this represents tenants that have paid partial April cash rent but where we have not agreed to, or commenced negotiations regarding, any formal deferral arrangements. We expect to collect the remainder of these amounts. There can be no assurance we will be successful in these efforts on a timely basis, or at all.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2019 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	6.1
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	17.5
9 Times Square	Nov. 2014	1	167,390	85.8%	7.3
123 William Street	Mar. 2015	1	542,676	92.5%	6.5
1140 Avenue of the Americas	Jun. 2016	1	242,646	79.0%	4.3
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	5.2
196 Orchard Street	Jul. 2019	1	60,297	100.0%	12.6
		8	1,163,061	89.0%	6.8
______

(1)	Calculated on a weighted-average basis as of March 31, 2020, as applicable.

Results of Operations
As of March 31, 2020 and 2019, our overall portfolio occupancy was 89.0% and 94.6%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2020:

Q1 2020
Leasing activity:
New leases: (1)
New leases commenced	4
Total square feet leased	4,227
Annualized straight-line rent per square foot (2)	$160.44
Weighted-average lease term (years) (3)	6.7

Replacement leases: (4)
Replacement leases commenced	3
Square feet	4,227
Annualized straight-line rent per square foot (2)	$162.64
Weighted-average lease term (years) (3)	6.8

Terminated leases: (5)
Number of leases terminated	2
Square feet	8,376
Annualized straight-line rent per square foot (2)	$39.27

Tenant improvements on replacement leases per square foot (6)	$—
Leasing commissions on replacement leases per square foot (6)	$—
_____________________________

(1)	Includes new and replacement (for which additional information is provided below) leases commenced during the quarter.

(2)
Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries (see “— Management Actions” above).

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

Comparison of Three Months Ended March 31, 2020 and 2019
As of March 31, 2020, we owned eight properties, comprising of seven properties acquired prior to January 1, 2019 and one property acquired in July 2019 (“196 Orchard Street”). Our results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily reflect changes due to leasing activity and the impact of our acquisition of 196 Orchard Street.
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.
Revenue from Tenants
Revenue from tenants increased $0.4 million to $17.5 million for the three months ended March 31, 2020, from $17.1 million for the three months ended March 31, 2019. This increase is primarily due to $1.7 million related to the acquisition of 196 Orchard Street in July 2019 offset by a decrease of $1.3 million due to expiration of leases on 1140 Avenue of the Americas and 123 William Street properties.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.5 million to $2.0 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019. This is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers effective on April 1, 2019. See Note 9 — Related Party Transactions and

Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $0.7 million to $8.0 million for the three months ended March 31, 2020 from $7.3 million for the three months ended March 31, 2019. This increase was primarily due to the acquisition of 196 Orchard Street in July 2019 and the increased costs of operating and maintaining our properties, including real estate taxes, utilities, and repairs and maintenance.
General and Administrative Expenses
General and administrative expenses essentially remained flat at $2.0 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.
Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million to $7.5 million for the three months ended March 31, 2020 from $7.4 million for the three months ended March 31, 2019 primarily due to a higher depreciable asset base as a result of the 196 Orchard Street acquisition completed in July 2019.
Interest Expense
Interest expense increased $1.2 million to $4.8 million for the three months ended March 31, 2020, compared to $3.6 million for the three months ended March 31, 2019. The increase was primarily due to a $55.0 million loan entered into in April 2019 secured by our previously unencumbered 9 Times Square property and a $51.0 million loan entered into in July 2019 in connection with the acquisition of our 196 Orchard Street property which was offset by lower interest rates during the period ended March 31, 2020. (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the three months ended March 31, 2020, our weighted average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%. During the three months ended March 31, 2019, the weighted average outstanding balance of our debt was $299.0 million and had a weighted-average effective interest rate of 4.54%.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash provided by operating activities was $4.4 million during the three months ended March 31, 2020 and consisted primarily of a net loss of $6.8 million, adjusted for non-cash items of $7.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $1.8 million. These decreases were partially offset by an increase related to accounts payable and accrued expenses associated with operating activities of $1.1 million, an increase in deferred revenue of $1.4 million, and an increase in straight-line rent receivable of $0.7 million.
Net cash provided by operating activities was $2.4 million during the three months ended March 31, 2019 and consisted primarily of a net loss of $4.6 million, offset by depreciation and amortization for tangible and intangible assets and other non-cash items of $7.2 million, which resulted in net cash inflows of $2.6 million. Net cash provided by operating activities also included an increase in prepaid expenses and other assets of $0.3 million, primarily related to an increase in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and a net cash inflow of $0.4 million for an increase in deferred rent. These increases were partly offset by a $0.2 million decrease related to accounts payable and accrued expenses associated with operating activities.
Cash Flows from Investing Activities
Net cash used in investing activities of $1.0 million during the three months ended March 31, 2020 related to the funding of capital expenditures relating to tenant improvements at 9 Times Square, 123 William Street, and 1140 Avenue of the Americas.
Net cash used in investing activities of $0.7 million during the three months ended March 31, 2019 related to funding of capital expenditures relating to building and tenant improvements at 9 Times Square and 123 William Street.
Cash Flows from Financing Activities
There was no cash financing activity during the three months ended March 31, 2020 and 2019.
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and to consummate future property acquisitions would be adversely affected if a significant number of tenants are unable to meet their obligations to us. In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
As of March 31, 2020, we had cash and cash equivalents of $53.2 million as compared to $51.2 million as of December 31, 2019. Effective as of March 1, 2018, we suspended the distributions we pay to holders of our common stock. Our board of directors will continue to evaluate our performance and assess our distribution policy, however there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, as well as many other variables, including any negative impacts from the COVID-19 pandemic discussed above. There is no assurance that rents from the properties we own or rent from future acquisitions of properties will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. Distributions to our stockholders and repurchases under the SRP are currently suspended, therefore these are not currently a principal demand on our cash flow. The SRP has been suspended since September 25, 2018 and the suspension will remain in effect unless our board of directors authorizes us to resume paying regular cash distributions to our stockholders. For additional information on the SRP, see Note 7 — Common Stock to our unaudited consolidated financial statements found in this Quarterly Report on Form 10-Q.
We expect to fund acquisitions, if any, and operations through a combination of net cash, if any, provided by our current property operations, the operations of properties that may be acquired in the future and proceeds from financings, and we believe that we will have sufficient cash flow to meet our operating needs over the next year. As mentioned above, additional sources of capital may also include proceeds from secured and unsecured financing from banks or other lenders. To the extent we are required to obtain additional financing we may not be able to do so on favorable terms or at all (please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response). However, we do not have any significant debt principal repayments due until 2024.
Mortgage Loans
We have used mortgage financing to acquire properties and have also incurred mortgage loans on previously unencumbered properties resulting in a total of six mortgage loans with an aggregate balance of $405.0 million as of March 31, 2020. Based on debt outstanding as of March 31, 2020, we do not have future anticipated principal payments due on our mortgage notes payable for the remainder of 2020 or the year ended December 31, 2021. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite there have been been a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. Also, we continue to evaluate our strategic alternatives for our 421 W. 54th Street - Hit Factory property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. During the three months ended March 31, 2020, we entered into a purchase and sale agreement to dispose of this property for a contract price of $7.1 million. Subsequent to March 31, 2020, the buyer terminated the transaction and we retained the security deposit of $0.7 million. There can be no assurance we will be able to find a replacement buyer or a new tenant or as to how much, if any, liquidity we will be able to generate from this property.
We planned to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $363.1 and $453.9 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2019 (published on October 25, 2019). As of March 31, 2020, our gross aggregate borrowings were $405.0 million with a weighted-average effective interest rate of 4.35%.
We do not currently anticipate incurring additional indebtedness secured by our existing properties. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
Leasing Activity
We had an occupancy level of 89.0% across our portfolio as of March 31, 2020, as compared to 89.6% as of December 31, 2019. Specifically, the occupancy level at 9 Times Square declined from 90.1% as of December 31, 2019 to 85.8% as of March 31,

2020, due to the expiration of a certain lease during the three months ended March 31, 2020. See —Results of Operations for additional information on leasing activity during the three months ended March 31, 2020.
We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants for leases that had expired or otherwise have been terminated. In furtherance of this goal, we are currently negotiating non-binding letters of intent (“LOIs”) with certain potential tenants at our 9 Times Square and 1140 Avenue of the Americas properties. There can be no assurance these LOIs or negotiations will result in executed leases or that these executed leases will result in increased occupancy across our portfolio or at any particular property. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will drive occupancy rates higher and have extended the average duration of our leases upon commencement of executed leases. While we do not receive cash during initial free rent periods, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
Capital Expenditures
For the three months ended March 31, 2020, we funded $1.0 million of capital expenditures primarily related to tenant improvements at 123 William Street, 9 Times Square, and 1140 Avenue of the Americas. The capital expenditures for the three months ended March 31, 2019 of $0.7 million were primarily related to tenant improvements at 9 Times Square and 123 William Street. For the year ended December 31, 2019, we funded $7.7 million of capital expenditures primarily related to tenant improvements at our 123 William Street, 9 Times Square and 1140 Avenue of the Americas properties. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. We expect the amount we invest in capital expenditures during 2020, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be less than the amount invested in 2019 but not materially higher than that amount. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures.
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
Because of these factors, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
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
Accounting Treatment of Rent Deferrals
We currently anticipate that the majority of the concessions granted to its tenants as a result of the COVID-19 pandemic will be rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of

Financial Condition and Results of Operations for additional information on April rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by deferrals. In addition, since we currently believe that these amounts are collectible, we would not plan to adjust from MFFO the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 - Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss (in accordance with GAAP)	$(6,788)	$(4,584)
Depreciation and amortization	7,519	7,414
FFO (As defined by NAREIT)	731	2,830
Acquisition and transaction related	—	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(362)	(467)
Straight-line rent (revenues as lessor)	(691)	(1,411)
Straight-line ground rent (expenses as lessee)	27	27
MFFO	$(295)	$979
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss (in accordance with GAAP)	$(6,788)	$(4,584)
Other income	(119)	(154)
General and administrative	2,019	1,931
Asset and property management fees to related parties	1,998	1,548
Acquisition and transaction related	—	—
Depreciation and amortization	7,519	7,414
Interest expense	4,832	3,560
Accretion of below- and amortization of above-market lease liabilities and assets, net	(362)	(467)
Straight-line rent (revenue as a lessor)	(691)	(1,411)
Straight-line ground rent (expense as lessee)	27	27
Cash NOI	$8,435	$7,864

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
We did not pay distributions during the year ended December 31, 2019 or the quarter ended March 31, 2020. Our board of directors will continue to evaluate our performance and assess our distribution policy; however, there can be no assurance as to when, or if, we will be able to resume paying distributions or the level at which we may pay them. Our ability to pay distributions in the future will depend on the amount of cash we are able to generate from our operations. The amount of cash available for distributions is affected by many factors, such as capital availability, rental income for acquired properties and our operating expense levels. Our net cash provided by operating activities was approximately $4.4 million for the three months ended March 31, 2020. There is no assurance that rents from the properties we own will increase, or that future acquisitions will increase our cash available for distributions to the level necessary for us to resume paying distributions to our stockholders.
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
The following table reflects the number of shares repurchased cumulatively through March 31, 2020:

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2019	1,259,734	$22.03
Three months ended March 31, 2020	—	—
Cumulative repurchases as of March 31, 2020	1,259,734	$22.03
Contractual Obligations
There were no material changes in our contractual obligations as of March 31, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Election as a REIT
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurances that we will operate in a manner so as to remain qualified for taxation as a REIT. To continue to qualify as a REIT we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2019 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the New York City, U.S. and global economy and financial markets and has already had adverse effects and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic has been rapidly evolving. In New York City, where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local and state authorities that have resulted in many “non-essential” businesses being required to close. A number of our tenants operate businesses that require in-person interactions. Even if not prevented by “shelter-in-place” or “stay-at-home” orders, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. Furthermore, certain categories of tenants, such as retail and certain types of office tenants, such as those that utilize share spaces and co-working, are particularly hard hit by COVID-19 and the resulting economic disruption. Our office tenants may also make adaptions in response to these orders and future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
The COVID-19 pandemic has triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S. economy due to the prolonged existence and threat of the COVID-19 pandemic could cause an economic recession all of which could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the economy. Moreover, a significant downturn in the New York City economy and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in supply chains which may also impact the operations at each of our tenants further impacting their revenues and ability to pay rent when due.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
As a result of these and other factors, tenants that experience deteriorating financial conditions as a result of the outbreak of COVID-19 may be unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. Our portfolio is primarily comprised of office, retail, bank, and restaurant industry tenants with 73% and 15% of April cash rent due from office and retail tenants, respectively. During the month of April 2020, we have collected 77% of April’s cash rent due from our office tenants, 39% of April’s cash rent due from our retail tenants and 73% of April’s cash rent due across our entire portfolio, including 76% of April’s cash rent due from our top 20 tenants (based on the total of April’s cash rent due from our top 20 tenants). We also entered into rent deferral agreements representing approximately 9% of the April cash rent that would have been due in April 2020 permitting these tenants to defer paying approximately 30% of the cash rent due for April, May and June of 2020 until the first half of 2021. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the April 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under the deferral agreements.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums imposed by relevant jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and to fund our ongoing other capital requirements would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations due to, among other factors:

•
difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in our ongoing capital requirements and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund our capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and may have similar effects on our tenants and their ability to fund their business operations and meet their obligations to us;

•
disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;

•	we may not be able to acquire properties in the future;

•
if we are unable to comply with financial covenants and other obligations under of our loans, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;

•	we may recognize impairment charges on our assets;

•
one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•	with respect to our leases, we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;

•
as operating restrictions on our tenants expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel and not all of these costs will be recoverable through reimbursement from tenants;

•	difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;

•	our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption; and

•
increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
Christopher J. Masterson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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