Form 10-Q
period 2020-06-30
New York City REIT, Inc.
filed 2020-08-13
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2020, the registrant had 12,750,255 shares of common stock outstanding, comprised of 3,182,561 shares of Class A common stock and 9,567,694 shares of Class B common stock.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$193,658	$193,658
Buildings and improvements	567,426	565,829
Acquired intangible assets	101,806	103,121
Total real estate investments, at cost	862,890	862,608
Less accumulated depreciation and amortization	(127,941)	(114,322)
Total real estate investments, net	734,949	748,286
Cash and cash equivalents	44,655	51,199
Restricted cash	8,064	7,098
Operating lease right-of-use asset	55,478	55,579
Prepaid expenses and other assets	12,447	8,602
Straight-line rent receivable	23,123	21,649
Deferred leasing costs, net	8,995	8,943
Total assets	$887,711	$901,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$395,802	$395,031
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $272 and $222 at June 30, 2020 and December 31, 2019, respectively)	6,932	7,033
Operating lease liability	54,844	54,866
Below-market lease liabilities, net	15,454	18,300
Derivative liability, at fair value	3,986	1,327
Deferred revenue	4,830	4,250
Total liabilities	481,848	480,807

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,756,927 (1) and 12,755,099 (1) shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	128	128
Additional paid-in capital	686,073	686,026
Accumulated other comprehensive loss	(3,986)	(1,327)
Distributions in excess of accumulated earnings	(276,352)	(264,278)
Total stockholders’ equity	405,863	420,549
Total liabilities and equity	$887,711	$901,356
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from tenants	$18,562	$16,525	$36,039	$33,576

Operating expenses:
Asset and property management fees to related parties	1,844	1,872	3,842	3,420
Property operating	7,217	7,289	15,233	14,625
Acquisition and transaction related	—	18	—	18
General and administrative	2,521	1,862	4,540	3,793
Depreciation and amortization	7,912	7,553	15,431	14,967
Total operating expenses	19,494	18,594	39,046	36,823
Operating loss	(932)	(2,069)	(3,007)	(3,247)
Other income (expense):
Interest expense	(4,995)	(4,069)	(9,827)	(7,629)
Other income	641	311	760	465
Total other expense	(4,354)	(3,758)	(9,067)	(7,164)
Net loss	(5,286)	(5,827)	(12,074)	(10,411)

Other comprehensive loss:
Change in unrealized loss on derivative	(68)	(1,260)	(2,659)	(1,330)
Other comprehensive loss	(68)	(1,260)	(2,659)	(1,330)
Comprehensive loss	$(5,354)	$(7,087)	$(14,733)	$(11,741)

Weighted-average shares outstanding — Basic and Diluted (1)	12,750,066	12,748,421	12,749,895	12,748,276
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(0.41)	$(0.46)	$(0.95)	$(0.82)
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2019	12,755,099	$128	$686,026	$(1,327)	$(264,278)	$420,549
Equity-based compensation	1,828	—	47	—	—	47
Net loss	—	—	—	—	(12,074)	(12,074)
Other comprehensive loss	—	—	—	(2,659)	—	(2,659)
Balance, June 30, 2020	12,756,927	$128	$686,073	$(3,986)	$(276,352)	$405,863

	Three Months Ended June 30, 2020
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, March 31, 2020	12,755,099	$128	$686,049	$(3,918)	$(271,066)	$411,193
Equity-based compensation	1,828	—	24	—	—	24
Net loss	—	—	—	—	(5,286)	(5,286)
Other comprehensive loss	—	—	—	(68)	—	(68)
Balance, June 30, 2020	12,756,927	$128	$686,073	$(3,986)	$(276,352)	$405,863
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock
	Number of Shares (1)	Par Value(1)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2018	12,753,271	$128	$685,940	$—	$(242,388)	$443,680
Share-based compensation	1,828	—	40	—	—	40
Net loss	—	—	—	—	(10,411)	(10,411)
Other comprehensive loss	—	—	—	(1,330)	—	(1,330)
Balance, June 30, 2019	12,755,099	$128	$685,980	$(1,330)	$(252,799)	$431,979

	Three Months Ended June 30, 2019
	Common Stock
	Number of Shares (1)	Par Value(1)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, March 31, 2019	12,753,271	$128	$685,961	$(70)	$(246,972)	$439,047
Share-based compensation	1,828	—	19	—	—	19
Net loss	—	—	—	—	(5,827)	(5,827)
Other comprehensive loss	—	—	—	(1,260)	—	(1,260)
Balance, June 30, 2019	12,755,099	$128	$685,980	$(1,330)	$(252,799)	$431,979
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,074)	$(10,411)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,431	14,967
Amortization of deferred financing costs	771	539
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,252)	(893)
Equity-based compensation	47	40
Changes in assets and liabilities:
Straight-line rent receivable	(1,475)	(2,940)
Straight-line rent payable	54	54
Prepaid expenses, other assets and deferred costs	(4,585)	2,454
Accounts payable, accrued expenses and other liabilities	(624)	(882)
Deferred revenue	580	(1,599)
Net cash (used in) provided by operating activities	(4,127)	1,329
Cash flows from investing activities:
Deposits for real estate investments	—	(4,438)
Capital expenditures	(1,451)	(2,774)
Net cash used in investing activities	(1,451)	(7,212)
Cash flows from financing activities:
Proceeds from mortgage note payable	—	55,000
Payments of financing costs	—	(3,747)
Net cash provided by financing activities	—	51,253
Net change in cash, cash equivalents and restricted cash	(5,578)	45,370
Cash, cash equivalents and restricted cash, beginning of period	58,297	54,801
Cash, cash equivalents and restricted cash, end of period	$52,719	$100,171

Cash and cash equivalents	$44,655	$93,876
Restricted cash	8,064	6,295
Cash, cash equivalents and restricted cash, end of period	$52,719	$100,171

Supplemental Disclosures:
Cash paid for interest	$8,491	$6,979

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	523	1,459
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) was formed to invest its assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. The Company has also purchased for investment purposes certain real estate investment assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types located exclusively in New York City. All such properties may be acquired and owned by the Company alone or jointly with another party. As of June 30, 2020, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
On July 29, 2020, the Company announced that its board of directors had unanimously approved a plan to list the Company’s common stock on the New York Stock Exchange (the “NYSE”) under the symbol “NYC.” On August 5, 2020, in anticipation of the listing, the Company implemented a series of corporate actions involving a 9.72-to-1 reverse stock split, renamed its common stock as Class A common stock and paid a stock dividend of three shares of Class B common stock for every one share of Class A common stock outstanding after the reverse stock split, which resulted in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (collectively, the “Reverse Stock Split”). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on August 5, 2020.
Following these corporate actions, 25% of each stockholder’s shares consisting of Class A common stock and 75% of each stockholder’s shares consisting of Class B common stock. Only shares of Class A common stock will be listed on the NYSE. The shares of Class B common stock will not be listed on the NYSE but will automatically convert into shares of Class A common stock to be listed on the NYSE in three equal tranches over the 360 days following the listing. Except with respect to listing and conversion, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as shares of Class A common stock. Accordingly, the shares of Class A common stock and Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements. The Company anticipates that trading of Class A common stock on the NYSE will commence on or about August 18, 2020, although there can be no assurance as to this timing. There also can be no assurance as to the price at which Class A common stock will trade once listed. The trading price of Class A common stock will be impacted by a number of factors, many of which are outside the Company’s control, and may fluctuate significantly. See Note 13 — Subsequent Events for further details.
On October 24, 2019, the Company’s board of directors approved an estimated net asset value per share of its common stock (the “Estimated Per-Share NAV”) as of June 30, 2019 which was published on October 25, 2019. This was the third annual update of Estimated Per-Share NAV the Company has published. The Company will not estimate per share net asset value following the listing of its Class A common stock on the NYSE.
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
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Advisor contributed $2,020 to the OP in exchange for 37 OP units, after giving effect to the Reverse Stock Split, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2020.
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
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the pandemic has been rapidly evolving, and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The pandemic has had an adverse impact on economic and market conditions and triggered a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of June 30, 2020. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of June 30, 2020 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and has not yet fully reopened. The Company’s properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by the Company.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has experienced delays in rent collections in the second quarter of 2020. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second quarter of 2020, the Company has executed different types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842.
Some, but not all of the Company’s lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, the Company has elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease.
For leases not qualifying for this relief, the Company has applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2020, these leases had an average remaining lease term of 6.6 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company reflected prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$30,162
2021	59,582
2022	55,261
2023	47,302
2024	42,785
Thereafter	196,509
Total	$431,601

The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, the Company is required to assess, based on credit risk, if it is probable that it will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal 2020, this assessment would include consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight line rent receivable accrued will be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with the lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three and six months ended June 30, 2020, the Company reduced lease income by $0.1 million for amounts deemed uncollectable during the period. There were no such reductions recorded during the three or six months ended June 30, 2019.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three and six months ended June 30, 2020 or 2019.
Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of June 30, 2020 and December 31, 2019, the Company did not have any properties held for sale.
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company will evaluate new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three and six months ended June 30, 2020 and 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under a land lease which was previously classified, prior to adoption of ASC 842, and will continue to be classified as an operating lease under transition elections unless subsequently modified. This lease is reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the three and six months ended June 30, 2020 or 2019.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three and six months ended June 30, 2020 or 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). The Company did not have any dispositions during the three and six months ended June 30, 2020 or 2019.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. The Company did not recognize any impairment losses for the three and six months ended June 30, 2020 or 2019.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three or six months ended June 30, 2020 or 2019.
Included in other income for the three- and six month periods ended June 30, 2020, is approximately $0.6 million in income related to the retention of a deposit forfeited by the buyer in the potential sale of the property commonly known as the HIT Factory under a purchase agreement which expired in April 2020.
Significant Tenants
As of June 30, 2020 and December 31, 2019, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
In-place leases(1)	$2,145	$2,227	$3,998	$4,473
Other intangibles	291	291	583	583
Total included in depreciation and amortization	$2,436	$2,518	$4,581	$5,056

Above-market lease intangibles	$285	$336	$570	$672
Below-market lease liabilities (1)	(2,187)	(774)	(2,847)	(1,589)
Total included in revenue from tenants	$(1,902)	$(438)	$(2,277)	$(917)

Below-market ground lease, included in property operating expenses	$12	$12	$25	$24

(1)
In connection with a lease that was terminated during the second quarter of 2020, the Company wrote off approximately $0.6 million of in-place lease amortization, which was included in depreciation and amortization expense in the consolidated statement of operations, and $1.5 million of below-market lease amortization, which was included in revenue from tenants in the consolidated statement of operations.

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2020:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place leases	$3,438	$5,867	$4,751	$3,513	$2,762
Other intangibles	583	937	708	708	708
Total to be included in depreciation and amortization	$4,021	$6,804	$5,459	$4,221	$3,470

Above-market lease assets	$570	$1,079	$991	$842	$512
Below-market lease liabilities	(1,206)	(2,168)	(1,677)	(1,452)	(1,422)
Total to be included in revenue from tenants	$(636)	$(1,089)	$(686)	$(610)	$(910)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2020 and December 31, 2019 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2020	December 31, 2019	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.74%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.18%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.59%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.05%	Fixed		Nov. 2028
9 Times Square	1	55,000	55,000	3.73%	Fixed	(2)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.91%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (3)		(9,198)	(9,969)
Mortgage notes payable, net		$395,802	$395,031
_____________________

(1)
As of June 30, 2020, $2.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.

(2)
Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of June 30, 2020 (see Note 6 — Derivatives and Hedging Activities).

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
Collateral and Principal Payments
Real estate assets and intangible assets of $828.6 million, at cost (net of below-market lease liabilities), at June 30, 2020 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2020:

(In thousands)	Future Minimum Principal Payments
2020 (remainder)	$—
2021	—
2022	—
2023	—
2024	55,000
Thereafter	350,000
Total	$405,000

The Company’s mortgage notes payable require compliance with certain property-level debt covenants. As of June 30, 2020, the Company was in compliance with the debt covenants under its mortgage note agreements.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2020
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(3,986)	$—	$(3,986)
Total	$—	$(3,986)	$—	$(3,986)

December 31, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,327)	$—	$(1,327)
Total	$—	$(1,327)	$—	$(1,327)

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		June 30, 2020		December 31, 2019
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$149,332	$140,000	$151,428
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$102,292	$99,000	$103,340
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$53,037	$50,000	$53,951
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$10,956	$10,000	$11,175
Mortgage note payable — 9 Times Square	3	$55,000	$51,883	$55,000	$54,759
Mortgage note payable — 196 Orchard Street	3	$51,000	$51,380	$51,000	$52,369

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020 and December 31, 2019.

(In thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(3,986)	$(1,327)

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2020 and year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.1 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2020 and December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2020		December 31, 2019
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(300)	$(1,233)	$(2,960)	$(1,302)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(231)	$27	$(301)	$27
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,995	$4,069	$9,827	$7,629

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2020	$—	$(3,986)	$—	$(3,986)	$—	$—	(3,986)
December 31, 2019	$—	$(1,327)	$—	$(1,327)	$—	$—	(1,327)

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.3 million. As of June 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.3 million.
Note 7 — Common Stock
As of June 30, 2020 and December 31, 2019, the Company had 12.8 million shares of common stock outstanding, after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details), including unvested restricted shares and shares issued pursuant to the DRIP.
In 2018, until the Company suspended payment of distributions, the Company paid a monthly distribution equivalent to $3.6754 per annum, per share of common stock, after giving effect to the Reverse Stock Split, payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The Company first established an estimated net asset value per share of its common stock (“Estimated Per-Share NAV”) in 2016. On October 23, 2018, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2018, which was published on October 25, 2018. On October 24, 2019, the Company’s board of directors approved an Estimated Per-Share NAV as of June 30, 2019 which was published on October 25, 2019. This was the third annual update of Estimated Per-Share NAV the Company has published. The Company will not estimate per share net asset value following the listing of its Class A common stock on the NYSE.
Share Repurchase Program
The Company has a share repurchase program (the “SRP”) that enables qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The Company suspended the SRP effective September 25, 2018, and the suspension will remain in effect until the Company announces that it will resume paying regular cash dividends to its stockholders, if it does so at all. Under the SRP, qualifying stockholders may request that the Company repurchase all or a portion of their shares of common stock provided that the amount is at least 25% of the shares held by the stockholder. Additionally, under the SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be considered for repurchase. Additionally, repurchases of shares of the Company’s common stock when requested pursuant to the SRP are at the sole discretion of the Company’s board of directors and generally will be made semiannually (each six-month period ending June 30 or December, a “fiscal semester”). Further, the repurchase price per share is equal to 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester in which the repurchase request was received by the Company.
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
No repurchases were made through the SRP for the three and six months ended June 30, 2020 because the SRP was suspended. If and when the Company’s Class A common stock is listed on the NYSE, the SRP will terminate automatically in accordance with its terms.
When a qualifying stockholder requests a repurchase and the repurchase is approved by the Company’s board of directors, the Company will reclassify the obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2020.

	Numbers of Shares Repurchased(1)	Weighted-Average Price per Share(1)
Cumulative repurchases as of December 31, 2019	518,409	$53.53
Six months ended June 30, 2020	—	—
Cumulative repurchases as of June 30, 2020	518,409	53.53

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan. The dividend of one common share purchase right for each share of the Company’s common stock necessary for the rights plan to become effective has not yet been authorized by the Company’s board of directors.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
As of June 30, 2020, the Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 46.5 years and a weighted-average discount rate of 8.6%. As of June 30, 2020, the Company’s balance sheet includes an ROU asset and liability of $55.5 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and six months ended June 30, 2020, the Company paid cash of $1.2 million and $2.4 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard. The Company paid cash of $1.2 million and $2.4 million and incurred ground rent expense of $1.2 million and $2.4 million during the three and six months ended June 30, 2019, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three and six months ended June 30, 2020.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of June 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$2,373
2021	4,746
2022	4,746
2023	4,746
2024	4,746
Thereafter	207,246
Total lease payments	$228,603
Less: Effects of discounting	(173,759)
Total present value of lease payments	$54,844

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2020 and December 31, 2019, an entity wholly owned by AR Global owned 8,888 shares of the Company’s outstanding common stock.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Accordingly, no acquisition fees have been incurred after November 16, 2018 and no acquisition fees were incurred to the Advisor for the three and six months ended June 30, 2020 or June 30, 2019.
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
The Second Advisory Agreement eliminates financing coordination fees payable to the Advisor. Accordingly, no financing coordination fees have been incurred after November 16, 2018 and no financing coordination fees were incurred to the Advisor for the three and six months ended June 30, 2020 or June 30, 2019.
Asset Management Fees and Variable Management/Incentive Fees
With respect to periods ending prior to October 1, 2015, for its asset management services, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units.” During these periods, the Company caused the OP to issue 65,498 Class B Units, after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details), pursuant to the then effective advisory agreement. The Class B Units are intended to be profits interests, and vest, and are no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equal or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, (the “Economic Hurdle”); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP is a party, as a result of which OP units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the Economic

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Hurdle has been met; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”). Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s independent members of the Board of Directors before the Economic Hurdle has been met.
The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. In July 2020, the Company’s independent directors determined that the Economic Hurdle had been satisfied, however none of the events had occurred, including a listing of the Company’s common stock, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense was recognized in connection with the Class B Units during the three and six months ended June 30, 2020, or in any prior period. The Advisor receives distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2020, the Company’s board of directors had approved the issuance of 65,498 Class B Units (52,398 of which are held by the Advisor), after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details), in connection with the arrangement. Beginning on October 1, 2015, and in lieu of the asset management subordinated participation, the Company began paying a base asset management fee in cash to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The base asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lower of the cost of assets and the estimated fair market value of the Company’s assets as reported in the applicable periodic or current report filed with the SEC disclosing the fair market value.
The Second Advisory Agreement changed the calculation of the base asset management fee to a fixed amount of (x) $0.5 million payable on the first business day of each month plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, however the Advisor may elect to receive OP units or common stock of the Company, or a combination thereof, at the Advisor’s election. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders (although the Company is not currently paying dividends to its stockholders), any cumulative Core Earnings (as defined in the Second Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock.
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
The Company paid cash of $1.5 million and $1.5 million for asset management fees during the three months ended June 30, 2020 and June 30, 2019, respectively, and $3.0 million and $3.0 million during the six months ended June 30, 2020 and June 30, 2019, respectively,
Property Management Fees
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
The Company incurred approximately $0.3 million and $0.4 million in property management fees during the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.8 million and $0.4 million during the six months ended June 30, 2020 and June 30, 2019, respectively.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
The Company began implementing the limits above in the month of December 2018. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2020 were $1.0 million, of which $0.1 million were related to administrative and overhead expenses and $0.9 million were related to salaries, wages, and benefits. For the three months ended June 30, 2019, total reimbursement expenses for administrative and personnel services provided by the Advisor were $0.8 million, of which $0.1 million were related to administrative and overhead expenses and $0.7 million were related to salaries, wages and benefits.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the six months ended June 30, 2020 were $2.0 million, of which $0.4 million related to administrative and overhead expenses and $1.6 million were related to salaries, wages, and benefits. As a result, the Company has met the administrative and overhead expenses limit as described above. For the six months ended June 30, 2019, total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.8 million, of which $0.4 million were related to administrative and overhead expenses and $1.4 million were related to salaries, wages, and benefits.
As part of this reimbursement, the Company paid approximately $0.9 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor that provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. Generally, in prior years, these bonuses would be formally awarded to employees of the Advisor or its affiliates in March and paid out in the year subsequent to the year in which services were rendered to the Company. However, in response to the pandemic, these bonus amounts for 2019 are expected to be formally awarded to employees of the Advisor in September 2020 and paid out to the employees of the Advisor or its affiliates from the fourth quarter of 2020 through the third quarter of 2021.
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—	$—
Financing coordination fees and leasing commissions (1)	—	—	—	6	—	—
Ongoing fees:
Asset and property management fees to related parties (2)	1,844	1,872	3,842	3,420	(11)	(6)	(4)
Professional fees and other reimbursements (3)	1,186	922	2,228	1,955	283	228	(4)
Distributions on Class B units	—	—	—	—	—	—
Total related party operation fees and reimbursements	$3,030	$2,794	$6,070	$5,381	$272	$222

_____________________

(1)
Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within deferred leasing costs, net on the consolidated balance sheets, respectively.

(2)	Beginning on April 1, 2019, property management fees due to the Property Manager are no longer adjusted for reimbursable expenses paid by the Company to third-party property managers.

(3)	Amounts for the three and six months ended June 30, 2020 and 2019 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

(4)	Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.

Fees and Participations Paid in Connection with Liquidation or Listing
Annual Subordinated Performance Fees
Under the Original Advisory Agreement and until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Company’s return to stockholders, payable annually in arrears, such that for any year in which investors received payment of 6.0% per annum, the Advisor was entitled to 15.0% of the excess return, provided that the amount paid to the Advisor did not exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor was not paid unless investors received a return of capital contributions. This fee was to be paid only upon the sale of assets, distributions or other event which resulted in the return on stockholders’ capital exceeding 6.0% per annum. Furthermore, no subordinated performance fees can be incurred after November 16, 2018 and no subordinated performance fees were incurred to the Advisor for the three and six months ended June 30, 2020 and June 30, 2019.
Brokerage Commissions
Under the Original Advisory Agreement and until eliminated in the Second Advisory Agreement effective November 16, 2018, the Company was required to pay a brokerage commission to the Advisor or its affiliates on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Any brokerage commissions payable to the Advisor or its affiliates, were to be subject to approval in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No broker commissions can be incurred after November 16, 2018 and no such fees were incurred during the three and six months ended June 30, 2020 and June 30, 2019.
Subordinated Participation in Real Estate Sales
Pursuant to the limited partnership agreement of the OP, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, New York City Special Limited Partnership, LLC (the “Special Limited Partner”), a subsidiary of AR Global, which is the special limited partner of the OP, will be entitled to receive a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2020 or 2019. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution and subordinated incentive termination distribution described below.
Subordinated Participation in Connection with a Listing
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during three and six months ended June 30, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds described above or the subordinated incentive termination distribution described below.
Termination Payments
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Upon termination or non-renewal of the Company’s advisory agreement with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount, calculated as of the termination date, by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner will not become entitled to the subordinated termination distributions unless as of the termination the Company’s investors were entitled to their capital contributions if the Company were liquidated plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Special Limited Partner may elect to defer its right to receive the subordinated termination distribution until either a listing on a national securities exchange or other liquidity event occurs, subsequently, in which case the Company’s market value will be

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

calculated as of the date of the applicable listing or liquidity event. No such distributions were incurred during the three and six months ended June 30, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive termination distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds above or the subordinated incentive listing distribution described above.
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
These automatic grants are made without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s board of directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares granted as awards under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 617,284 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Restricted share awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends on the same basis as dividends paid on shares of common stock, if any, prior to the time that the restrictions on the restricted shares have lapsed and thereafter. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the six months ended June 30, 2020 and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	5,433	$51.03
Granted	1,828	49.23
Vested	(1,060)	50.93
Unvested, June 30, 2020	6,201	50.52

As of June 30, 2020, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP and is expected to be recognized over a weighted-average period of 3.3 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $24,478 and $20,060 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $46,971 and $41,052 for the six months ended June 30, 2020 or June 30, 2019, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2020 or June 30, 2019.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss (in thousands)	$(5,286)	$(5,827)	$(12,074)	$(10,411)
Basic and diluted weighted average shares outstanding	12,750,066	12,748,421	12,749,895	12,748,276
Basic and diluted net loss per share	$(0.41)	$(0.46)	$(0.95)	$(0.82)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The Company had the following weighted-average common share equivalents as of June 30, 2020 and June 30, 2019, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive. The amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unvested restricted shares	5,835	6,110	5,604	6,110
OP units	37	37	37	37
Class B units	65,498	65,498	65,498	65,498
Total weighted-average anti-dilutive common share equivalents	71,370	71,645	71,139	71,645

Note 13 — Subsequent Events
Corporate Actions
On July 29, 2020, the Company announced that its board of directors had unanimously approved a plan to list the Company’s common stock on the NYSE under the symbol “NYC.” In anticipation of the listing, on August 5, 2020 the Company implemented the Reverse Stock Split, a series of corporate actions, that resulted in a net reduction of 2.43 for every one share of common stock (which has been renamed Class A common stock) outstanding prior to these corporate actions. Specifically, the Company implemented the following series of corporate actions:

•
amended its charter to effect a 9.72-to-1 reverse stock split combining every 9.72 shares of the Company’s common stock, par value $0.01 per share, into one share of common stock, par value $0.0972 per share;

•
amended its charter to reduce the par value of the shares of common stock outstanding after the reverse stock split from $0.0972 per share to $0.01 per share and rename the common stock “Class A common stock;”

•
reclassified 9,750,000 authorized but unissued shares of Class A common stock (equal to approximately three times the number of shares of Class A common stock then issued and outstanding) into shares of Class B common stock, par value $0.01 per share; and

•	declared and paid a stock dividend of three shares of Class B common stock to every holder of record of Class A common
Following the effectiveness of the actions described above and the redemption of all fractional shares, for approximately $0.3 million, of Class A common stock resulting from the Reverse Stock Split for cash, the Company had 12,750,255 shares of common stock outstanding, comprised of 3,182,561 shares of Class A common stock and 9,567,694 shares of Class B common stock.
Except with respect to listing and conversion as described below, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as the shares of Class A common stock. Accordingly, the shares of Class A common stock and the Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements. The Company has applied to list only shares of Class A common stock on the NYSE. The shares of Class B common stock will not be listed on the NYSE. Instead, one-third of the issued and outstanding shares of Class B common stock will automatically convert into shares of Class A common stock and be listed on the NYSE no later than 120 days (or the next business day) following the date Class A common stock is listed on the NYSE. Following this conversion, one-half of the issued and outstanding shares of Class B common stock will automatically convert into shares of Class A common stock and be listed on the NYSE no later than 240 days (or the next business day) following the date Class A common stock is listed on the NYSE. Following this conversion, all issued and outstanding shares of Class B common stock will automatically convert into shares of Class A common stock and be listed on the NYSE no later than 360 days (or the next business day) following the date Class A common stock is listed on the NYSE. If earlier than the conversion dates specified above, shares of Class B common stock will instead convert into shares of Class A common stock on the earlier of (i) the date and time when any rights to purchase the Company’s securities attached to shares of Class A common stock begin to trade separately from the shares of Class A common stock and become exercisable in accordance with the terms of any rights agreement to which the Company is then a party, or (ii) a date and time determined by the Company’s board of directors set forth in a Certificate of Notice filed with the State Department of Assessments and Taxation of Maryland.
The Company anticipates that trading of Class A common stock on the NYSE will commence on or about August 18, 2020, although there can be no assurance as to this timing. There also can be no assurance as to the price at which Class A common stock

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

will trade once listed. The trading price of Class A common stock will be impacted by a number of factors, many of which are outside the Company’s control, and may fluctuate significantly.

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

•
We are not currently paying dividends to our stockholders, and the actual amount and timing of any dividend we may pay in the future cannot be assured and any future dividend remains subject to authorization by our board of directors.

•	Our properties may be adversely affected by economic cycles and risks inherent to New York City;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;

•	We may fail to continue to qualify to be treated as a real estate investment trust for United States federal income tax purposes (“REIT”);

•
We are subject to risks associated with civil unrest, a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses;

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

•
Once our Class A common stock is listed, the trading price of our Class A common stock may fluctuate significantly and the volatility could increase as shares of our Class B common stock convert to Class A common stock;

•
Our ability to fund our capital needs will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the impact of the COVID-19 pandemic on our tenants and other factors outside of our control, and our ability to access capital from outside sources, which may not be available on favorable terms, or at all;

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay dividends; and

•	As of June 30, 2020, we owned only eight properties and therefore have limited diversification.
Overview
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.

In March 2019, we changed our name from American Realty Capital New York City REIT, Inc. to New York City REIT, Inc.
We were formed to invest our assets in office properties located in the five boroughs of New York City, with a focus on Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types located exclusively in New York City. As of June 30, 2020, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On July 29, 2020, we announced that our board of directors had unanimously approved a plan to list our common stock on the New York Stock Exchange (the “NYSE”) under the symbol “NYC.” On August 5, 2020, in anticipation of the listing, we implemented a series of corporate actions involving a 9.72-to-1 reverse stock split, renamed our common stock as Class A common stock and paid a stock dividend of three shares of Class B common stock for every one share of Class A common stock outstanding after the reverse stock split, which resulted in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on August 5, 2020.
Following these corporate actions, 25% of each stockholder’s shares consisting of Class A common stock and 75% of each stockholder’s shares consisting of Class B common stock. Only shares of Class A common stock will be listed on the NYSE. The shares of Class B common stock will not be listed on the NYSE but will automatically convert into shares of Class A common stock to be listed on the NYSE in three equal tranches over the 360 days following the listing. Except with respect to listing and conversion, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as shares of Class A common stock. Accordingly, the shares of Class A common stock and Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements. We anticipate that trading of Class A common stock on the NYSE will commence on or about August 18, 2020, although there can be no assurance as to this timing. There also can be no assurance as to the price at which Class A common stock will trade once listed. The trading price of Class A common stock will be impacted by a number of factors, many of which are outside our control, and may fluctuate significantly. See Note 13 — Subsequent Events to our consolidated financial statements in this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources - Listing Arrangements” below for further details.
On October 23, 2018, our board of directors approved the 2018 Estimated Per-Share NAV equal to $20.26 ($49.23 after giving effect to the Reverse Stock Split). On October 24, 2019, our board of directors approved the 2019 Estimated Per-Share NAV equal to $20.26 ($49.23 after giving effect to the Reverse Stock Split) as of June 30, 2019, which was published on October 25, 2019. We will not estimate per share net asset value following the listing of our Class A common stock on the NYSE. Estimated Per-Share NAV does not represent the price at which shares of Class A common stock will trade on the NYSE after listing or the value a stockholder could realize on an investment in us under other circumstances.
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

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of June 30, 2020, our portfolio had a high occupancy level of 88.6%, the weighted-average remaining term of our leases was 6.6 years (based on annualized straight-line rent).

•
New York City, where all of our properties are located, has been among the hardest hit locations in the country and until it began its phased reopening in June 2020, operated under a mandatory order under which tenants were required to cease all non-essential in-office functions. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as New York’s phased opening continues, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by us.

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

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant government authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the second quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
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
Our portfolio is primarily comprised of office, retail, bank, and restaurant industry tenants with 73% and 12% of second quarter cash rent due from office and retail tenants, respectively. We have collected 88% of second quarter cash rent due from our office tenants, 64% of cash rent due from our retail tenants and 85% of cash rent due across our entire portfolio, including 88% of cash rent due from our top 20 tenants (based on the total of second quarter cash rent due from our top 20 tenants). The table below presents additional information on our second quarter cash rent collection status and is based on available information as of July 31, 2020. Rent collections in July 2020 were materially consistent with the second quarter of 2020 and we expect this trend to continue; however, the cash rent status below may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Second Quarter Cash Rent Status	Total Portfolio
Second quarter cash rent paid (1)	85%
Approved agreements (2)	10%
Agreement negotiation (3)	4%
Other (4)	1%
100%
____________
(1) Represents total of all contractual rents on a cash basis due from tenants as stipulated in the originally executed lease agreements at inception or any lease amendments thereafter prior to an approved agreement.
(2) Consists of executed deferral agreements and approved deferral agreements where we and the tenant have agreed to defer a certain portion of cash rent due on an existing lease. The most common deferral arrangements represent deferral of some or all of the rent due for the second or third quarter of 2020 with such amounts to be paid in 2021. The total amount to be deferred under these agreements was $1.1 million (including $0.6 million through June 30, 2020), representing 12 agreements executed or approved with ten different tenants. Subsequent to June 30, 2020, one additional rent deferral agreement has been executed with another tenant and one abatement agreement has been approved, but not yet executed, as of July 31, 2020. The abatement agreement will provide rent credits for April 1, 2020 through July 14, 2020 and a deferral of rent payable from July 15, 2020 through October 15, 2020 in exchange for a five-year lease extension with a 12.5% increase in base rent during the extension period. However, as this abatement agreement was not yet executed as of July 31, 2020, it had no impact to our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2020.

(3) Represents active tenant discussions where no approved agreement has yet been reached. There can be no assurance that these negotiations will be successful and will lead to formal agreements on favorable terms, or at all.
(4) Consists of tenants who have made a partial payment and/or tenants without active communication on a potential approved agreement. There can be no assurance that such cash rent will be collected.
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
Properties
The following table presents certain information about the investment properties we owned as of June 30, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	5.9
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	17.2
9 Times Square	Nov. 2014	1	167,390	83.8%	7.4
123 William Street	Mar. 2015	1	542,676	89.9%	6.3
1140 Avenue of the Americas	Jun. 2016	1	242,646	84.3%	4.4
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	4.9
196 Orchard Street	Jul. 2019	1	60,297	100.0%	12.4
		8	1,163,061	88.6%	6.6
______

(1)	Calculated on a weighted-average basis as of June 30, 2020, as applicable.

Results of Operations
As of June 30, 2020 and 2019, our overall portfolio occupancy was 88.6% and 94.7%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2020 and June 30, 2020:

	Q1 2020	Q2 2020
Leasing activity:
New leases: (1)
New leases commenced	4	4
Total square feet leased	4,227	15,349
Annualized straight-line rent per square foot (2)	$160.44	$104.35
Weighted-average lease term (years) (3)	6.7	6.2

Replacement leases: (4)
Replacement leases commenced	3	3
Square feet	4,227	15,349
Annualized straight-line rent per square foot (2)	$162.64	$104.44
Weighted-average lease term (years) (3)	6.8	6.2

Terminated leases: (5)
Number of leases terminated	2	3
Square feet	8,376	17,127
Annualized straight-line rent per square foot (2)	$39.27	$52.79

Tenant improvements on replacement leases per square foot (6)	$—	$—
Leasing commissions on replacement leases per square foot (6)	$—	$22.93
_____________________________

(1)	Includes new and replacement (for which additional information is provided below) leases commenced during the quarter.

(2)
Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries (see “— Management Actions” above).

(3)	The weighted-average remaining lease term (years) is based on annualized straight-line rent.

(4)	Represents leases commenced for spaces that had been previously leased in the prior twelve months, including spaces that were vacant at the time of the lease.

(5)	Calculated as of the date of termination for terminated leases and expiration for those leases that have expired.

(6)
Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease commenced, which may be different than the period in which these amounts are actually paid. Does not include tenant improvements and leasing commissions on new leases that are not replacement leases.

In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.
Comparison of Three Months Ended June 30, 2020 and 2019
As of June 30, 2020, we owned eight properties, comprising of seven properties acquired prior to January 1, 2019 and one property acquired in July 2019 (“196 Orchard Street”). Our results of operations for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily reflect changes due to leasing activity and the impact of our acquisition of 196 Orchard Street.
Revenue from Tenants
Revenue from tenants increased $2.1 million to $18.6 million for the three months ended June 30, 2020, from $16.5 million for the three months ended June 30, 2019. Approximately $1.5 million of the increase is attributable to the acquisition of 196 Orchard Street in July 2019 and another $1.5 million is attributable to the write-off of below-market lease amortization due to a lease termination. These increases were offset by decreases of $0.4 million in lease termination fees and $0.5 million due to reduced leasing activity.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager decreased $0.1 million to $1.8 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019. This is primarily due to property management fees being calculated based on cash receipts, which decreased during the three months ended June 30, 2020 as a result of the COVID-19 pandemic. See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses essentially remained flat at $7.2 million for the three months ended June 30, 2020 and June 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $2.5 million for the three months ended June 30, 2020 from $1.9 million for three months ended June 30, 2019. This is primarily due to increased legal fees resulting from COVID-related lease agreement negotiations, as well as increased legal fees resulting from our plan to list our Class A common stock on the NYSE. See Note 13 - Subsequent Events to our consolidated financial statements in this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources - Listing Arrangements” below for further details on the listing.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2020 were $1.0 million, of which $0.1 million were related to administrative and overhead expenses and $0.9 million were related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. As of June 30, 2020, the annual limit on reimbursement for administrative and overhead expenses had been reached and the annual limit on reimbursements for salaries, wages, and benefit was on pace to be reached before the end of the year. See Note 9 - Related Party Transactions and Arrangements for further details. Accordingly, we expect reimbursements to our Advisor will be lower in the final two quarters of 2020.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million to $7.9 million for the three months ended June 30, 2020 from $7.6 million for the three months ended June 30, 2019, which is attributable to a higher depreciable asset base as a result of the 196 Orchard Street acquisition completed in July 2019 as well as tenant improvement write-offs of $0.4 million associated with lease terminations recorded during the three months ended June 30, 2020.
Interest Expense
Interest expense increased $0.9 million to $5.0 million for the three months ended June 30, 2020, compared to $4.1 million for the three months ended June 30, 2019. Approximately $0.6 million of this increase is related to the $51.0 million loan entered into in July 2019 in connection with the acquisition of 196 Orchard Street while the remaining $0.3 million is related to approximately one additional month of interest in 2020 on the loan encumbering 9 Times Square, which was closed on April 26, 2019 (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the three months ended June 30, 2020, our weighted average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%. During the three months ended June 30, 2019, the weighted average outstanding balance of our debt was $338.9 million and had a weighted-average effective interest rate of 4.41%.
Other Income
Other income increased by approximately $0.3 million to $0.6 million for the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019. Approximately $0.6 million of this related to the recognition of income from the retention of a deposit forfeited by the buyer on the potential sale of the property commonly known as the HIT Factory under a purchase agreement which expired in April 2020. This increase was partially offset by a decline in interest income on invested cash due to a decline in rates.
Comparison of Six Months Ended June 30, 2020 and 2019
As of June 30, 2020, we owned eight properties, comprising seven properties acquired prior to January 2019 and our 196 Orchard Street property acquired in July 2019. Our results of operations for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily reflect changes due to leasing activity and the impact of our acquisition 196 Orchard Street properties.
Revenue from Tenants
Revenue from tenants increased $2.4 million to $36.0 million for the six months ended June 30, 2020, from $33.6 million for the six months ended June 30, 2019 primarily due to an increase of $2.9 million related to the acquisition of 196 Orchard Street in July 2019 and another increase of $1.5 million related to the write-off of below-market lease amortization in connection with a lease termination in the current period. These increases were offset by a decrease of approximately $0.6 million from lease termination fees recorded in the prior year period and a $1.4 million decrease due to reduced leasing activity.

Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.4 million to $3.8 million for the six months ended June 30, 2020 from $3.4 million for the six months ended June 30, 2019.This is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers beginning on April 1, 2019. See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $0.6 million to $15.2 million for the six months ended June 30, 2020 from $14.6 million for the six months ended June 30, 2019. This increase was primarily due to the acquisition of 196 Orchard Street in July 2019 and the increased costs of maintaining our properties, as well as higher non-reimbursable costs such as condo and legal fees.
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the six months ended June 30, 2020 and $18,000 of acquisition and transaction related expenses for the six months ended June 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $0.7 million to $4.5 million for the six months ended June 30, 2020 compared to $3.8 million for the six months ended June 30, 2019. This is primarily due to increased legal fees resulting from COVID-related lease agreement negotiations, as well as increased legal fees resulting from our plan to list our Class A common stock on the NYSE. See Note 13 — Subsequent Events to our consolidated financial statements in this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources - Listing Arrangements” below for further details.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the six months ended June 30, 2020 were $2.0 million, of which $0.4 million related to administrative and overhead expenses and $1.6 million were related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit As of June 30, 2020, the annual limit on reimbursement for administrative and overhead expenses had been reached and the annual limit on reimbursements for salaries, wages, and benefit was on pace to be reached before the end of the year. See Note 9 - Related Party Transactions and Arrangements for further details. Accordingly, we expect reimbursements to our Advisor will be lower in the final two quarters of 2020.
Depreciation and Amortization
Depreciation and amortization expense increased $0.4 million to $15.4 million for the six months ended June 30, 2020, compared to $15.0 million for the six months ended June 30, 2019 primarily due to a higher depreciable asset base as a result of the 196 Orchard Street acquisition completed in July 2019 and $0.4 million of tenant improvement write-offs associated with lease terminations recorded during the current year.
Interest Expense
Interest expense increased $2.2 million to $9.8 million for the six months ended June 30, 2020, from $7.6 million for the six months ended June 30, 2019. The increase was primarily due to the loans we entered into in April 2019 secured by 9 Times Square and July 2019 in connection with the acquisition of 196 Orchard Street (see Note 4 - Mortgage Notes Payable, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the six months ended June 30, 2020, our weighted average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%. During the six months ended June 30, 2019, our weighted average outstanding debt balance was $319.1 million with a weighted-average effective interest rate of 4.41%.
Other Income
Other income increased by approximately $0.3 million to $0.8 million for the six months ended June 30, 2020, compared to $0.5 million for the six months ended June 30, 2019. Approximately $0.6 million of this related to the recognition of income from the retention of a deposit forfeited by the buyer on the potential sale of the property commonly known as the HIT Factory under a purchase agreement which expired in April 2020. This increase was partially offset by a decline in interest income on invested cash due to a decline in rates.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Net cash used in operating activities was $4.1 million during the six months ended June 30, 2020 and consisted primarily of a net loss of $12.1 million, adjusted for non-cash items of $14.0 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $4.6 million, which was partially offset by decreases related to accounts payable and accrued expenses associated with operating activities of $0.6 million and by increases relating to additional deferred revenue (prepaid rent) received of $0.6 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $1.5 million during the six months ended June 30, 2020 related to the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street, and 1140 Avenue of the Americas.
Net cash used in investing activities of $7.2 million during the six months ended June 30, 2019 related to funding of capital expenditures relating to tenant improvements at 9 Times Square and 123 William Street of $2.8 million and a deposit for the 196 Orchard Street acquisition of $4.4 million.
Cash Flows from Financing Activities
There was no cash financing activity during the six months ended June 30, 2020.
Net cash provided by financing activities was $51.3 million during the six months ended June 30, 2019 related to proceeds from mortgage notes payable of $55.0 million offset by payment of $3.7 million relating to financing costs.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. In connection with the planned listing of our Class A common stock on the NYSE, our board of directors intends to reinstate distributions to our common stockholders, which have been suspended since March 2018, based on an amount per annum, taking into account the Reverse Stock Split, equal to $0.40 per share of our common stock. The reinstated distributions would be payable as dividends in arrears on a quarterly basis to holders of record on a single quarterly record date, with the first dividend payable in October 2020 in a partial quarterly amount covering the period from the date on which shares commence trading on the NYSE through September 30, 2020. The actual amount and timing of any dividend we ultimately pay cannot be assured and remain subject to authorization from our board of directors.
As of June 30, 2020, we had cash and cash equivalents of $44.7 million as compared to $51.2 million as of December 31, 2019.
Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the second quarter of 2020, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital needs. The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations. In addition to the discussion below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response. Due to rent deferrals and the other impacts of COVID-19, as well as the terms of our leases, we anticipate we may continue to fund a portion of those costs until at least the first quarter of 2021. We do not have any significant debt principal repayments due until 2024, and we believe that we will have sufficient cash flow to meet our operating needs over the next year. We expect to fund our future capital needs, whether for acquisitions or share repurchases, if authorized, through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future, dispositions and proceeds from future equity offerings and debt financings.

Please see Item 1.A. “Risk Factors. - Our ability to fund our capital needs will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the impact of the COVID-19 pandemic on our tenants and other factors outside of our control, and our ability to access capital from outside sources, which may not be available on favorable terms, or at all.”

Mortgage Loans
We have used mortgage financing to acquire properties and have also incurred mortgage loans on previously unencumbered properties resulting in a total of six mortgage loans with an aggregate balance of $405.0 million as of June 30, 2020. Based on debt outstanding as of June 30, 2020, we do not have future anticipated principal payments due on our mortgage notes payable for the remainder of 2020 or the year ending December 31, 2021. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital to the extent we acquire additional properties or share repurchases, if authorized. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. Also, we continue to evaluate our strategic alternatives for our 421 W. 54th Street - Hit Factory property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. During the three months ended March 31, 2020, we entered into a purchase and sale agreement to dispose of this property for a contract price of $7.1 million. During the three months ended June 30, 2020, the buyer terminated the transaction and we retained the security deposit of $0.7 million. There can be no assurance we will be able to find a replacement buyer or a new tenant or as to how much, if any, liquidity we will be able to generate from this property. Moreover, because the property is unoccupied, it does not generate any revenues that offset the cost of owning and maintaining the property.
We planned to increase our indebtedness over time such that aggregate borrowings are closer to 40% to 50% of the aggregate fair market value of our assets, or approximately $363.1 and $453.9 million, respectively, based on the fair market value of our real estate assets established in connection with the approval by our independent board of directors of our Estimated Per-Share NAV as of June 30, 2019 (published on October 25, 2019). As of June 30, 2020, our gross aggregate borrowings were $405.0 million with a weighted-average effective interest rate of 4.35%.
We do not currently anticipate incurring additional indebtedness secured by our existing properties. At the date of acquisition of any asset, we anticipate that the cost of investment for the asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding our target leverage levels.
Leasing Activity
We had an occupancy level of 88.6% across our portfolio as of June 30, 2020, as compared to 89.6% as of December 31, 2019. Specifically, the occupancy level at 9 Times Square declined from 90.1% as of December 31, 2019 to 83.8% as of June 30, 2020, due to the expiration and termination of leases during the six months ended June 30, 2020, which was offset by the occupancy level at 1140 Avenue of the Americas increasing from 79.0% as December 31, 2019 to 84.3% as of June 30, 2020 due to the commencement of a lease of a property that had been vacant for less than 12 months during the three months ended June 30, 2020. See —Results of Operations for additional information on leasing activity during the three months ended June 30, 2020.
Subsequent to June 30, 2020, a lease amendment was executed for a tenant located at 1140 Avenue of the Americas which extends the term of the original lease by 10 years (assuming the tenant does not exercise an option to terminate extension of the term after five years (in 2028) upon payment of a termination fee) and increases the annual rent in comparison to the original agreement. We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants for leases that had expired or otherwise have been terminated. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will drive occupancy rates higher and have extended the average duration of our leases upon commencement of executed leases. While we do not receive cash during initial free rent periods, which has impacted and may continue to impact the net cash provided by our property operations in recent periods adversely, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
Capital Expenditures
For the six months ended June 30, 2020, we funded $1.5 million of capital expenditures primarily related to tenant improvements at 123 William Street, 9 Times Square, and 1140 Avenue of the Americas. The capital expenditures for the six months ended June 30, 2019 of $2.8 million were primarily for improvements at 9 Times Square and 123 William Street. For the year ended December 31, 2019, we funded $7.7 million of capital expenditures primarily for tenant improvements at our 123 William Street, 9 Times Square and 1140 Avenue of the Americas properties. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. We expect the amount we invest in capital expenditures during 2020, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be less than the amount invested in 2019 but not materially higher than that amount. The recent economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Listing Arrangements
In connection with the approval of the plan to list shares of Class A common stock on the NYSE by our board of directors, our independent directors, acting as a group, also approved certain arrangements which will become effective when trading of Class A common stock commences and will impact our results of operations in future periods if the listing occurs. These arrangements include:

•
in accordance with the terms of the existing agreement of limited partnership agreement of our OP, a listing note agreement evidencing the right of the affiliate of our Advisor that is the special limited partner of the OP to receive subordinated incentive listing distributions from the OP (See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding the applicable terms of the existing agreement of limited partnership agreement of our OP);

•
a performance-based equity award to the Advisor that may be earned and become vested based on our achievement of total stockholder return goals over a three-year performance period, which will be in the form of a new series of units of limited partnership in the OP designated as “LTIP Units” (“LTIP Units”) that, when earned and vested, may become convertible in units of limited partnership in the OP that are redeemable, on a one-for-one basis, for, at our election, shares of common stock or the cash equivalent thereof;

•
a total of 65,498 units of limited partnership in the OP designated as “Class B Units,” including 52,398 Class B Units held by the Advisor, converting into units of limited partnership in the OP designated as “OP Units" in accordance with their terms and all 52,435 OP Units then-held by the Advisor being redeemed for an equal number of shares of Class A common stock (see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report Form 10-Q for further details regarding the applicable terms of the Class B Units);

•
an amendment to our advisory agreement with our Advisor to adjust the thresholds of core earnings per adjusted share necessary to calculate the variable management fee to reflect the impact of the Reverse Stock Split that occurred on August 5, 2020 (See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our advisory agreement with our Advisor); and

•
an increase in the value of the annual award of restricted shares of common stock that is made to our independent directors in connection with each annual meeting of stockholders from $30,000 to $65,000.

In addition, our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the listing. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of June 30, 2020, we had cash and cash equivalents of approximately $44.7 million and had total principal amount of debt outstanding of approximately 46% of our total assets.
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
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to pay dividends and other distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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
Accounting Treatment of Rent Deferrals
The majority of the concessions granted to its tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of

Operations for additional information on second quarter 2020 lease amendments). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by these types of deferrals. In addition, since we currently believe that these amounts are collectible, we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020 (1)	2019	2020 (1)	2019
Net loss (in accordance with GAAP)	$(5,286)	$(5,827)	$(12,074)	$(10,411)
Depreciation and amortization	7,912	7,553	15,431	14,967
FFO (As defined by NAREIT)	2,626	1,726	3,357	4,556
Acquisition and transaction related	—	18	—	18
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,890)	(426)	(2,252)	(893)
Straight-line rent (revenues as lessor)	(784)	(1,529)	(1,475)	(2,940)
Straight-line rent (rent deferral agreements) (2)	628	—	628	—
Straight-line ground rent (expenses as lessee)	27	27	54	54
MFFO	$607	$(184)	$312	$795
___________
(1) Included in Net loss, FFO and MFFO for the three and six month periods ended June 30, 2020 is other income of approximately $0.6 million related to the recognition of income from the retention of a deposit forfeited by the potential buyer on the potential sale of the property commonly known as the HIT Factory pursuant to a purchase agreement which expired in April 2020.
(2) Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be cash, for purposes of MFFO, that is expected to be collected.
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss (in accordance with GAAP)	$(5,286)	$(5,827)	$(12,074)	$(10,411)
Other income	(641)	(311)	(760)	(465)
General and administrative	2,521	1,862	4,540	3,793
Asset and property management fees to related parties	1,844	1,872	3,842	3,420
Acquisition and transaction related	—	18	—	18
Depreciation and amortization	7,912	7,553	15,431	14,967
Interest expense	4,995	4,069	9,827	7,629
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,890)	(426)	(2,252)	(893)
Straight-line rent (revenue as a lessor)	(784)	(1,529)	(1,475)	(2,940)
Straight-line ground rent (expense as lessee)	27	27	54	54
Cash NOI	$8,698	$7,308	$17,133	$15,172
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
We did not pay distributions during the year ended December 31, 2019 or the three or six months ended June 30, 2020. In connection with the planned listing of our Class A common stock on the NYSE, our board of directors intends to reinstate distributions to our common stockholders based on an amount per annum, taking into account the Reverse Stock Split, equal to $0.40 per share of our common stock. The reinstated distributions would be payable as dividends in arrears on a quarterly basis to holders of record on a single quarterly record date, with the first dividend payable in October 2020 in a partial quarterly amount covering the period from the date on which shares commence trading on the NYSE through September 30, 2020. The actual amount and timing of any dividend we ultimately pay cannot be assured and remain subject to authorization from our board of directors. Our ability to pay dividends and other distributions in the future will depend in part on the amount of cash we are able to generate from our operations. The amount of cash available for dividends is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, among others. Our net cash used in operating activities was approximately $4.1 million for the six months ended June 30, 2020. There is no assurance that rents from the properties we own or may acquire in the future will increase our cash or that sufficient cash will be available for us to resume paying dividends to our stockholders at the rate we have announced, or at all.

Share Repurchase Program
Although our board of directors adopted the SRP to provide stockholders with interim liquidity by enabling them, subject to significant conditions and limitations, to sell their shares back to us after having held them for at least one year, the SRP has been suspended, and there can be no assurance as to when or if it will be reactivated, and on what terms. Under the SRP, which first became effective as of December 31, 2015, shares were repurchased on a semi-annual basis. If and when our Class common stock is listed on the NYSE, the SRP will terminate automatically in accordance with its terms.
The following table reflects the number of shares repurchased cumulatively through June 30, 2020 and has been retroactively adjusted for the Reverse Stock Split:

	Numbers of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2019	518,409	$53.53
Six months ended June 30, 2020	—	—
Cumulative repurchases as of June 30, 2020	518,409	53.53
Contractual Obligations
There were no material changes in our contractual obligations as of June 30, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 8.01. “Other Events” of our Current Report on Form 8-K filed with the SEC on May 19, 2020 (which is incorporated by reference herein), except as set forth below.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the New York City, U.S. and global economy and financial markets and has had adverse effects and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic has been rapidly evolving. In New York City, where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, initially including “shelter-in-place” or “stay-at-home” orders issued by local and state authorities under which tenants were required to cease all “non-essential” in-office functions. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York began its re-opening process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate. A number of our tenants operate businesses that require in-person interactions. Even for businesses that have not been forced to close or have been permitted to reopen, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. Furthermore, certain categories of tenants, including retail and certain types of office tenants, such as those that utilize share spaces and co-working, are particularly hard hit by COVID-19 and the resulting economic disruption. Our office tenants have also had to make adaptions in response to these orders and current and future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
The COVID-19 pandemic has triggered a decrease in global economic activity that has resulted in a global recession. A sustained downturn in the U.S. economy due to the prolonged existence and threat of the COVID-19 pandemic could further impact the ability of certain of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the economy. Moreover, the significant downturn in the New York City economy and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
In addition, the COVID-19 pandemic has also led to disruptions in operations at manufacturing facilities and distribution centers in many countries, which could impact supply chains and the operations of certain of our tenants, further impacting their revenues and ability to pay rent when due.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not have been eligible for or may not have been successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. Our portfolio is primarily comprised of office, retail, bank, and restaurant industry tenants with 73% and 12% of second quarter 2020 cash rent due from office and retail tenants, respectively. During the second quarter 2020, we have collected 88% of cash rent due from our office tenants, 64% of cash rent due from our retail tenants and 85% of cash rent due across our entire portfolio, including 88% of cash rent due from our top 20 tenants (based on the total of cash rent due from our top 20 tenants for second quarter 2020).
We also entered into rent deferral agreements representing approximately 10% of the second quarter 2020 cash rent that would have been due in second quarter 2020. The most common agreements permit these tenants to defer paying some or all of second or third quarter cash rent due with such amounts to be paid in 2021. As of June 30, 2020, the total amount to be deferred under these agreements in 2020 was $1.1 million (including $0.6 million through June 30, 2020), representing 12 agreements executed or approved with nine different tenants. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the second quarter 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 or 2022 under the deferral agreements.
Any failure of our tenants to properly implement or deploy their business continuity plans, or the ineffectiveness of those plans, could have a material, adverse effect on our tenants’ businesses and thus our ability to collect rents in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to an executive order in New York State providing a temporary moratorium on evictions of commercial tenants experiencing hardship due to the COVID-19 pandemic. Similar moratoriums in the future may have a similar impact. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, and our ability to pay dividends and other distributions, service our debt obligations and to fund our ongoing other capital requirements would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
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

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the efficacy of any vaccines or other remedies developed, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. In addition to the risk factors contained herein, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Once our Class A common stock is listed, the trading price of our Class A common stock may fluctuate significantly.
The trading price of our Class A common stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, many of which are out of our control. Current economic conditions caused by the COVID-19 pandemic create heightened uncertainty and could increase the impact of one or more of these factors.
Among the factors that could affect trading price are:
•our financial condition and performance;
•our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing or other capital for those acquisitions;
•the financial condition of our tenants, including tenant bankruptcies or defaults;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•the amount and frequency of our dividend payments;
•additional sales of equity securities, including Class A common stock, or the perception that additional sales may occur;
•because there is currently no established market for shares of our common stock and stockholders desiring to sell their shares have had limited opportunities and options, there may be substantial downward pressure in trading price resulting from stockholders desiring to sell or the perception that sales might occur;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;
•our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;
•uncertainty and volatility in the equity and credit markets;
•fluctuations in interest rates;
•changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analyst revenue or earnings estimates;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of investment in our shares by institutional investors;
•the extent of short-selling of our shares;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•failure to maintain our REIT status;
•changes in tax laws;
•economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and other filings we make with the SEC.
Our ability to fund our capital needs will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the impact of the COVID-19 pandemic on our tenants and other factors outside of our control, and our ability to access capital from outside sources, which may not be available on favorable terms, or at all.
As of June 30, 2020, we had cash and cash equivalents of $44.7 million as compared to $51.2 million as of December 31, 2019. Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the second quarter of 2020, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital needs. Funding these needs with cash on hand reduces the amount of capital available for other uses, which could adversely impact our business and the value of an investment in our common stock.
Although our board of directors intends to reinstate distributions as dividends to the holders of our common stock, the amount and timing of any dividend cannot be assured and remain subject to authorization from our board of directors. In addition, our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the listing. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. We expect that any dividend payments or share repurchases, if completed, would be funded from cash on hand unless we are able to use a different source to fund these needs.
Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and our business. Equity and debt capital may not be available on favorable terms, or at all. Moreover, there can be no assurance the amount of capital we are able to generate will be sufficient to meet our capital needs, which could adversely impact our business and the value of an investment in our common stock. We may only incur additional indebtedness on all of our properties except the property commonly known as the Hit Factory (which we are marketing for sale) with the consent of the existing lenders, which may not be granted on favorable terms, or at all. Any future indebtedness we may incur may impose restrictions on us that affect our ability to pay dividends and other distribution ability as well as other restrictions, including financial covenants, that would decrease our operating and financial flexibility and our ability to achieve our operating objectives. There can be no assurance we will be able to raise additional equity capital on acceptable terms following the listing. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our common stock. The issuance of shares of preferred stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
On May 22, 2020, we awarded 1,481 restricted shares of common stock to each of our three independent directors under our employee and director incentive restricted share plan. The restricted shares vest over a five-year period beginning on May 11, 2020 in increments of 20% per annum. These awards were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
Christopher J. Masterson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT, Inc.
3.2 (2)	Articles of Amendment for American Realty Capital New York City REIT, Inc., dated March 13, 2019.
3.3 (1)	Amended and Restated Bylaws of American Realty Capital New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
4.1 (3)	Rights Agreement, dated May 18, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A., as Rights Agent
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_______
* Filed herewith
(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.
(2) Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(3) Filed as an exhibit to our Form 8-K filed with the SEC on May 19, 2020.
(4) Filed as an exhibit to our Form 8-K filed with the SEC on August 5, 2020.