Form 10-Q
period 2020-09-30
New York City REIT, Inc.
filed 2020-11-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39448
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
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	NYC	New York Stock Exchange
Class A Preferred Stock Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2020, the registrant had 12,802,690 shares of common stock outstanding, comprised of 3,234,996 shares of Class A common stock and 9,567,694 shares of Class B common stock.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$193,658	$193,658
Buildings and improvements	568,134	565,829
Acquired intangible assets	98,412	103,121
Total real estate investments, at cost	860,204	862,608
Less accumulated depreciation and amortization	(132,418)	(114,322)
Total real estate investments, net	727,786	748,286
Cash and cash equivalents	39,088	51,199
Restricted cash	9,700	7,098
Operating lease right-of-use asset	55,427	55,579
Prepaid expenses and other assets (includes amounts due from related parties of $407 and $0 at September 30, 2020 and December 31, 2019, respectively)	11,080	8,602
Straight-line rent receivable	25,231	21,649
Deferred leasing costs, net	9,643	8,943
Total assets	$877,955	$901,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$396,188	$395,031
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $167 and $222 at September 30, 2020 and December 31, 2019, respectively)	6,831	7,033
Operating lease liability	54,832	54,866
Below-market lease liabilities, net	14,517	18,300
Derivative liability, at fair value	3,722	1,327
Deferred revenue	5,490	4,250
Total liabilities	481,580	480,807

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,802,690 and 12,755,099 (1) shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	129	128
Additional paid-in capital	686,690	686,026
Accumulated other comprehensive loss	(3,722)	(1,327)
Distributions in excess of accumulated earnings	(288,640)	(264,278)
Total stockholders’ equity	394,457	420,549
Non-controlling interests	1,918	—
Total equity	396,375	420,549
Total liabilities and equity	$877,955	$901,356
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from tenants	$16,997	$18,643	$53,035	$52,219

Operating expenses:
Asset and property management fees to related parties	1,879	1,962	5,721	5,382
Property operating	8,300	8,026	23,533	22,651
Acquisition, transaction and other costs	—	—	—	18
Listing expenses	1,299	—	1,299	—
Vesting and conversion of Class B Units	1,153	—	1,153	—
Equity-based compensation	1,711	24	1,758	64
General and administrative	1,234	1,176	5,727	4,929
Depreciation and amortization	8,639	7,804	24,070	22,771
Total operating expenses	24,215	18,992	63,261	55,815
Operating loss	(7,218)	(349)	(10,226)	(3,596)
Other income (expense):
Interest expense	(5,089)	(4,681)	(14,915)	(12,310)
Other income	19	221	779	686
Total other expense	(5,070)	(4,460)	(14,136)	(11,624)
Net loss attributable to common stockholders	$(12,288)	$(4,809)	$(24,362)	$(15,220)

Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative	264	(547)	(2,395)	(1,877)
Other comprehensive income (loss)	264	(547)	(2,395)	(1,877)
Comprehensive income (loss)	$(12,024)	$(5,356)	$(26,757)	$(17,097)

Weighted-average shares outstanding — Basic and Diluted (1)	12,772,176	12,749,456	12,757,376	12,748,674
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(0.96)	$(0.38)	$(1.91)	$(1.19)
_____
(1) Prior period amounts retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock
	Number of Shares		Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	12,755,099	(1)	$128	(1)	$686,026	(1)	$(1,327)	$(264,278)	$420,549	$—	$420,549
Redemption of fractional shares of common stock and restricted shares	(6,672)		—		(328)		—	—	(328)	—	(328)
Vesting and conversion of Class B Units	52,398		1		921		—	—	922	231	1,153
Redemption of Class A Units	37		—		—		—	—	—	—	—
Equity-based compensation	1,828		—		71		—	—	71	1,687	1,758
Net loss	—		—		—		—	(24,362)	(24,362)	—	(24,362)
Other comprehensive loss	—		—		—		(2,395)	—	(2,395)	—	(2,395)
Balance, September 30, 2020	12,802,690		$129		$686,690		$(3,722)	$(288,640)	$394,457	$1,918	$396,375

	Three Months Ended September 30, 2020
	Common Stock
	Number of Shares		Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2020	12,756,927	(1)	$128	(1)	$686,073	(1)	$(3,986)	$(276,352)	$405,863	$—	$405,863
Redemption of fractional shares of common stock and restricted shares	(6,672)		—		(328)		—	—	(328)	—	(328)
Vesting and conversion of Class B Units	52,398		1		921		—	—	922	231	1,153
Redemption of Class A Units	37		—		—		—	—	—	—	—
Equity-based compensation	—		—		24		—	—	24	1,687	1,711
Net loss	—		—		—		—	(12,288)	(12,288)	—	(12,288)
Other comprehensive income (loss)	—		—		—		264	—	264	—	264
Balance, September 30, 2020	12,802,690		$129		$686,690		$(3,722)	$(288,640)	$394,457	$1,918	$396,375

_____

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock
	Number of Shares (1)	Par Value(1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2018	12,753,271	$128	$685,940	$—	$(242,388)	$443,680
Equity-based compensation	1,828	—	64	—	—	64
Net loss	—	—	—	—	(15,220)	(15,220)
Other comprehensive loss	—	—	—	(1,877)	—	(1,877)
Balance, September 30, 2019	12,755,099	$128	$686,004	$(1,877)	$(257,608)	$426,647

	Three Months Ended September 30, 2019
	Common Stock
	Number of Shares (1)	Par Value(1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, June 30, 2019	12,755,099	$128	$685,980	$(1,330)	$(252,799)	$431,979
Equity-based compensation	—	—	24	—	—	24
Net loss	—	—	—	—	(4,809)	(4,809)
Other comprehensive loss	—	—	—	(547)	—	(547)
Balance, September 30, 2019	12,755,099	$128	$686,004	$(1,877)	$(257,608)	$426,647
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,362)	$(15,220)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,070	22,771
Amortization of deferred financing costs	1,157	919
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,807)	(1,459)
Equity-based compensation	1,758	64
Vesting and conversion of Class B Units	1,153	—
Changes in assets and liabilities:
Straight-line rent receivable	(3,582)	(4,207)
Straight-line rent payable	82	82
Prepaid expenses, other assets and deferred costs	(4,232)	198
Accounts payable, accrued expenses and other liabilities	(496)	(3,060)
Deferred revenue	1,240	(544)
Net cash used in operating activities	(6,019)	(456)
Cash flows from investing activities:
Investments in real estate	—	(38,265)
Capital expenditures	(3,162)	(5,567)
Net cash used in investing activities	(3,162)	(43,832)
Cash flows from financing activities:
Proceeds from mortgage note payable	—	55,000
Payments of financing costs	—	(3,948)
Redemption of fractional shares of common stock and restricted shares	(328)	—
Net cash used in financing activities	(328)	51,052
Net change in cash, cash equivalents and restricted cash	(9,509)	6,764
Cash, cash equivalents and restricted cash, beginning of period	58,297	54,801
Cash, cash equivalents and restricted cash, end of period	$48,788	$61,565

Cash and cash equivalents	$39,088	$53,818
Restricted cash	9,700	7,747
Cash, cash equivalents and restricted cash, end of period	$48,788	$61,565

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	294	837
Proceeds from mortgage notes payable used to fund acquisition of real estate	—	51,000
Mortgage notes payable released in connection with acquisition of real estate	—	(51,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is a real estate investment trust that owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company was formed to invest in office properties and has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types located exclusively in New York City. As of September 30, 2020, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
The Company was incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through the OP.
The Company has no employees. New York City Advisors, LLC (the “Advisor”) manages the Company’s affairs on a day-to-day basis and New York City Properties, LLC (the “Property Manager”) manages the Company’s properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these entities receive compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets.
On August 5, 2020, in anticipation of the listing of the Company’s Class A common stock on the New York Stock Exchange (”NYSE”) under the symbol “NYC” (the “Listing”), the Company implemented a series of corporate actions involving a 9.72-to-1 reverse stock split, renamed its common stock as Class A common stock and paid a stock dividend of three shares of Class B common stock for every one share of Class A common stock outstanding after the reverse stock split, which resulted in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. For additional information related to these corporate actions, see Note 7 – Stockholders’ Equity.
On August 18, 2020 (the “Listing Date”), the Company completed the Listing. To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 25% of its outstanding shares of common stock, on the NYSE on the Listing Date. The Company’s other class of outstanding stock is Class B common stock, which comprised approximately 75% of the Company’s outstanding shares of common stock at that time. The outstanding shares of Class B common stock will automatically convert into shares of Class A common stock to be listed on the NYSE in three equal tranches on December 16, 2020, April 15, 2021 and August 13, 2020, unless earlier converted in accordance with their terms. For additional information, see Note 7 – Stockholders’ Equity.
In connection with the Listing, the Company incurred expenses of $1.3 million for the three and nine months ended September 30, 2020 for financial advisory and other professional fees and expenses. In addition, various other impacts to the Company’s financial statements occurred in connection with the Listing which are discussed throughout these financial statements, including:
•The vesting, conversion and redemption of partnership units in the OP designated as “Class B Units” (“Class B Units”) held by the Advisor for shares of Class A common stock (see Note 7 – Stockholders’ Equity and Note 9 – Related Party Transactions).
•The redemption of units of limited partnership in the OP designated as “Class A Units,” which were formerly known as OP Units (”Class A Units”), held by the Advisor, for shares of Class A common stock (see Note 7 – Stockholders’ Equity and Note 9 – Related Party Transactions).
•The Company entered into the Listing Note (as defined herein) with the Advisor (see Note 9 – Related Party Transactions).
•The advisory agreement with the Advisor was amended to lower the quarterly thresholds the Company must reach on a quarterly basis for the Advisor to receive a variable management fee (see Note 9 – Related Party Transactions – “Asset Management Fees and Variable Management/Incentive Fees”).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
•The issuance of an equity award to the Advisor under the 2020 OPP (as defined herein) (see Note 11 - Equity-Based Compensation, and Note 12 - Net Loss Per Share).
•The amendment and restatement of the Company’s distribution reinvestment plan (see Note 7 – Stockholders’ Equity).
•The amendment and restatement of the limited partnership agreement of the OP (as so amended and restated, the “A&R OP Agreement”) (see Note 9 – Related Party Transactions).
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2020.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. Prior to the Listing, the Advisor held 37 Class A Units, after giving effect to the Reverse Stock Split, which represented a nominal percentage of the aggregate OP ownership. These Class A Units were redeemed for an equal number of shares of Class A common stock on the Listing Date. See Note 7 - Stockholders’ Equity for additional information on amounts recorded in non-controlling interests during the third quarter of 2020.
Reclassifications
Certain amounts have been reclassified to conform to the current period presentation:
•The Company currently presents equity-based compensation on its own line item in the consolidated statements of operations, which was previously presented in general and administrative expenses.
•In the third quarter of 2020, the Company reclassified professional fees related to the Listing of $0.1 million, which were previously recorded in general and administrative expenses in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, to listing expenses in the Company’s consolidated statements of operations. For additional information on total listing expenses, see Note 1 — Organization.
•In the third quarter of 2020, the Company reclassified professional fees related to potential equity offerings of $0.2 million, which were previously recorded in general and administrative expenses in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, to prepaid expenses and other assets in the Company’s

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
consolidated balance sheets. For additional information on potential equity offerings, see Note 7 — Stockholders’ Equity.
•The Company currently presents straight-line rent receivable and straight-line rent payable on its own line items in the consolidated statement of cash flows and consolidated balance sheets, which was previously included within prepaid expenses and other assets.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of COVID-19, which became a global pandemic that has spread around the world and to every state in the United States. The pandemic has had and could continue to have an adverse impact on economic and market conditions and triggered a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of September 30, 2020. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of September 30, 2020 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
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
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has experienced delays in rent collections in the second and third quarters of 2020. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second and third quarters of 2020, the Company has executed different types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2020, these leases had a weighted-average remaining lease term of 7.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company reflected prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, the Company is required to assess, based on credit risk, if it is probable that it will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal 2020, this assessment has included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight line rent receivable accrued will be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with the lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three and nine months ended September 30, 2020, the Company reduced lease income by $0.4 million and $0.5 million, respectively, for amounts deemed uncollectable during the period. There were no such reductions recorded during the three or nine months ended September 30, 2019.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three or nine months ended September 30, 2020. In July 2019, the Company acquired the property commonly known as “196 Orchard Street.” The following table presents allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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
Included in other income for the nine month period ended September 30, 2020, is approximately $0.6 million in income related to the retention of a deposit forfeited by the buyer in the potential sale of the property commonly known as the “HIT Factory” under a purchase agreement which expired in April 2020.
Significant Tenants
As of September 30, 2020 and December 31, 2019, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
In-place leases (1)	$2,569	$2,288	$6,567	$6,761
Other intangibles	291	291	874	874
Total included in depreciation and amortization	$2,860	$2,579	$7,441	$7,635

Above-market lease intangibles (1)	$369	$344	$939	$1,016
Below-market lease liabilities (1)	(936)	(922)	(3,783)	(2,511)
Total included in revenue from tenants	$(567)	$(578)	$(2,844)	$(1,495)

Below-market ground lease, included in property operating expenses	$12	$12	$37	$36
(1)During the three months ended September 30, 2020, in connection with three leases that were terminated during the third quarter of 2020, the Company wrote off approximately $3.2 million of in-place lease intangibles, which was included in depreciation and amortization expense in the consolidated statement of operations. Additionally, in connection with the same lease terminations, the Company wrote off approximately $1.9 million of below-market lease intangibles and $0.2 million of above-market lease intangibles during the three months ended September 30, 2020, which was included in revenue from tenants in the consolidated statement of operations. During the nine months ended September 30, 2020, in connection with a lease that was terminated during the second quarter of 2020, the Company also wrote off approximately $0.6 million of in-place lease intangibles, which was included in depreciation and

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
amortization expense in the consolidated statement of operations, and $2.3 million of below-market lease intangibles, which was included in revenue from tenants in the consolidated statement of operations.

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2020:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place leases	$1,722	$5,867	$4,751	$3,513	$2,762
Other intangibles	291	937	708	708	708
Total to be included in depreciation and amortization	$2,013	$6,804	$5,459	$4,221	$3,470

Above-market lease assets	$285	$1,079	$991	$842	$512
Below-market lease liabilities	(605)	(2,168)	(1,677)	(1,452)	(1,422)
Total to be included in revenue from tenants	$(320)	$(1,089)	$(686)	$(610)	$(910)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2020 and December 31, 2019 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2020	December 31, 2019	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.74%	Fixed		Mar. 2027
1140 Avenue of the Americas	1	99,000	99,000	4.18%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.59%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.05%	Fixed		Nov. 2028
9 Times Square	1	55,000	55,000	3.73%	Fixed	(2)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.91%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (3)		(8,812)	(9,969)
Mortgage notes payable, net		$396,188	$395,031
_____________________
(1)As of September 30, 2020, $2.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of September 30, 2020 (see Note 6 — Derivatives and Hedging Activities).
(3)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

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
Collateral and Principal Payments
Real estate assets and intangible assets of $827.8 million, at cost (net of below-market lease liabilities), at September 30, 2020 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2020:

(In thousands)	Future Minimum Principal Payments
2020 (remainder)	$—
2021	—
2022	—
2023	—
2024	55,000
Thereafter	350,000
Total	$405,000

The Company’s mortgage notes payable require compliance with certain property-level debt covenants. The Company is currently in breach of a debt service coverage provision and a reserve fund reserve provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property. These breaches are not events of default, rather they require excess cash (after payment of operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants may be cured after two quarters when the required debt service coverage is maintained, whereupon the additional collateral will be released. Currently, the Company has not cured the breaches through any other means. The Company was in compliance with the remaining covenants under its mortgage notes payable as of September 30, 2020.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Financial Instruments Carried at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2020
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(3,722)	$—	$(3,722)
Total	$—	$(3,722)	$—	$(3,722)

December 31, 2019
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,327)	$—	$(1,327)
Total	$—	$(1,327)	$—	$(1,327)
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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

		September 30, 2020		December 31, 2019
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$148,946	$140,000	$151,428
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	102,114	99,000	103,340
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	52,876	50,000	53,951
Mortgage note payable — 8713 Fifth Avenue	3	10,000	10,908	10,000	11,175
Mortgage note payable — 9 Times Square	3	55,000	51,916	55,000	54,759
Mortgage note payable — 196 Orchard Street	3	51,000	49,181	51,000	52,369
Total		$405,000	$415,941	$405,000	$427,022

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2020 and December 31, 2019.

(In thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(3,722)	$(1,327)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2020 and year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.1 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2020 and December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2020		December 31, 2019
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(18)	$(537)	$(2,978)	$(1,840)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(283)	$10	$(583)	$37
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$5,089	$4,681	$14,915	$12,310
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2020	$—	$(3,722)	$—	$(3,722)	$—	$—	(3,722)
December 31, 2019	$—	$(1,327)	$—	$(1,327)	$—	$—	(1,327)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.7 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.7 million.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 7 — Stockholders’ Equity
As of September 30, 2020 and December 31, 2019, the Company had 12.8 million shares of common stock outstanding, after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details), including unvested restricted shares and shares issued pursuant to the DRIP. As of September 30, 2020, following a series of corporate actions during August 2020 as described in more detail below, the Company’s shares of common stock outstanding was comprised of 3.2 million shares of Class A common stock, including unvested restricted shares and 9.6 million shares of Class B common stock, including unvested restricted shares. Except with respect to listing and conversion as described in Note 1 - Organization, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as the shares of Class A common stock. Accordingly, the shares of Class A common stock and the Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements.
On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. As a result, the Company did not pay distributions during the year ended December 31, 2019 or the three or nine months ended September 30, 2020. In connection with the Listing, the Company announced its board of directors’ intention to reinstate distributions to the Company’s common stockholders in the amount of $0.40 per share of common stock per year. The reinstated distributions are to be payable as dividends in arrears on a quarterly basis to holders of record on a single quarterly record date. The first dividend was declared on October 1, 2020 and paid on October 15, 2020 in a partial quarterly amount equal to $0.04889 per share of common stock covering the period from the Listing Date through September 30, 2020 (see Note 13 — Subsequent Events).
Corporate Actions
In order to effect the Listing, the Company took the following corporate actions on August 5, 2020, which resulted in a net reduction of 2.43 for every one share of common stock:
•amended its charter to effect a 9.72-to-1 reverse stock split combining every 9.72 shares of the Company’s common stock, par value $0.01 per share, into one share of common stock, par value $0.0972 per share;
•amended its charter to reduce the par value of the shares of common stock outstanding after the reverse stock split from $0.0972 per share to $0.01 per share and rename the common stock “Class A common stock;”
•reclassified 9,750,000 authorized but unissued shares of Class A common stock (equal to approximately three times the number of shares of Class A common stock then issued and outstanding) into shares of Class B common stock, par value $0.01 per share; and
•declared and paid a stock dividend of three shares of Class B common stock to every holder of record of Class A common stock
In connection with the Listing, the Company repurchased 6,672 fractional shares of common stock for $0.3 million.
Listing Impacts
On the Listing Date, the following events impacted the Company’s common shares outstanding:
•65,498 Class B Units were converted into Class A Units, of which 52,398 of these Class A Units then held by the Advisor, were subsequently redeemed for an equal number of shares of Class A common stock (see Note 9 — Related Party Transactions and Arrangements for additional information on the Class B Units). As a result, the Company recorded expense of $1.2 million, resulting in an increase to total stockholders’ equity of $0.9 million and an increase to non-controlling interests of $0.2 million with respect to the remaining 13,100 Class A Units still held by a third party and not redeemed as of September 30, 2020. The remaining Class A Units were subsequently submitted for

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
redemption for an equal number of shares of Class A common stock in October 2020 that are scheduled to be issued in November 2020.
•37 Class A Units, which were held by the Advisor, were redeemed for an equal number of shares of Class A common stock.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, under which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). Under SEC rules, as long as the aggregate market value of outstanding Class A common stock held by non-affiliates, or public float, remains below $75.0 million, the maximum aggregate offering amount of the shares sold pursuant to the Common Stock ATM Program will be $18.7 million. The Company will be able to offer and sell shares in excess of $18.7 million once the Company’s public float has increased or the Company is no longer subject to this limit.
The Company has not yet sold any shares of Class A common stock through the Common Stock ATM Program, however, during the nine months ended September 30, 2020, the Company incurred $0.8 million in costs related to the establishment of the Common Stock ATM Program. Since no proceeds have been received under the Common Stock ATM Program as of September 30, 2020, these costs are currently being deferred, and are recorded in prepaid expenses and other assets in the Company’s consolidated balance sheet as of September 30, 2020. The Company will assess the probability of receiving proceeds under the Common Stock ATM Program each reporting period and will reclass the prepaid balance to additional paid in capital in the Company’s consolidated statement of changes equity, in the period in which proceeds are received, as a reduction of the gross proceeds received under the Common Stock ATM Program.
Authorized Repurchase Program
The Company’s directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the Listing. Actual repurchases would be reviewed and approved by the Company’s board of directors based on management recommendations taking into consideration all information available at the specific time including the Company’s available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. No shares have been repurchased during the three and nine months ended September 30, 2020.
Terminated Share Repurchase Program
The Company had a share repurchase program (the “SRP”) that enabled qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The Company suspended the SRP effective September 25, 2018. In connection with the Listing, the SRP automatically terminated in accordance with its terms. The Company had repurchased 518,409 shares (adjusted for the Reverse Stock Split) at a weighted-average price per share of $53.53 (adjusted for the Reverse Stock Split) on a cumulative basis under the SRP.
Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan, but did not take actions to declare a dividend for the plan to become effective. In August 2020, in connection with the Listing and the related bifurcation of common stock into Class A and Class B common stock, the Company entered into an amended and restated rights agreement, which amended and restated the stockholders rights plan approved in May 2020 and declared a dividend payable in August 2020, of one Class A right for and on each share of Class A common stock and one Class B right for and on each share of Class B common stock, in each case, outstanding on the close of business on August 28, 2020 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), of the Company at a price of $55.00 per one one-thousandth of a share of Series A Preferred Stock, represented by a right, subject to adjustment.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Distribution Reinvestment Plan
Until August 28, 2020, the Company had a distribution reinvestment plan (“DRIP”), pursuant to which, stockholders could elect to reinvest distributions paid in cash in additional shares of common stock. The Company had the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.
An amendment and restatement of the DRIP (the “A&R DRIP”) in connection with the Listing became effective on August 28, 2020.
The A&R DRIP allows stockholders who have elected to participate to have dividends paid with respect to all or a portion of their shares of Class A common stock and Class B common stock reinvested in additional shares of Class A common stock. Shares received by participants in the A&R DRIP will represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on the NYSE on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with proceeds from reinvested dividends to participants for the related quarter, less a per share processing fee.
Shares issued pursuant to the DRIP or the A&R DRIP are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three nine months ended September 30, 2020, no shares were issued by the Company as there were no dividends or other distributions paid during the periods.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 8 — Commitments and Contingencies
Lessee Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement and recorded an ROU asset and lease liability related to this lease upon adoption of ASU 2016-02 during the year ended December 31, 2019. The ground lease is considered an operating lease. In computing the lease liabilities, the Company discounts future lease payments at an estimated incremental borrowing rate at adoption or acquisition if later. The term of the Company’s ground lease is significantly longer than the term of borrowings available to the Company on a fully-collateralized basis. The Company’s estimate of the incremental borrowing rate required significant judgment.
As of September 30, 2020, the Company’s operating ground lease has a weighted-average remaining lease term, including assumed renewals, of 46.3 years and a discount rate of 8.6%. As of September 30, 2020, the Company’s balance sheet includes an ROU asset and liability of $55.4 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and nine months ended September 30, 2020, the Company paid cash of $1.2 million and $3.6 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. The Company paid cash of $1.2 million and $3.6 million and incurred ground rent expense of $1.2 million and $3.6 million during the three and nine months ended September 30, 2019, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three and nine months ended September 30, 2020.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of September 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$1,187
2021	4,746
2022	4,746
2023	4,746
2024	4,746
Thereafter	207,246
Total lease payments	$227,417
Less: Effects of discounting	(172,585)
Total present value of lease payments	$54,832
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2020 and December 31, 2019, an entity wholly owned by AR Global owned 61,286 shares of the Company’s outstanding common stock.
Fees and Participations Incurred in Connection with the Operations of the Company
Summary of Advisory Agreement
On November 16, 2018, the members of a special committee of the Company’s board of directors approved an amendment and restatement of the Company’s advisory agreement with the Advisor (the “Advisory Agreement”). The Company also entered into a related amendment (the “November 2018 PMA Amendment”) to the Company’s Property Management and Leasing Agreement with the Property Manager. The Advisory Agreement and the November 2018 PMA Amendment both took effect on November 16, 2018. The initial term of the Advisory Agreement ends in July 2030, and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if the Company makes this election.
Asset Management Fees and Variable Management/Incentive Fees
The Advisory Agreement changed the calculation of the base asset management fee to a fixed amount of (x) $0.5 million payable on the first business day of each month plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, however the Advisor may elect to receive OP units or common stock of the Company, or a combination thereof, at the Advisor’s election. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, which occurred in October 2020, any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock.
The Advisory Agreement also entitles the Advisor to a variable management fee, payable quarterly in arrears. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the impact of the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. Following the amendments, the quarterly thresholds of Core Earnings Per Adjusted Share increased from $0.06 and $0.08 to $0.1458 and $0.1944. The variable management fee is payable in cash, shares of the Company’s common stock, OP units or a combination thereof, at the Advisor’s election.

The Company paid cash of $1.5 million and $1.5 million for asset management fees during the three months ended September 30, 2020 and September 30, 2019, respectively, and $4.5 million and $4.5 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Prior to October 1, 2015, for its asset management services provided under the advisory agreement, the Company caused the OP to issue 65,498 Class B Units (52,398 of which were still held by the Advisor at the time of the Listing), after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details), in connection with the arrangement. The Class B Units were intended to be profits interests that would vest, and no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, (the “Economic Hurdle”); (b) any one of the following events occurred concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP was a party, as a

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
result of which OP units or the Company’s common stock were exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle had been met; and (c) the Advisor pursuant to the advisory agreement was providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”).
Pursuant to the terms of the limited partnership agreement to the OP, the Advisor was entitled to receive distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, were expensed in the consolidated statements of operations and comprehensive loss until the performance condition was considered probable to occur. As a result of the Listing, which satisfied the performance condition, and the prior determination by the Company’s independent directors that the Economic Hurdle, had been satisfied, the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s independent directors, 52,398 of these Class A Units, which were then held by the Advisor, were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the A&R OP Agreement. As a result of the conversion of all 65,498 Class B Units into Class A Units, the Company recorded a non-cash expense of approximately $1.2 million which is recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020. The remaining Class A Units, which were still held by a third party and not redeemed as of September 30, 2020, were subsequently submitted for redemption for an equal number of shares of Class A common stock in October 2020 that are scheduled to be issued in November 2020.
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
On April 13, 2018, in connection with the loan the Company entered into in April 2018, the borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the April 2018 PMA does not include provisions related to the management of hotels. On April 13, 2018, concurrently with entering into the April 2018 PMA, the Company and the Property Manager entered into an amendment to the PMA (the “April 2018 PMA Amendment”). Prior to this amendment, the Property Manager had been retained by the Company, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the April 2018 PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the properties secured by the loan, which are subject to the April 2018 PMA) are not subject to the PMA.
On November 16, 2018, the effective date of the November 2018 PMA Amendment, the property management fees the Company pays the Property Manager for non-hotel properties decreased to 3.25% of gross revenues from the properties managed, plus market-based leasing commissions. The November 2018 PMA Amendment also amended the term of the PMA to make it coterminous with the term of the Advisory Agreement.
The Company incurred approximately $0.4 million and $0.5 million in property management fees during the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.2 million and $0.9 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.
Professional Fees and Other Reimbursements
Prior to the effectiveness of the Advisory Agreement on November 16, 2018, the Company reimbursed the Advisor’s costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
which case the excess amount would have been reimbursed to the Advisor in subsequent periods. This reimbursement included reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. Additionally, prior to the effectiveness of the Advisory Agreement, the Company reimbursed the Advisor for personnel costs in connection with other services; however, the Company did not reimburse the Advisor for personnel costs in connection with services for which the Advisor received acquisition fees, acquisition expense reimbursements or real estate commissions and no reimbursement was made for salaries, bonuses or benefits paid to the Company’s executive officers.
The Advisory Agreement eliminated the previously existing limits on reimbursement by the Company of the Advisor’s expenses and costs based on total operating expenses and added new administrative expense reimbursement limits as follows:
•With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits (which may not exceed comparable market rates), these costs may not exceed in any fiscal year,
(i) $0.4 million, or
(ii) if the Asset Cost (as defined in the Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.
•With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i) $2.6 million, or
(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
The Company began implementing the limits above in the month of December 2018. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2020 were $0.5 million, which were all related to salaries, wages, and benefits. For the three months ended September 30, 2019, total reimbursement expenses for administrative and personnel services provided by the Advisor were $0.6 million, which were all related to salaries, wages and benefits.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the nine months ended September 30, 2020 were $2.5 million, of which $0.4 million related to administrative and overhead expenses and $2.1 million were for salaries, wages, and benefits. As a result, the Company has met the administrative and overhead expenses limit as described above. For the nine months ended September 30, 2019, total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.4 million, of which $0.4 million were related to administrative and overhead expenses and $2.0 million were related to salaries, wages, and benefits.
As part of this reimbursement, the Company paid approximately $0.9 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $0.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s independent directors, the $0.4 million receivable is payable to the Company over a 10-month period from November 2020 through August 2021.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates continue to be expensed and reimbursed on a monthly basis during 2020 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—	$—
Financing coordination fees and leasing commissions (1)	—	—	—	6	—	—
Ongoing fees:
Asset and property management fees to related parties (2)	1,879	1,962	5,721	5,382	15	(6)	(4)
Professional fees and other reimbursements (3)	627	717	2,855	2,672	152	228	(4)
Professional fee credit due from the Advisor (3)	(407)	—	(407)	—	(407)	—	(5)
Total related party operation fees and reimbursements	$2,099	$2,679	$8,169	$8,060	$(240)	$222
________
(1)Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within deferred leasing costs, net on the consolidated balance sheets, respectively.
(2)Beginning on April 1, 2019, property management fees due to the Property Manager are no longer adjusted for reimbursable expenses paid by the Company to third-party property managers.
(3)Amounts for the three and nine months ended September 30, 2020 and 2019 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
(4)Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.
(5) Included in prepaid expenses and other assets on the consolidated balance sheet.

Listing Arrangements
Listing Note
Pursuant to the A&R OP Agreement, as defined below, in the event the Company’s shares of common stock was listed on a national exchange, the OP was obligated to distribute to the Special Limited Partner a promissory note in an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:
•the sum of (i) (A) the average closing price of the shares of Class A common stock over the Measurement Period (as defined below) multiplied by the number of shares of common stock issued and outstanding as of the Listing, plus (B) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and (ii) (X) the aggregate purchase price (without deduction for organization and offering expenses or any other underwriting discount, commissions or offering expenses) of the initial public offering of the Company’s common stock, plus (Y) the total amount of cash that, if distributed to the stockholders who purchased shares of the Company’s common stock in the initial public offering, would have provided those stockholders with a 6.0% cumulative, non-compounded, pre-tax annual return on the aggregate purchase price of shares sold in the initial public offering through the listing, minus any distributions of net sales proceeds made to the Special Limited Partner prior to the end of the Measurement Period (as defined below).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. Until the end of the 30 consecutive trading dates commencing on the 180th day after all of the shares of the Company’s Class B common stock have fully converted into shares of Class A common stock and are eligible for trading on the NYSE (the “Measurement Period”), the final value of the Listing Note will not be determinable. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note at issuance on the Listing Date (August 18, 2020) and at September 30, 2020 was nominal and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. The fair value of the Listing Note, if any, will be paid at the end of the Measurement Period. The Special Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
Multi-Year Outperformance Agreement
On the Listing Date, the limited partnership agreement of the OP was amended and restated in connection with the effectiveness of the Listing (as so amended and restated, the “A&R OP Agreement”). The amendments effected to the limited partnership agreement of the OP pursuant to the A&R OP Agreement generally reflect provisions more consistent with the agreements of limited partnership of other operating partnerships controlled by real estate investment trusts with securities that are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing. The A&R OP Agreement sets forth the terms of a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”), which includes the Master LTIP Unit (the “Master LTIP Unit”) issued to the Advisor on August 18, 2020 pursuant to a multi-year outperformance award agreement entered into with the Advisor (the “2020 OPP”).
In addition, the A&R OP Agreement describes the procedures pursuant to which holders of units of limited partnership designated as “Class A Units” (“Class A Units”) may redeem all or a portion of their Class A Units on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof. The A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act, the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the A&R OP Agreement.
On the Listing Date, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the Master LTIP Unit automatically converted into 4,012,841 LTIP Units in accordance with its terms. For additional information on the 2020 OPP, see Note 11 – Equity-Based Compensation.
Termination Fees Payable to the Advisor
The Advisory Agreement requires the Company to pay a termination fee to the Advisor in the event the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Advisory Agreement). The termination fee is equal to
•$15 million plus an amount equal to the product of
(i) three (if the termination was effective on or prior to June 30, 2020) or four (if the termination is effective after June 30, 2020), multiplied by
(ii) applicable Subject Fees.
The “Subject Fees” are equal to (i) the product of
•(a) 12, multiplied by (b) the actual base management fee for the month immediately prior to the month in which the Advisory Agreement is terminated, plus
(ii) the product of (x) four multiplied by (y) the actual variable management fee for the quarter immediately prior to the quarter in which the Advisory Agreement is terminated, plus,
(iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity issued by the Company and its subsidiaries in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Advisory Agreement is terminated.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
In connection with the termination or expiration of the Advisory Agreement, the Advisor will be entitled to receive (in addition to any termination fee) all amounts then accrued and owing to the Advisor, including an amount equal to then-present fair market value of its shares of the Company’s common stock and interest in the OP.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Note 11 — Equity-Based Compensation
Equity Plans
Restricted Share Plan
Prior to the Listing, the Company had an employee and director incentive restricted share plan (as amended, the “RSP”). The RSP provided for the automatic grant of the number of restricted shares equal to $30,000 divided by the then-current Estimated Per-Share NAV, which were made without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of 20.0% per annum. The RSP also provided the Company with the ability to grant awards of restricted shares to the Company’s board of directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
2020 Equity Plan
Effective at the Listing, the Company’s independent directors acting as a group adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2020 Equity Plan”). The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Awards under the Individual Plan is open to the Company’s directors, officers and employees (if the Company ever has employees), employees, officers and directors of the Advisor and as a general matter, employees of affiliates of the Advisor that provide services to the Company. Awards under the Advisor Plan may only be granted to the Advisor and its affiliates (including any person to whom the Advisor subcontracts substantially all of responsibility for directing or performing the day-to-day business affairs of the Company).
The 2020 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2020 Equity Plan at the Listing, no further awards will be granted under the RSP; provided, however, any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain in effect in accordance with their terms and the terms of the RSP, until all those awards are exercised, settled, forfeited, canceled, expired or otherwise terminated. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares, the 2020 Equity Plan has been expanded to also permit awards of restricted stock units, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards. In addition, the 2020 Equity Plan eliminates the “automatic grant” provisions of the RSP that dictated the terms and amount of the annual award of restricted shares to independent directors. Going forward, grants to independent directors will be made in accordance with the Company’s new director compensation program, as described below under “—Director Compensation.” The 2020 Equity Plan has a term of 10 years, expiring August 18, 2030. The number of shares of the Company’s capital stock that may be issued or subject to awards under the 2020 Equity Plan, in the aggregate, is equal to 20.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa.
Director Compensation
Effective on the Listing Date, the Company’s independent directors approved a change to the Company’s director compensation program. Starting with the annual award of restricted shares to be made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award will be increased from $30,000 to $65,000. No other changes were made to the Company’s director compensation program.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Restricted Shares
    Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors. There have not been any grants of restricted shares to other individuals as permitted under the 2020 Equity Plan.

Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends on the same basis as dividends paid on shares of common stock, if any, prior to the time that the restrictions on the restricted shares have lapsed and thereafter. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the nine months ended September 30, 2020 and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	5,433	$51.03
Granted	1,828	49.23
Vested	(1,738)	51.78
Fractional share redemption (1)	(7)	49.16
Unvested September 30, 2020	5,516	50.20
(1) Represents fractional shares redeemed in connection with the Reverse Stock Split (see Note 7 – Stockholders’ Equity for additional information).
As of September 30, 2020, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.3 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $24,383 and $22,494 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $71,354 and $63,546 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Multi-Year Outperformance Award
On the Listing Date, the Company, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date (the “Effective Date”), in accordance with its terms, the Master LTIP Unit automatically converted into 4,012,841 LTIP Units, the quotient of $50.0 million divided by $12.46, representing the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. The number of LTIP Units represent the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the Effective Date, on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and nine months ended September 30, 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $1.7 million, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of September 30, 2020, the Company had $24.1 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 2.87 years.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the performance period if the Company achieves total stockholder return (“TSR”) measured on an absolute basis for the performance period as follows:

Performance Level	Absolute TSR			Percentage of LTIP Units Earned
Below Threshold	Less than	12%		—%
Threshold		12%		25%
Target		18%		50%
Maximum		24%	or higher	100%

If the Company’s absolute TSR is more than 12% but less than 18%, or more than 18% but less than 24%, the percentage of the Absolute TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Half of the LTIP Units (the “Relative TSR LTIP Units”) are eligible to be earned as of the last day of the performance period if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR for the performance period exceeds the average TSR for the performance period of a peer group consisting of Empire State Realty Trust, Inc., Franklin Street Properties Corp., Paramount Group, Inc. and Clipper Realty Inc. as follows:

Performance Level	Relative TSR Excess			Percentage of LTIP Units Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%

If the relative TSR excess is more than -600 bps but less than 0 bps, or more than 0 bps but less than +600 bps, the percentage of the Relative TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Until an LTIP Unit is earned in accordance with the provisions of the 2020 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2020 OPP. In light of the automatic conversion feature of the Master LTIP Unit, the Advisor was entitled to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date (August 18, 2020) to September 30, 2020 (if any) multiplied by the number of LTIP Units issued when the Master LTIP Unit automatically converted into LTIP Units, however no distributions were paid on Class A Units during this period. For the three and nine months ended September 30, 2020, the Company did not record any distributions related to the LTIP Units. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the last day of the performance period, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
If the last day of the performance period is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), then calculations relating to the number of LTIP Units earned pursuant to the 2020 OPP will be performed based on actual performance as of (and including) the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the performance period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
If the last day of the performance period is the effective date of a termination of the Advisor with Cause, then calculations relating to the number of LTIP Units earned pursuant to the 2020 OPP will also be performed based on actual performance as of

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
(and including) the effective date of the termination based on the performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the performance period lasted less than three years and with the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
The award of LTIP Units under the 2020 OPP is administered by the compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the last day of the performance period, the Compensation Committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The valuation model used to calculate the fair value utilizes several significant assumptions, such as stock price volatility, dividend yield, and correlation estimate. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or Class A Units into which they may be converted in accordance with the terms of the A&R OP Agreement).
LTIP Units earned as of the last day of the performance period will also become vested as of the last day of the performance period. Any LTIP Units that are not earned and vested after the compensation committee makes the required determination will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the last day of the performance period.
Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2020 or September 30, 2019.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders (in thousands)	$(12,288)	$(4,809)	$(24,362)	$(15,220)
Basic and diluted weighted average shares outstanding	12,772,176	12,749,456	12,757,376	12,748,674
Basic and diluted net loss per share	$(0.96)	$(0.38)	$(1.91)	$(1.19)

Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive. Conditionally issuable shares relating to the 2020 OPP (see Note 11 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three and nine months ended September 30, 2020 and 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period, unless the effect is antidilutive. There was no impact from any of the Company’s potentially dilutive securities during the three and nine months ended September 30, 2020 due to net losses in both periods.
The Company had the following weighted-average common share equivalents for the periods indicated, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive. The amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested restricted shares (1)	5,694	6,110	5,634	6,110
Class A Units (2)	6,285	37	2,135	37
Class B Units (3)	34,173	65,498	54,980	65,498
LTIP Units (4)	43,618	—	14,645	—
Total weighted-average anti-dilutive common share equivalents	89,770	71,645	77,394	71,645
__________
(1) There were 5,516 and 5,433 unvested restricted shares outstanding as of September 30, 2020 and September 30, 2019, respectively.
(2) Formerly known as OP Units. There were 13,100 and 37 Class A Units outstanding as of September 30, 2020 and September 30, 2019, respectively.
(3) There were 0 and 65,498 Class B Units outstanding as of September 30, 2020 and September 30, 2019, respectively (see Note 7 — Stockholders’ Equity, for additional information).
(4) There were 4,012,841 and 0 LTIP Units outstanding as of September 30, 2020 and September 30, 2019, respectively (see Note 11 — Equity-Based Compensation for additional information).
Note 13 — Subsequent Events
Dividend Declaration
On October 1, 2020, the Company declared a dividend equal to $0.04889 per share on each share of the Company’s Class A common stock and Class B common stock. The dividend was calculated to cover the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year. The dividend was paid on October 15, 2020 to holders of record of shares of the Company’s Class A common stock and Class B common stock as of the close of business on October 12, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and Part II. Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
Overview
We are a real estate investment trust that owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. We were formed to invest in office properties and have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types located exclusively in New York City. As of September 30, 2020, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
We were incorporated on December 19, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2014. Substantially all of our business is conducted through the OP.
We have no employees. Our advisor, New York City Advisors, LLC (our “Advisor”), manages our affairs on a day-to-day basis and New York City Properties, LLC (our “Property Manager”) manages our properties. Our Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties receive compensation, fees and expense reimbursements for their services.
On August 5, 2020, in anticipation of the listing shares of our Class A common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYC” (the “Listing”), we implemented a series of corporate actions which resulted in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. For additional information related to these corporate actions, see Note 7 – Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On August 18, 2020 (the “Listing Date”), we completed the Listing. To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 25% of our outstanding shares of common stock, on the NYSE on the Listing Date. Our other class of outstanding stock is Class B common stock, which comprised approximately 75% of our outstanding shares of common stock at that time. The outstanding shares of Class B common stock are not listed on the NYSE but will automatically convert into shares of Class A common stock to be listed on the NYSE in three equal tranches on December 16, 2020, April 15, 2021 and August 13, 2020, unless earlier converted in accordance with their terms. For additional information, see Note 7 – Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19 affecting New York City, where we and our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:

•The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below).
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of September 30, 2020, our portfolio had a high occupancy level of 88.6%, the weighted-average remaining term of our leases was 7.5 years (based on annualized straight-line rent).
•New York City, where all of our properties are located, has been among the hardest hit locations in the country and until it began its phased reopening in June 2020, operated under a mandatory order under which tenants were required to cease all non-essential in-office functions. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as New York’s phased opening continues, and occupants continue to return to our properties, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by us.
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We do not have any significant debt principal repayments due until 2024.
•The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our loans.
•The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of the Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant government authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the third quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, continuing to cultivate open dialogue and deepen the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic.
Our portfolio is primarily comprised of office, retail, bank, and restaurant industry tenants with 81% and 18% of third quarter cash rent due from office and retail tenants, respectively. We have collected 91% of third quarter cash rent due from our office tenants, 61% of cash rent due from our retail tenants and 85% of cash rent due across our entire portfolio, including 85% of cash rent due from our top ten tenants (based on annualized straight-line rent as of September 30, 2020). The cash rent received across our entire portfolio was consistent with the second quarter in which we reported total portfolio original cash rent collections of 85% due for the second quarter as of July 31, 2020, which has improved to 86% of second quarter’s original cash rent collected as of October 31, 2020.
The table below presents additional information on our third quarter cash rent collection status and is based on available information as of October 31, 2020. Rent collections in October 2020 were materially consistent with the third quarter of 2020 and we expect this trend to continue; however, the cash rent status below may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, certain tenants that have entered into agreements with us with respect to second or third quarter rents have, following the expiration of those agreements, sought to enter into new agreements deferring or abating rent in future periods. There can be no assurance additional tenants will not similarly seek future rent relief or that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Third Quarter 2020 Cash Rent Status	Total Portfolio
Third quarter cash rent paid (1)	85%
Approved agreements (2)	8%
Agreement negotiation (3)	6%
Other (4)	1%
100%
____________
(1) Represents total of all contractual rents on a cash basis due from tenants as stipulated in the originally executed lease agreements at inception or any lease amendments thereafter prior to an approved agreement.
(2) Includes deferral agreements as well as amendments granting the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit. A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due. The most common arrangements represent deferral of some or all of the rent due for the second or third quarter of 2020 with such amounts to be paid in 2021.
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

We have entered into 15 approved agreements that commenced during the nine months ended September 30, 2020, representing 11 different tenants. The total amount deferred under approved agreements, entered into through September 30, 2020, for deferral agreements, was $0.6 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. The total amounts of rent credits (i.e. abatements), for abatement agreements entered into through September 30, 2020 was $0.1 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of September 30, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%	0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	5.6
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	17
9 Times Square	Nov. 2014	1	167,390	81.0%	7.9
123 William Street	Mar. 2015	1	542,676	91.0%	6.2
1140 Avenue of the Americas	Jun. 2016	1	242,646	84.0%	6.8
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	4.7
196 Orchard Street	Jul. 2019	1	60,297	100.0%	14.3
		8	1,163,061	88.6%	7.5
______
(1)Calculated on a weighted-average basis as of September 30, 2020, as applicable.

Results of Operations
As of September 30, 2020 and 2019, our overall portfolio occupancy was 88.6% and 92.4%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2020, three months ended June 30, 2020, and the three months ended September 30, 2020:

	Q1 2020	Q2 2020	Q3 2020
Leasing activity:
New leases: (1)
New leases commenced	4	4	5
Total square feet leased	4,227	15,349	56,454
Annualized straight-line rent per square foot (2)	$160.44	$104.35	$108.31
Weighted-average lease term (years) (3)	6.7	6.2	11.8

Replacement leases: (4)
Replacement leases commenced	3	3	4
Square feet	4,227	15,349	43,796
Annualized straight-line rent per square foot (2)	$162.64	$104.44	$116.02
Weighted-average lease term (years) (3)	6.8	6.2	12.1

Terminated leases: (5)
Number of leases terminated	2	3	5
Square feet	8,376	17,127	37,274
Annualized straight-line rent per square foot (2)	$39.27	$52.79	$48.20

Tenant improvements on replacement leases per square foot (6)	$—	$—	$—
Leasing commissions on replacement leases per square foot (6)	$—	$22.93	$23.14
___________
(1)Includes new and replacement (for which additional information is provided below) leases commenced during the quarter.
(2)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries (see “— Management Actions” above).
(3)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
(4)Represents leases commenced for spaces that had been previously leased in the prior twelve months, including spaces that were vacant at the time of the lease.
(5)Calculated as of the date of termination for terminated leases and expiration for those leases that have expired.
(6)Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease commenced, which may be different than the period in which these amounts are actually paid. Does not include tenant improvements and leasing commissions on new leases that are not replacement leases.

In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.
Comparison of Three Months Ended September 30, 2020 and 2019
As of September 30, 2020, we owned eight properties, comprising of seven properties acquired prior to January 1, 2019 and one property acquired in July 2019 (“196 Orchard Street”). Our results of operations for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily reflect changes due to leasing activity.
Revenue from Tenants
Revenue from tenants decreased $1.6 million to $17.0 million for the three months ended September 30, 2020, from $18.6 million for the three months ended September 30, 2019. Approximately $1.2 million of the decrease is attributable to the terminations of several leases during the quarter as well as the impact of a COVID-related rent abatement agreement that commenced during the three months ended September 30, 2020. The remaining decrease of $0.4 million resulted from a decrease in reimbursable operating expenses, such as electricity and other operating costs, due to fewer tenants working in the building during the three months September 30, 2020 compared to the three months ended September 30, 2019.

Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager decreased $0.1 million to $1.9 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019. This is primarily due to property management fees being calculated based on cash receipts, which decreased during the three months ended September 30, 2020 as a result of the COVID-19 pandemic. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $0.3 million to $8.3 million for the three months ended September 30, 2020 from $8.0 million for the three months ended September 30, 2019, which is mainly due to higher non-reimbursable expenses, such as increased real estate taxes.
Listing Expenses
During the three months ended September 30, 2020, we incurred $1.3 million of expenses associated with the Listing. This amount includes the reclassification of $0.1 million of legal expenses which were previously classified as general and administrative expenses in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
Vesting and Conversion of Class B Units
During the three months ended September 30, 2020, we recorded a non-cash expense of $1.2 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units were fully satisfied upon completion of the Listing. On the Listing Date, 65,498 Class B Units were converted into units of limited partnership in the OP designated as “Class A Units,” which were formerly known as OP Units (“Class A Units”), of which 52,398 held by the Advisor were subsequently redeemed for an equal number of shares of Class A common stock. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Equity-based Compensation
Equity-based compensation increased to $1.7 million for the three months ended September 30, 2020 from $24,000 for the three months ended September 30, 2019. This increase is related to the amortization of our multi-year outperformance agreement entered into with the Advisor (the “2020 OPP”) as a result of the Listing, for which $1.6 million of expense was recorded during the three months ended September 30, 2020. Approximately $24,000 of expense was also recorded for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses remained consistent at $1.2 million for the three months ended September 30, 2020 from $1.2 million for three months ended September 30, 2019. This was due to an increase of $0.7 million, related to audit fees and investor communications costs, which were offset by the reimbursement of approximately $0.4 million from the Advisor for the overpayment of 2019 bonuses. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. Also, the increase in certain general and administrative expenses were offset by the reclassification of $0.1 million and $0.2 million to listing expenses and prepaid expenses and other assets, respectively, during the third quarter of 2020. For additional information on amounts recorded in prepaid expenses and other assets related to potential equity offerings, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2020 were $0.5 million, which were all related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the three months ended June 30, 2020, the annual limit on reimbursement for administrative and overhead expenses was reached. As of September 30, 2020, the annual limit on reimbursements for salaries, wages, and benefits was on pace to be reached before the end of the year. This limit will be evaluated without regard to the Company’s bonus reimbursement from the Advisor. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense increased $0.8 million to $8.6 million for the three months ended September 30, 2020 from $7.8 million for the three months ended September 30, 2019, which is mainly attributable to tenant improvement write-offs of $0.8 million associated with lease terminations recorded during the three months ended September 30, 2020.

Interest Expense
Interest expense increased $0.4 million to $5.1 million for the three months ended September 30, 2020, compared to $4.7 million for the three months ended September 30, 2019. which is mainly attributable to the $51.0 million loan entered into in July 2019 in connection with the acquisition of 196 Orchard Street (see Note 4 - Mortgage Notes Payable, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the three months ended September 30, 2020, our weighted average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%. During the three months ended September 30, 2019, the weighted average outstanding balance of our debt was $395.0 million and had a weighted-average effective interest rate of 4.35%.

Comparison of Nine Months Ended September 30, 2020 and 2019
As of September 30, 2020, we owned eight properties, comprising seven properties acquired prior to January 2019 and our 196 Orchard Street property acquired in July 2019. Our results of operations for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily reflect changes due to leasing activity and the impact of our acquisition 196 Orchard Street properties.
Revenue from Tenants
Revenue from tenants increased $0.8 million to $53.0 million for the nine months ended September 30, 2020, from $52.2 million for the nine months ended September 30, 2019 primarily due to an increase of $2.6 million related to the acquisition of 196 Orchard Street in July 2019 and another increase of $1.3 million related to the write-off of below-market leases in connection with several leases terminated during the current year. These increases were partially offset by decreases of approximately $0.5 million from lease termination fees recorded in the prior year period, a $0.3 million decrease in reimbursable operating expenses due to fewer tenants working at the properties, and a $2.3 million decrease due to reduced leasing activity and the termination of several leases during the nine months ended September 30, 2020.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services from our Advisor and Property Manager increased $0.3 million to $5.7 million for the nine months ended September 30, 2020 from $5.4 million for the nine months ended September 30, 2019. This is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers beginning on April 1, 2019. The increase was partially offset by a decrease in property management fees due to the calculation being based on cash receipts, which decreased during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $0.9 million to $23.5 million for the nine months ended September 30, 2020 from $22.7 million for the nine months ended September 30, 2019. This increase was primarily due to the acquisition of 196 Orchard Street in July 2019 and the increased costs of maintaining our properties, as well as higher non-reimbursable costs such as condo and legal fees.
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the nine months ended September 30, 2020 and $18,000 of acquisition and transaction related expenses for the nine months ended September 30, 2019.
Listing Expenses
During the nine months ended September 30, 2020, we paid $1.3 million of expenses associated with the Listing.
Vesting and Conversion of Class B Units
During the nine months ended September 30, 2020, we recorded a non-cash expense of $1.2 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units were fully satisfied upon completion of the Listing. On the Listing Date, 65,498 Class B Units were converted into Class A Units, of which 52,398 held by the Advisor were subsequently redeemed for an equal number of shares of Class A common stock See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Equity-Based Compensation
Equity-based compensation increased $1.7 million to $1.8 million for the nine months ended September 30, 2020 from $64,000 for the nine months ended September 30, 2019 due to the recording of $1.6 million of expense related to the 2020 OPP as well as amortization related to restricted shares of common stock. Approximately $0.1 million of expense was also recorded for the amortization of restricted shares of common stock. See Note 11 - Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $0.8 million to $5.7 million for the nine months ended September 30, 2020 compared to $4.9 million for the nine months ended September 30, 2019, primarily due to increased legal and audit fees, partially offset by the $0.4 million reimbursement from the Advisor related to the overpayment of 2019 bonuses for the Company. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the nine months ended September 30, 2020 were $2.5 million, of which $0.4 million related to administrative and overhead expenses and $2.1 million were related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the nine months ended September 30, 2020 the annual limit on reimbursement for administrative and overhead expenses was reached. As of September 30, 2020, the annual limit on reimbursements for salaries, wages, and benefit was on pace to be reached before the end of the year. This limit will be evaluated without regard to the Company’s bonus reimbursement from the Advisor. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. for further details.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million to $24.1 million for the nine months ended September 30, 2020, compared to $22.8 million for the nine months ended September 30, 2019 primarily due to a higher depreciable asset base as a result of the 196 Orchard Street acquisition completed in July 2019 and $1.1 million of tenant improvement write-offs associated with lease terminations recorded during the current year.
Interest Expense
Interest expense increased $2.6 million to $14.9 million for the nine months ended September 30, 2020, from $12.3 million for the nine months ended September 30, 2019. The increase was primarily due to the loans we entered into in April 2019 secured by 9 Times Square and July 2019 in connection with the acquisition of 196 Orchard Street (see Note 4 - Mortgage Notes Payable, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). During the nine months ended September 30, 2020, our weighted average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%. During the nine months ended September 30, 2019, our weighted average outstanding debt balance was $344.7 million with a weighted-average effective interest rate of 4.35%.
Other Income
Other income increased by approximately $0.1 million to $0.8 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2020. Approximately $0.6 million of the other income in the 2020 period is related to the recognition of income from the retention of a deposit forfeited by the buyer on the potential sale of the property commonly known as the “HIT Factory” under a purchase agreement which expired in April 2020. This increase was partially offset by a decline in interest income on invested cash due to a decline in rates.

Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities was $6.0 million during the nine months ended September 30, 2020 and consisted primarily of a net loss of $24.4 million, adjusted for non-cash items of $25.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation, as well the vesting and conversion of Class B Units. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $4.2 million and an increase in straight-line receivable of $3.5 million, which was partially offset by decreases related to accounts payable and accrued expenses associated with operating activities of $0.5 million and by increases relating to additional deferred revenue (prepaid rent) received of $1.2 million.
Net cash used in operating activities was $0.5 million during the nine months ended September 30, 2019 and consisted primarily of a net loss of $15.2 million, adjusted for noncash items of $22.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $0.2 million. These decreases were partially offset by an increase in straight-line rent receivable of $4.1 million, a decrease in deferred revenue of $0.5 million and a decrease related to accounts payable and accrued expenses associated with operating activities of $3.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $3.2 million during the nine months ended September 30, 2020 related to the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street, and 1140 Avenue of the Americas.
Net cash used in investing activities of $43.8 million during the nine months ended September 30, 2019 related to the net cash paid for the acquisition of our 196 Orchard Street property of $38.3 million with a deposit and the funding of capital expenditures relating to tenant improvements at 9 Times Square and 123 William Street of $5.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.3 million during the nine months ended September 30, 2020 related to the redemption of fractional shares of common stock and restricted shares following the Reverse Stock Split that occurred on August 5, 2020. Refer to Note 7 - Stockholders’ Equity for further details.
Net cash provided by financing activities was $51.1 million during the nine months ended September 30, 2019 related to proceeds from mortgage notes payable of $55.0 million, partially offset by payments of financing costs of $3.9 million.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions and share repurchases.

As of September 30, 2020, we had cash and cash equivalents of $39.1 million as compared to $51.2 million as of December 31, 2019. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.

Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the third quarter of 2020, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital needs. The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital needs, which, beginning in October 2020, include dividends to our common stockholders. In addition to the discussion below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response. Due to rent deferrals and the other impacts of COVID-19, as well as the terms of our leases, we anticipate we may continue to fund a portion of our operating expenses and other capital needs with cash on hand until at least the first quarter of 2021. We do not have any significant debt principal repayments due until 2024, and we believe that we will have sufficient cash flow to meet our operating needs over the next year. We expect to fund our future capital needs, including for acquisitions or share repurchases, if authorized, through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future, proceeds from dispositions and proceeds from our Common Stock ATM Program (as defined below) or other future equity offerings and debt financings.
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
Mortgage Loans
We have used mortgage financing to fund a portion of the purchase price of our acquisitions and have also incurred mortgage loans on previously unencumbered properties resulting in a total of six mortgage loans with an aggregate balance of $405.0 million as of September 30, 2020 with a weighted-average effective interest rate of 4.35%. Based on debt outstanding as of September 30, 2020, we do not have principal payments due on our mortgage notes payable for the remainder of 2020 or the year ending December 31, 2021. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital to the extent we acquire additional properties or repurchase shares, if authorized. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. Also, we continue to evaluate our strategic alternatives for our 421 W. 54th Street - Hit Factory property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. During the three months ended March 31, 2020, we entered into a purchase and sale agreement to dispose of this property for a contract price of $7.1 million. During the three months ended June 30, 2020, the buyer terminated the transaction and we retained the security deposit of $0.7 million. There can be no assurance we will be able to find a replacement buyer or a new tenant or as to how much, if any, liquidity we will be able to generate from this property. Moreover, because the property is unoccupied, it does not generate any revenues that offset the cost of owning and maintaining the property.
Our mortgage notes payable require compliance with certain property-level debt covenants. We are currently in breach of a debt service coverage provision and a reserve fund reserve provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property. These breaches are not events of default, rather they require excess cash (after payment of operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants may be cured after two quarters when the required debt service coverage is maintained, whereupon the additional collateral will be released. Until these breaches have been cured, we will not be able to use excess cash flow from this property to fund operating expenses and other capital needs. We were in compliance with the remaining covenants under our mortgage notes payable as of September 30, 2020.
Common Stock ATM Program
On October 1, 2020, we entered into an Equity Distribution Agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). Under SEC rules, as long as the aggregate market value of our outstanding Class A common stock held by non-affiliates, or public float, remains below $75.0 million, the maximum aggregate offering amount of the shares sold pursuant to the Common Stock ATM Program will be $18.7 million. We will be able to offer and sell shares in excess of $18.7 million once our public float has increased or we are no longer subject to these limits. We have not yet sold any shares of Class A common stock through the Common Stock ATM Program.
Authorized Repurchase Program
Our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the Listing. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of September 30, 2020, no shares had been repurchased by the Company under this program. As of September 30, 2020, we also had cash and cash equivalents of approximately $39.1 million and had total principal amount of debt outstanding of approximately 46% of our total assets. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million. See Item 1.A. “Risk Factors — “Our ability to fund our capital needs will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the impact of the COVID-19 pandemic on our tenants and other factors outside of our control, and our ability to access capital from outside sources, which may not be available on favorable terms, or at all.”
Leasing Activity
We had an occupancy level of 88.6% across our portfolio as of September 30, 2020, as compared to 89.6% as of December 31, 2019. Specifically, the occupancy level at 9 Times Square declined from 90.1% as of December 31, 2019 to 81.0% as of September 30, 2020, due to the expiration and termination of leases during the nine months ended September 30, 2020, which was offset by the occupancy level at 1140 Avenue of the Americas increasing from 79.0% as December 31, 2019 to 84.0% as of September 30, 2020 due to in part to the commencement of a lease during the second quarter of 2020 of a property that had been vacant for less than 12 months. See —Results of Operations for additional information on leasing activity during the three months ended September 30, 2020.
During the third quarter of 2020, a lease amendment was executed for a tenant located at 1140 Avenue of the Americas which extends the term of the original lease by 10 years (assuming the tenant does not exercise an option to terminate extension of the term after five years (in 2028) upon payment of a termination fee) and increases the annual rent in comparison to the original agreement. We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants for leases that had expired or otherwise have been terminated. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will drive occupancy rates higher and have extended the average duration of our leases upon commencement of executed leases. While we do not receive cash during initial free rent periods, which has impacted and may continue to impact the net cash provided by our property operations in recent periods adversely, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
Capital Expenditures
For the nine months ended September 30, 2020, we funded $3.2 million of capital expenditures primarily related to tenant and building improvements at 123 William Street, 9 Times Square, and 1140 Avenue of the Americas, including $1.7 million related to 123 Williams Street. The capital expenditures for the nine months ended September 30, 2019 of $5.6 million were primarily related to improvements at 9 Times Square and 123 William Street. For the year ended December 31, 2019, we funded $7.7 million of capital expenditures primarily for tenant improvements at our 123 William Street, 9 Times Square and 1140 Avenue of the Americas properties. We may invest in additional capital expenditures to further enhance the value of our investments. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. We expect the amount we invest in capital expenditures during 2020, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be less than the amount invested in 2019 but not materially higher than that amount. The recent economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.

Funds from Operations and Core Funds from Operations
Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a performance measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP.
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper and approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from sales of certain real estate assets, gain and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for consolidated partially-owned entities (including our OP) and equity in earnings of unconsolidated affiliates are made to arrive at our proportionate share of FFO attributable to our stockholders. Our FFO calculation complies with NAREIT’s definition.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Core Funds from Operations
Beginning in the third quarter 2020, following the Listing, we are now presenting Core FFO as a non-GAAP metric. We believe that Core FFO is utilized by other publicly-traded REITs and as such, is a more useful and comparable metric to our new peer group. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, listing related costs and expenses (including the vesting and conversion of Class B Units and cash expenses and fees which are non-recurring in nature incurred in connection with the Listing and related transactions), and non-cash equity-based compensation. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
Accounting Treatment of Rent Deferrals
The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on second quarter 2020 lease amendments). As a result of relief granted by the FASB and the SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by these types of deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q.

The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020 (1)	2019
Net loss attributable to common stockholders (in accordance with GAAP)	$(12,288)	$(4,809)	$(24,362)	$(15,220)
Depreciation and amortization	8,639	7,804	24,070	22,771
FFO (As defined by NAREIT) attributable to common stockholders	(3,649)	2,995	(292)	7,551
Acquisition and transaction related	—	—	—	18
Listing expenses (2)	1,299	—	1,299	—
Vesting and conversion of Class B Units	1,153	—	1,153	—
Equity-based compensation	1,711	24	1,758	64
Loss on extinguishment of debt	—	—	—	—
Core FFO attributable to common stockholders	$514	$3,019	$3,918	$7,633
___________
(1) Included in Net loss, FFO and Core FFO for the nine months ended September 30, 2020 is other income of approximately $0.6 million related to the recognition of income from the retention of a deposit forfeited by the potential buyer on the potential sale of the property commonly known as the HIT Factory pursuant to a purchase agreement which expired in April 2020.
(2) Listing expenses include financial advisory and other professional fees and other expenses incurred in connection with the Listing in August 2020. These costs are non-recurring and are not part of the operations of our real estate portfolio as they were incurred only as a result of our decision to list our Class A common stock on the NYSE.

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

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss (in accordance with GAAP)	$(12,288)	$(4,809)	$(24,362)	$(15,220)
Other income	(19)	(221)	(779)	(686)
General and administrative	1,234	1,176	5,727	4,929
Asset and property management fees to related parties	1,879	1,962	5,721	5,382
Acquisition and transaction related	—	—	—	18
Listing expenses	1,299	—	1,299	—
Vesting and conversion of Class B Units	1,153	—	1,153	—
Equity-based compensation	1,711	24	1,758	64
Depreciation and amortization	8,639	7,804	24,070	22,771
Interest expense	5,089	4,681	14,915	12,310
Accretion of below- and amortization of above-market lease liabilities and assets, net	(555)	(566)	(2,807)	(1,459)
Straight-line rent (revenue as a lessor)	(2,107)	(1,267)	(3,582)	(4,207)
Straight-line ground rent (expense as lessee)	28	28	82	82
Cash NOI	$6,063	$8,812	$23,195	$23,984
Dividends
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
On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018, and we did not pay distributions during the year ended December 31, 2019 or the three or nine months ended September 30, 2020. In connection with the Listing, we announced that our board of directors intended to reinstate distributions in the form of dividends to our common stockholders in the amount of $0.40 per share of common stock per year. On October 1, 2020, we declared a dividend equal to $0.04889 per share on each share of common stock. The dividend was calculated to cover the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year. Dividends authorized by our board of directors and declared by us are payable as dividends in arrears on a quarterly basis to holders of record on a single quarterly record date. The actual amount and timing of any dividend we ultimately pay cannot be assured and remain subject to authorization from our board of directors. Our ability to pay dividends and other distributions in the future will depend in part on the amount of cash we are able to generate from our operations. The amount of cash available for dividends is affected by many factors, such as capital availability, rental income from acquired properties and our operating expense levels, among others. Our net cash used in operating activities was approximately $6.0 million for the nine months ended September 30, 2020. There is no assurance that rents from the properties we own or may acquire in the future will increase our cash or that sufficient cash will be available for us to pay dividends to our stockholder at the current rate, or at all.

Contractual Obligations
There were no material changes in our contractual obligations as of September 30, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and we direct your attention to those risk factors, in addition to the new summary section we are including below and our risk factor on COVID-19 and other similar disruptions.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, and represent a summary of the principal factors that make an investment in us speculative or risky:

•All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by AR Global affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;
•We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;
•We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact operations;
•The actual amount and timing of any dividends we may pay in the future cannot be assured.
•Our properties may be adversely affected by economic cycles and risks inherent to New York City;
•We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates;
•We may fail to continue to qualify to be treated as a REIT;
•We are subject to risks associated with civil unrest, a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses;
•Because investment opportunities that are suitable for us may also be suitable for other AR Global-advised programs or investors, our Advisor and its affiliates may face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders;
•The trading price of our Class A common stock may fluctuate significantly and the volatility could increase as shares of our Class B common stock convert to Class A common stock;
•Our ability to fund our capital needs will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the impact of the COVID-19 pandemic on our tenants and other factors outside of our control, and our ability to access capital from outside sources, which may not be available on favorable terms, or at all;
•If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay dividends; and
•As of September 30, 2020, we owned only eight properties and therefore have limited diversification.

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
The impact of the COVID-19 pandemic has been rapidly evolving. In New York City, where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, initially including “shelter-in-place” or “stay-at-home” orders issued by local and state authorities under which tenants were required to cease all “non-essential” in-office functions. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York began its re-opening process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate. Due to recent increases in COVID-19 cases in certain New York City neighborhoods, businesses in those neighborhoods must temporarily close or have limited in-person services. Areas of New York City have been designated in zones based on their number of cases, and each type of zone has different restrictions. A number of our tenants operate businesses that require in-person interactions. Even for businesses that have not been forced to close or have been permitted to reopen, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. Furthermore, certain categories of tenants, including retail and certain types of office tenants, such as those that utilize share spaces and co-working, are particularly hard hit by COVID-19 and the resulting economic disruption. Our office tenants have also had to make adaptions in response to these orders and current and future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
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
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. Our portfolio is primarily comprised of office, retail, bank, and restaurant industry tenants with 81% and 18% of third quarter 2020 cash rent due from office and retail tenants, respectively. During the third quarter 2020, we have collected 91% of cash rent due from our office tenants, 61% of cash rent due from our retail tenants and 85% of cash rent due across our entire portfolio, including 85% of cash rent due from our top ten tenants (based on annualized straight-line rent as of September 30, 2020). The cash rent received across our entire portfolio was consistent with the second quarter in which we reported total portfolio original cash rent collections of 85% due for the second quarter as of July 31, 2020, which has improved to 86% of second quarter’s original cash rent collected as of October 31, 2020.
We also entered into rent deferral and abatement agreements representing approximately 8% of the third quarter 2020 cash rent that would have been due in third quarter 2020. The most common agreements permit these tenants to defer paying some or all of third quarter cash rent due with such amounts to be paid in 2021. As of September 30, 2020, we have entered into 15 approved agreements that commenced during the nine months ended September 30, 2020, representing 11 different tenants. The total amount deferred under the approved agreements, for deferral agreements entered into through September 30, 2020, was $0.6 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. The total amounts of rent credits (i.e. abatements), for abatement agreements entered into was $0.1 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the third quarter 2020 results may not be indicative of any future period. Moreover, certain tenants that have entered into agreements with us with respect to second or third quarter rents have, following the expiration of those agreements, sought to enter into new agreements deferring or abating rent in future periods. There can be no assurance additional tenants will not similarly seek future rent relief or that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 or 2022 under deferral agreements we have entered into with our tenants.
Any failure of our tenants to properly implement or deploy their business continuity plans, or the ineffectiveness of those plans, could have a material, adverse effect on our tenants’ businesses and thus our ability to collect rents in future periods cannot be determined at present. We have faced and may continue to face defaults, terminations and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to an any future moratorium on evictions of commercial tenants experiencing hardship due to the COVID-19 pandemic, similar to those previously implemented in New York State. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
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
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations due to, among other factors:
•difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in our ongoing capital requirements and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund our capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and may have similar effects on our tenants and their ability to fund their business operations and meet their obligations to us;
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;
•we may not be able to acquire properties in the future;
•if we are unable to comply with financial covenants and other obligations under of our loans, we could default under those agreements which could potentially result in the occurrence of a cash trap event, an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;
•we may recognize impairment charges on our assets;
•one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;
•with respect to our leases, we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;
•as operating restrictions on our tenants expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel and not all of these costs will be recoverable through reimbursement from tenants;
•difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;
•our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption; and
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of any vaccines or other remedies developed, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. In addition to the risk factors contained herein, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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
•future conversions of our Class B common stock could adversely affect the market price of our Class A common stock;
•because there was no established market for shares of our common stock prior to the Listing, there may be substantial downward pressure in trading price resulting from stockholders desiring to sell or the perception that sales might occur;
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
As of September 30, 2020, we had cash and cash equivalents of $39.1 million as compared to $51.2 million as of December 31, 2019. We are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million under our loan agreement with Capital One, National Association. Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the third quarter of 2020, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital needs. Due to rent deferrals and the other impacts of COVID-19, as well as the terms of our leases, we anticipate we may continue to fund a portion of our operating expenses and other capital needs with cash on hand until at least the first quarter of 2021. Funding these needs with cash on hand reduces the amount of capital available for other uses, which could adversely impact our business and the value of an investment in our Class A common stock and our ability to fund dividends to holders of our common stock.
Consistent with the intention of our board of directors to reinstate distributions in the form of dividends to our common stockholders in the amount of $0.40 per share of common stock per year, we paid our common stockholders a dividend during October 2020, but there can be no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in any agreement we are party to that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. In addition, our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. The dividend payment in October 2020 was funded from cash on hand, and we expect that any future dividend payments or share repurchases, if completed, would also be funded from cash on hand unless we are able to use a different source to fund our future capital needs.
Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and our business. We are currently in breach of a debt service coverage provision and a reserve fund reserve provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property, and, until these breaches have been cured, we will not be able to use excess cash flow from this property to fund operating expenses and other capital needs. Equity and debt capital may not be available on favorable terms, or at all. Moreover, there can be no assurance the amount of capital we are able to generate will be sufficient to meet our capital needs, which could adversely impact our business, the value of an investment in our common stock and our ability to pay dividends to holders of our common stock. We may only incur additional indebtedness on all of our properties except the Hit Factory (which is unoccupied and being marketed for sale) with the consent of the existing lenders, which may not be granted on favorable terms, or at all. We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we will be able to obtain corporate-level financing on favorable terms, or at all. Any future indebtedness we may incur may impose restrictions on us that affect our ability to pay dividends and other distributions as well as other restrictions, including financial covenants, that would decrease our operating and financial flexibility and our ability to achieve our operating objectives. There can be no assurance we will be able to raise additional equity capital on acceptable terms, or at all. The amount of proceeds we are able to raise in the Common Stock ATM Program is subject to, among other things, market conditions and the operation of General Instruction I.B.6. of Form S-3, which limits the amounts that we may sell under the Common Stock ATM Program. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock with respect to dividends, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our common stock. The issuance of shares of preferred stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock.
The stockholder rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our board of directors has adopted a stockholder rights plan that will expire August 2021 or sooner under certain circumstances. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our Class A common stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders. These rights may be exercised if, in the judgment of our board of directors based on the advice of counsel, the exercise could result in us failing to qualify as a REIT.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our director, officer or other employee to us or to our stockholders or (ii) any action asserting a claim against us or any of our director or officer or other employee arising pursuant to any provision of the MGCL, our charter or our bylaws, or (c) any other action asserting a claim against us or any of our director or officer or other employee that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not complete any sales of unregistered equity securities during the three months ended September 30, 2020 that were not disclosed in a Current Report on Form 8-K.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2020, we repurchased approximately 6,672 fractional shares of Class A common stock at a price of $49.16 per share in connection with the Listing. See Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
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
Christopher J. Masterson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 12, 2020

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
3.8 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
4.1 (5)	Amended and Restated Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of August 18, 2020
4.2 (5)	Amended and Restated Distribution Reinvestment Plan of New York City REIT, Inc.
4.3 (5)	Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A., as Rights Agent
10.1 (5)	Listing Note Agreement, dated as of August 18, 2020, between New York City Operating Partnership, L.P. and New York City Special Limited Partnership, LLC
10.2 (5)	First Amendment, dated as of August 18, 2020, to Second Amended and Restated Advisory Agreement among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.3 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of August 18, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.4 (5)	2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.5 (5)	2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.6 (6)	Equity Distribution Agreement, dated October 1, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P., Truist Securities, Inc. and B. Riley Securities, Inc.
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5) Filed as an exhibit to our Form 8-K filed with the SEC on August 18, 2020.
(6) Filed as an exhibit to our Form 8-K filed with the SEC on October 1, 2020.