Form 10-K
period 2020-12-31
New York City REIT, Inc.
filed 2021-03-29
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to section 12 (g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There was no established public market for the registrant’s shares of common stock as of June 30, 2020.
As of March 23, 2021, the registrant had 12,776,448 shares of common stock, outstanding, comprised of 9,600,335 shares of Class A common stock and 3,176,113 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2020

i

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2020

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

ii

PART I
Item 1. Business
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of December 31, 2020, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On August 18, 2020, we listed shares of our Class A common stock on the New York Stock Exchange (the “NYSE”). In anticipation of the listing, we implemented a series of corporate actions which resulted in the bifurcation of our common stock into Class A common stock and Class B common stock in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). To effect the listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 25% of our outstanding shares of common stock, on the NYSE when trading commenced. Our other class of outstanding stock is Class B common stock, which comprised approximately 75% of our outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the listing date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. Following a determination by our board of directors, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. The remaining tranche of shares of Class B common stock will convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021, unless earlier converted. For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
Investment Strategy
    We are focused on acquiring high-quality commercial real estate located in the five boroughs of New York City, and, in particular, Manhattan. Our investment goals are as follows:
•Investing primarily in properties with 80% or greater occupancy at the time of purchase;
•Purchasing properties valued using current market rents with potential for appreciation and endeavor to acquire properties below replacement cost;
•Paying quarterly dividends, subject to capital availability; and
•Maximizing total returns to our stockholders through a combination of realized appreciation and current income.
We have invested and expect to invest a majority of our assets in office properties located in New York City. We have also invested in real estate assets that accompany office space, including retail spaces with amenities, and may also invest in hospitality assets, residential assets and other property types exclusively in New York City. We may also acquire or own properties through joint ventures with third parties although we do not presently have any of these arrangements. We do not intend to develop or redevelop properties. We may also originate or acquire real estate debt backed by quality, income-producing commercial real estate located predominantly in New York City. The real estate debt, which we may also originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
These types of assets are not expected to exceed 10.0% of our assets, or represent a substantial portion of our assets at any one time. We may also make different types of equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. Although we do not expect to, we may make investments in properties located outside of New York City. We do not expect our equity investments in other public companies to represent a substantial portion of our assets at any one time. In addition, we do not expect our equity investments in other public companies combined with our investments in properties outside of New York City and other real estate-related investments to exceed 10.0% of our portfolio.
In evaluating prospective investments, our advisor, New York City Advisors, LLC (our “Advisor”), considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. Our Advisor has substantial discretion to select specific investments, subject to approval by our board of directors, including any related guidelines.

Tenants and Leasing
Our portfolio features a diverse tenant mix across eight mixed-use office and retail condominium buildings primarily located in Manhattan. As of December 31, 2020, on a weighted-average basis based on annualized straight-line rent, 29% of our tenants were in the financial services sector, 14% of our tenants were in the government/public administration sector, 12% of our tenants were in the non-profit sector, 12% of our tenants were in the retail sector, and no other sector accounted for more than 10%. As of December 31, 2020 and 2019 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. In addition, our top 10 tenants (measured based on rental income on a straight-line basis for the year ended December 31, 2020) are 53% actual investment grade rated and 20% implied investment grade rated. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. The term “parent" for these purposes includes any entity, including any governmental entity, owning more than 50% of the voting stock in a tenant.
We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2020, our portfolio was 87% occupied with a weighted average remaining lease term of 7.2 years. See “Leasing/Occupancy” section in Item 7A.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Our business is generally not seasonal.
Financing Strategies and Policies
In 2020 and other recent years, our primary source of capital has been cash on hand, representing excess proceeds from property-level financing secured by then unencumbered underlying property or properties, and excess cash flow generated from operations, if any. In some recent periods, including the third and fourth quarter of 2020, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital requirements. Subject to availability, we may also seek to generate capital from: (1) equity offerings of common and preferred stock; and (2) borrowings under a corporate-level credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 1A. Risk Factors. Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all” herein for a discussion of how we have funded our capital requirements and some related risks. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. We may reevaluate and change our investing or financing policies in our board’s sole discretion.
COVID-19 Update
New York City, where all of our properties are located, has been among the hardest hit locations in the country and has not yet fully reopened. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations.
During the year ended December 31, 2020, we experienced several lease expirations without renewals as well as terminations due to the on-going COVID-19 pandemic, including four during the fourth quarter of 2020. In addition, one of our tenants, Knotel, Inc. (“Knotel”), declared bankruptcy in early 2021. Management has already re-leased a portion of the vacant space and is working on securing additional new leases. For additional information on the impacts of COVID-19 on our business as well as managements actions, see “Management Update on the Impacts of the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our portfolio is primarily comprised of office and retail tenants with 78% and 21% of fourth quarter cash rent due from office and retail tenants, respectively. We have collected 86% of fourth quarter cash rent due from our office tenants, 64% of cash rent due from our retail tenants and 82% of cash rent due across our entire portfolio, including 89% of cash rent due from our top ten tenants (based on annualized straight-line rent as of December 31, 2020). We collected 85%, and 86% of cash rent due for the quarters ended June 30, 2020 and September 30, 2020, respectively, as of March 23, 2021. Through March 23, 2021, we had also collected 82% of January 2021 cash rent due and 86% of February 2021 cash rent due (with the increase in February partially due to the fact that Knotel is not included in our rent collection data after January 31, 2021 when all of their leases with us terminated). We expect our cash rent collections will stay at current levels and could potentially decline until the New York City economy reopens and recovers sufficiently for our tenants ability to pay rent to improve, although there can be no assurance how long this will take. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present. For additional information on the impacts of COVID-19 on our business as well as managements actions, see “Management Update on the Impacts of the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Organizational Structure
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, New York City Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
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
Competition
The New York City real estate market is highly competitive. We compete for tenants based on various factors that include location, rental rates, security, suitability of the property’s design for a tenant’s needs and the manner in which the property is operated and marketed. The number of competing properties in the New York City area could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete for acquisitions with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, sovereign wealth funds, mutual funds and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants.
Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us and increase prices, which will lower yields, making it more difficult for us to acquire new investments on attractive terms.
 Regulations - General
 Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Regulations - Environmental
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2020 and do not expect that we will be required to make any such material capital expenditures during 2021.

Human Capital Resources
 We are an externally managed company and thus have no employees. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into agreements with our Property Manager to manage and lease our properties. The employees of the Advisor, Property Manager and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.newyorkcityreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our stockholders and a summary thereof. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends on our common stock and they may also impact the trading price of our Class A common stock.
Summary Risk Factors
•Our properties may be adversely affected by economic cycles and risks inherent to New York City.
•Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the impact of the COVID-19 pandemic on our tenants and other factors outside of our control, and our ability to access capital from outside sources, which may not be available on acceptable or favorable terms, or at all.
•If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources.
•Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.
•Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
•We depend on the Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations.
•All of our executive officers face conflicts of interest, such as conflicts created by the terms of our agreements with the Advisor and compensation payable thereunder, conflicts allocating investment opportunities to us, and conflicts in allocating their time and attention to our matters. Conflicts that arise may not be resolved in our favor and could result in actions that are adverse to us.

•We have long-term agreements with our Advisor and its affiliates that may be terminated only in limited circumstances and may require us to pay a termination fee in some cases.
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We may incur additional indebtedness in the future.
•The stockholder rights plan adopted by our board of directors, our classified board and other aspects of our corporate structure and Maryland law may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Restrictions on share ownership contained in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
•We may fail to continue to qualify as a REIT.

Risks Related to Our Properties and Operations

All of our properties are located in the New York City area, making us dependent upon the economic climate in New York City.
All of the real estate assets we own are located in the New York City area. We are subject to risks generally inherent in concentrating investments in a certain geographic area. These risks resulting from a lack of diversification become greater in downturns. The economy and real estate market in New York City has been negatively impacted by the COVID-19 pandemic. A further downturn in New York City’s economy for any reason such as employee layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes (or limits on tax deductibility), costs of complying with governmental regulations or increased regulation, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market.
Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.
As of December 31, 2020, we had cash and cash equivalents of $31.0 million. We are, however, required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million under our loan secured by our 9 Times Square property, which limits our use of this cash. Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the third and fourth quarter of 2020, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital requirements. Due to rent deferrals and the other impacts of COVID-19, as well as the terms of our leases, we anticipate we will continue to fund a portion of our operating expenses and other capital requirements with cash on hand through at least the first half of 2021. There is no assurance, however, that property operations will thereafter generate the needed cash flow so that net cash provided by our property operations are sufficient to fund operating expenses and other cash requirements, such as dividends to holders of common stock. Funding these requirements with cash on hand reduces the amount of capital available for other uses.
Our ability to increase the amount of cash we generate from operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and our business. During the third and fourth quarters of 2020, the operating results at our 1140 Avenue of the Americas and 9 Times Square properties were negatively impacted by the COVID-19 pandemic, causing cash trap events under the non-recourse mortgages for those properties to be triggered. As a result, for these properties, which together represent 61% of total rentable square feet in our portfolio as of December 31, 2020, we will not be able to use excess cash flow from the properties to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. The breach under the loan secured by the 9 Times Square property was caused by the January 2021 bankruptcy of one of our tenants, Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020 and occupied several floors at both our 9 Times Square and 123 William Street properties. As of January 31, 2021, our leases with Knotel had been terminated. There can be no assurance we will be able to recover on any of the claims we have against Knotel. We have reserved for all receivables relating to this tenant in our financial statements as of December 31, 2020. In conjunction with the termination of Knotel’s leases, we will be writing off deferred leasing commission assets during the first quarter of 2021.
There can be no assurance we will be able to lease all or any portion of our currently vacant space, including space formerly leased by Knotel, on acceptable or favorable terms, or at all. Unless we are able to enter into new leases at 1140

Avenue of the Americas and 9 Times Square properties on terms that allow us to cure the applicable breach, we do not anticipate we will be able to access excess cash flow from either property. Moreover, if we remain in breach of the loan secured by 9 Times Square for four consecutive quarters, an event of default would occur that could give the lenders the right to accelerate the principal amount due under the loan and other remedies. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties.
Moreover, there can be no assurance the amount of capital we are able to generate from other sources will be sufficient to meet our capital requirements. Equity or debt capital may not be available to us on favorable terms, or at all. We may only incur additional indebtedness on our properties (except our only unencumbered property, the Hit Factory, which is unoccupied and therefore is unlikely to be accepted as collateral for a new mortgage loan) with the consent of the existing lenders, which may not be granted on acceptable or favorable terms, or at all, if we were to seek to obtain it.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Any future indebtedness we may incur may impose restrictions on us that affect our ability to pay dividends and other distributions as well as other restrictions, including financial covenants, which would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
In addition, the amount of proceeds we are able to raise in the Common Stock ATM Program is subject to, among other things, market conditions and the operation of applicable SEC rules. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock with respect to dividends, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our common stock. The issuance of shares of preferred stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock.
We face competition for tenants and acquisitions from entities that may have more capital than us.
The New York City real estate market is highly competitive and there are many competing properties in the New York City area. We compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenant needs and the manner in which the property is operated. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including other REITs, sovereigns, specialty finance companies, family offices, banks, mortgage bankers, insurance companies, mutual funds, private investment funds, institutional investors and lenders. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us and also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, the number of competing properties in the New York City area could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. In addition:
•we have limited sources of capital available to us to fund acquisitions;
•we may not be able to raise the necessary debt or equity financing on favorable terms, or at all, in order to fund acquisitions;
•we may acquire properties that are not accretive and not successfully managed and leased to meet our expectations;
•we may need to fund improvements or renovations to acquired properties;
•agreements to acquire properties are typically subject to customary conditions to closing, and we may spend significant time and money on potential acquisitions that we do not consummate;
•the process of acquiring a property or pursuing an acquisition may divert the attention of our management team from our existing business operations;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•market conditions may result in higher vacancies and lower-than expected rental rates; and
•we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.

We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. To the extent that our Advisor and the real estate professionals employed by affiliates of our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could negatively impact our cash flow from operations.
Moreover, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable to meet our investment objectives.
We may not able to increase the amount of cash we have available to pay dividends.
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our Board previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends. We paid our common stockholders a dividend during October 2020 in an amount equal to $0.04889 per share or $0.40 per share on an annualized basis. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in any agreement we are party to that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. In addition, our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Provisions contained in our loan agreements may also impact our ability to pay dividends or make repurchases. For the year ended December 31, 2020, our cash flows used in operations were $13.6 million. During this period, we paid dividends of $0.6 million, which represents the partial period dividend for the third quarter paid in October of 2020. In addition, we declared and paid dividends aggregating $1.3 million in January 2021, which represents a full quarter dividend for the fourth quarter of 2020. These dividend payments were not funded from cash flows from operations, but rather from available cash on hand consisting of proceeds from financings and sales of real estate investments in prior periods. Funding dividends from these sources reduces the capital available for other requirements, such as capital expenditures at our existing properties, investing in new properties and payment of operating expenses.
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
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets. The impact of the COVID-19 pandemic has evolved rapidly and has triggered a decrease in economic activity particularly in the New York City area. Measures such as “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities and required social distancing measures had resulted in closure and limitations on the operations of many businesses. As cases surged, these orders have been, and could in the future again be, reimplemented to a certain degree, limiting access to, and requiring closure of, certain non-essential businesses. Some of our tenants operate businesses that require in-person interactions, such as retail stores, gyms, and fitness studios. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants. All of these factors have impacted and could further impact the ability of our tenants to pay their rent when due. For our office tenants, limits on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio if a significant number of businesses determine to continue to utilize large scale work-from-home policies as the COVID-19 pandemic continues and thereafter. These factors could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession particularly in the New York City area. Moreover, a significant downturn resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
Our tenants may also be negatively impacted if the outbreak of COVID-19 impacts their workforce or otherwise disrupts their management. Further, certain of our tenants may not have been eligible for, or may not have been successful in securing, stimulus funds under government stimulus programs and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the amount of cash rent collected last fiscal year may not be indicative of what we collect in any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including rent that was due in 2020 but deferred under deferral agreements we have entered into with our tenants. We may face defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover amounts owed to us and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums that have been or may be imposed limiting landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. For example, as discussed in more detail elsewhere in this Annual Report, Knotel (a tenant in both our 123 William Street and 9 Times Square properties), a co-working company that was previously our second largest tenant based on annualized straight-line rent as of September 30, 2020, filed for bankruptcy in January 2021 due to the adverse impacts of COVID-19 and terminated its leases with us. We have reserved all receivables relating to Knotel as of December 31, 2020. We do not expect to collect any of these amounts.
Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic enhanced certain risks that could have a significant adverse effect including:
•difficulty accessing debt and equity capital on favorable terms, or at all, if financial markets become disrupted or unstable or credit conditions deteriorate;
•disruption and instability in the financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;
•the volatility in the global stock markets caused by the COVID-19 pandemic and its effects on our stock price could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
•we are limited in the number of properties we may seek to acquire due to capital availability;
•our ability to maintain sufficient liquidity to fund our capital requirements has been and may continue to be adversely affected by decreases in cash rent collected from our tenants;
•we have experienced cash traps under certain of our debt agreements due to the COVID-19 pandemic, and, if we are unable to comply with financial covenants and other obligations in our debt agreements, we could experience additional cash traps or default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;
•we may need to recognize impairment charges on our assets;
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
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of the vaccines or other remedies that have been developed or are or may be developed in the future, the efficacy of on-going efforts to distribute and administer available vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation has changed and could continue to change rapidly and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material adverse effect. Other risk factors contained in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
We have limited rights to terminate our Advisor. The initial term of the advisory agreement expires on July 1, 2030, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 180 days in advance of the expiration of the term. If we terminate the agreement in connection with a change in control, we would be required to pay a termination fee that could be up to $15 million plus four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights contained in the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
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

We invest in opportunistic assets subjects us to increased risks relating to, among other things, changes in the New York City economy and increased competition for tenants at similar properties in this market, as well as increased risks that the economic trends and demand for office and retail space and other real estate in this market or sub-market may change. For these and other reasons, there is no assurance that we will be profitable or that we will realize growth in the value of our real estate properties. In addition, leasing vacant space will likely result in our incurring expenses for tenant improvements and leasing commissions, which would adversely impact our cash flow.
Two of our individual real estate investments represent a material percentage of our assets.
As of December 31, 2020, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 68% of the total rentable square footage in our portfolio and 66% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our common stock.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2020, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	8.0%
Planned Parenthood	6.1%
Equinox	5.2%
The failure of any of these tenants to pay rent could have a material adverse effect on our cash flow and the value of the applicable property. In addition, the individual value of our properties may be impacted in part by the credit quality of the underlying tenants, and an adverse change in the financial condition or a decline in the credit rating of any of these material tenants may result in a decline in the value of the specific properties.
Knotel (a tenant in both our 123 William Street and 9 Times Square properties) would have represented 6.8% of our total annualized straight-line rent as of December 31, 2020. However, this tenant declared bankruptcy due to the adverse impacts of COVID-19 and terminated its leases in January 2021. We have reserved any amounts due from this tenant at December 31, 2020. Accordingly, this tenant is not expected to have any on-going revenue and has been excluded from the above table.
We depend on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor and our Property Manager.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliate, the Property Manager. We depend on our Advisor, and the Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions regarding to the day-to-day management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our executive chairman, chief executive officer, president and secretary, and Christopher J. Masterson, our chief financial officer and treasurer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor or its affiliates, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of key personnel capable of establishing or maintaining appropriate strategic relationships, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, or its affiliates including any change resulting from an adverse outcome in any litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

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
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. Our Advisor is continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor, and other parties that provide us with services essential to our operations are protected against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines or missed permitting deadlines;
•affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•adversely impact our reputation among our tenants and investors generally.
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
We may in the future acquire or originate first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:
•risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•increased competition from entities engaged in mortgage lending and, or investing in our target assets;
•deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;
•difficulty in redeploying the proceeds from repayments of our existing loans and investments;
•the illiquidity of certain of these investments;
•lack of control over certain of our loans and investments;
•the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses;
•additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange;
•use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;
•risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and
•the need to structure and select our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to Investments in Real Estate

Our operating results are affected by economic and regulatory changes that may have an adverse impact on the real estate market, our profitability or the value of our properties.
Our operating results and value of our properties are subject to risks generally incident to the ownership of real estate, including:
•changes in general, economic or local conditions, which can be impacted by many factors;
•changes in supply of or demand for similar or competing properties in the relevant market area;
•increases in operating expenses;
•vacancies and inability to lease or sublease space;
•changes in interest rates and availability of financing on favorable terms, or at all;
•changes in tax, real estate, environmental and zoning laws; and
•the possibility that one or more of our tenants will be unable to pay their rental obligations.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements, and we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit or at the time or on the terms we desire. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such limiting the amount of debt that can be secured by that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property.
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
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. While we are working to find new tenants to replace Knotel, which filed for bankruptcy and terminated its leases with us in January 2021 and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. For example, as discussed in more detail elsewhere in this Annual Report, Knotel (a tenant at both our 123 William Street and 9 Times Square properties), a co-working company that was previously our second largest tenant based on based on annualized straight-line rent as of September 30, 2020, filed for bankruptcy in January 2021 due to the adverse impacts of COVID-19. With respect to this bankruptcy and in the event of any other bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease and that our cash flow and the amounts available for distributions to our stockholders will not be adversely affected.

A sale-leaseback transaction may be recharacterized in a tenant’s bankruptcy proceeding.
We may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the purchaser, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow.
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
Some of our properties may be contiguous to other parcels of real property, comprising part of the same building. In connection with such properties, there may be covenants, conditions, restrictions, and easement governing the operation of , and improvements, to, such properties. Moreover, the operation and management of the contiguous properties may impact our properties. Compliance with these covenants, conditions, restrictions, and easements may adversely affect our operating costs and reduce the amount of funds that we have available for other purposes.
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
We own properties in the New York City area which has experienced, and remains susceptible to, terrorist attacks. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
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
We are subject to risks associated with natural disasters and the physical effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties and business. To the extent climate change causes changes in weather patterns, the New York City area could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to lease space in the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. Climate change may have a material adverse effect on our properties or business.
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
Certain of our properties located in New York City are leased to retail tenants which are 23.0% of the annualized straight-line rental income as of December 31, 2020. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, store closures and changing consumer preferences as a result of the COVID-19 pandemic, change in relative strengths of world currencies, the threat of terrorism, increasing competition from retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.
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

Risks Related to Our Indebtedness

Our level of indebtedness may increase our business risks.
As of December 31, 2020, we had total outstanding indebtedness of approximately $396.6 million. In addition, we may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends or for other corporate purposes;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge the underlying property as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
During the third and fourth quarters of 2020, as described in more detail elsewhere in this Annual Report on Form 10-K, the operating results at 1140 Avenue of the Americas and 9 Times Square properties were negatively impacted by the COVID-19 pandemic, leading to early lease terminations and expirations without renewals that caused cash trap events under the non-recourse mortgages for those properties, which together represent $154.0 million in indebtedness outstanding as of December 31, 2020, to be triggered. As a result, we will not be able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. Unless we are able to enter into a sufficient number of new leases on terms that allow us to cure the applicable breach, we do not anticipate we will be able to access excess cash flow from either property. Moreover, if we remain in breach of the loan secured by 9 Times Square for four consecutive quarters, an event of default would occur that could give the lenders the right to accelerate the principal amount due under the loan and other remedies. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to subsidiary entities that hold title to our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
Changes in the debt markets could materially and adversely impact us.
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. The recent coronavirus pandemic has also adversely affected credit and capital market conditions resulting in extreme volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital requirements more challenging or expensive. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the projections of any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Disruption in the debt markets, may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
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
We may incur additional variable-rate indebtedness in the future that may use the London Inter-Bank Offered Rate (“LIBOR”), or similar rates as a benchmark for establishing the applicable interest rate. In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that while it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, the remaining USD LIBOR settings will continue to be published through June 30, 2023. We are not able to predict when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges.
The consequences of these developments cannot be entirely predicted and could include (if we use LIBOR as a benchmark for establishing an applicable interest rate in a future borrowing) an increase in the cost of such indebtedness. While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.
Our loan agreements contain restrictive covenants that limit operating and financial flexibility.
Our mortgage loans generally contain covenants that limit the borrower subsidiaries’ ability to further mortgage secured properties, incur additional debt, engage in property transfers, make distributions to the OP, and discontinue insurance coverage. One of our loans secured by our 9 Times Square property requires us to maintain a minimum net worth and a minimum level of liquid assets. In addition, loan documents may limit our ability to replace property managers or terminate certain leases. Future indebtedness we may incur may also impose restrictions on us that require us to comply with financial covenants, affect our distribution and operating policies or limit our ability to incur additional debt, further mortgage a property, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
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
As of December 31, 2020, all of our outstanding mortgage indebtedness was interest-only. We may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect, among other things, the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash for other purposes.

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
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause returns on our investments to suffer.
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
These conflicting duties could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (a) compensation to our Advisor and its affiliates, including the Property Manager; (b) allocation of any new investments and management time and services between us and the other entities; (c) our purchase of properties from, or sale of properties, to entities advised by affiliates of AR Global; and (d) investments with entities advised by affiliates of our Advisor.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.

Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are satisfied. The variable portion of the base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. In addition, under our multi-year outperformance award agreement with the Advisor, the Advisor is entitled to earn LTIP Units if certain performance conditions are satisfied over a three-year performance period. Furthermore, our OP is a party to a listing note agreement with an affiliate of our Advisor pursuant to which this affiliate is entitled to receive an amount based on the market price of Class A common stock during a 30-day trading period, which we expect will commence on February 9, 2022. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend. In addition, these fees reduce the cash available for investment or other corporate purposes.

Risks Related to Our Corporate Structure

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
•our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing or other capital for those acquisitions
•the financial condition of our tenants, including tenant bankruptcies or defaults;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•future conversions of our Class B common stock could adversely affect the market price of our Class A common stock;
•because there was no established market for shares of our common stock prior to the listing of our Class A common stock on the NYSE, and the most recent tranche of shares of Class B common stock converted into shares of Class A common stock and were listed on the NYSE in early March 2021, there may be substantial downward pressure in trading price resulting from stockholders desiring to sell or the perception that sales might occur;
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
•failure to maintain our REIT status;
•changes in tax laws;
•economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 290,250,000 shares of Class A common stock, 9,750,000 shares of Class B common stock, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 1, 2020, following the conversion of the second tranche of shares of our Class B common stock to Class A common stock, we had 9.6 million shares of Class A Class A common stock and 3.2 million shares of Class B common stock issued and outstanding and had not issued any shares of preferred stock. The outstanding shares of Class B common stock are not listed on the NYSE but will automatically convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021. Except with respect to listing, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as shares of Class A common stock. Our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of common stock may be issued in the discretion of our board of directors. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock, or any incurrence of additional indebtedness, could affect our ability to pay distributions on our common stock. The issuance of shares of preferred stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock. In addition, terms of any preferred stock we may issue may discourage a third party from acquiring us in a manner that might result in a premium price to stockholders.
We may issue shares in public or private offerings in the future, including shares of our Class A common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder. We may also issue shares if our Advisor earns any of the LTIP Units it holds at the end of the performance period in 2023. LTIP Units are convertible into units of limited partnership in the OP designated as “Class A Units” (“Class A Units”) and then potentially Class A common stock after they have been earned and subject to several other conditions. Class A Units may be redeemed on a one-for-one basis for, at our election, shares of Class A common stock or the cash equivalent thereof. We may also issue Class A Units to sellers of properties we acquire and may issue shares of our Class A common stock pursuant to our at-the-market program or any similar future program.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•an affiliate or associate of the corporation who, at any time within the two‑year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of the then outstanding stock of the corporation.
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
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
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
Our board of directors has adopted a stockholder rights plan that will expire in August 2021 or sooner under certain circumstances. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our Class A common stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Class A common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders. These rights may be exercised if, in the judgment of our board of directors based on the advice of counsel, the exercise could result in us failing to qualify as a REIT.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws; (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employee to us or to our stockholders or (ii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws; or (c) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Our bylaws also provide that unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
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

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014, and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if our board of directors determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured, and intend to continue structuring, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as any taxable REIT subsidiaries (“TRSs”), which are subject to full U.S. federal, state, local and foreign corporate-level income tax. Any taxes we pay directly or indirectly will reduce our cash flow.
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
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in shares of our common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
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
Accordingly, U.S. stockholders receiving a distribution of shares of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares that it receives as part of the distribution in order to pay its this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders decide to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of shares of our common stock.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
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
However, a portion of the amounts that we pay to our stockholders generally may (a) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from TRSs, or (c) constitute a return of capital to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
Our stockholders may have tax liability on distributions that they elect to reinvest in shares of our common stock, but they would not receive the cash from such distributions to pay such tax liability.
Stockholders who participate in the DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the distributions reinvested in shares of our common stock to the extent the distributions were not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the distributions reinvested in shares of our common stock pursuant to the DRIP.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of shares of our stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility, and reduce the market price of shares of our stock.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in shares of our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.
The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of the issued and outstanding shares of our stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for shares of our stock or otherwise be in the best interests of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends and other distributions received from us and upon the disposition of shares of our stock.
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”) generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund,” certain entities wholly owned by a “qualified foreign pension fund” and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our stock, or (c) a holder of shares of our stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares of our stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy (1)		Remaining Lease Term (2)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%		3.9
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%		16.8
9 Times Square	Nov. 2014	1	167,390	78.7%	(3)	7.7
123 William Street	Mar. 2015	1	542,676	90.3%	(3)	5.7
1140 Avenue of the Americas	Jun. 2016	1	242,646	79.0%		6.9
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%		4.5
196 Orchard Street	Jul. 2019	1	60,297	100.0%		14
		8	1,163,061	87.0%	(3)	7.2
_________
(1)For a discussion of the significant changes in occupancy during 2020, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
(2)Calculated on a weighted-average basis as of December 31, 2020, as applicable.
(3)As of December 31, 2020, occupancy includes the leased space occupied by one of our tenants, Knotel, which impacts two of our properties. In January 2021, Knotel filed for bankruptcy and all leases were terminated effective January 31, 2021. If Knotel was not included in this calculation as of December 31, 2020, occupancy for 9 Times Square and 123 William Street would have been 57.7% and 83.6%, respectively, and our combined occupancy would have been 80.8%. In addition, during the year ended December 31, 2020, we put Knotel on a cash basis and fully reserved all receivables from Knotel, which was reflected as a reduction in revenue from tenants during the period. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K. Also, for a discussion of overall impact on our result of operations for this and other reserves and write-offs for tenant receivables recorded in 2020, see Results of Operations section located in Item 7. Management’s Discussion and Analysis.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2020. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2021	$52,909
2022	49,642
2023	41,549
2024	41,111
2025	33,326
2026	30,623
2027	27,677
2028	25,268
2029	22,039
2030	20,088
Thereafter	65,256
Total	$409,488
________________
(1)For a discussion of the significant changes in occupancy during 2020, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis. In addition, during the year ended December 31, 2020, we recorded reserves as a reduction in revenue from certain tenants during the period on receivables, which had not been paying rent and have been put on a cash basis effective December 31, 2020. Accordingly, these tenants, including Knotel (a tenant at both our 123 William Street and 9 Times Square properties), are not expected to have any on-going revenue and the related future minimum base rent payments have been excluded from the above table. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K. Also, for a discussion of overall impact on our result of operations for reserves and other write-offs for tenant receivables recorded in 2020, see Results of Operations section located in Item 7. Management’s Discussion and Analysis.

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Straight-Line Rent (1)	Expiring Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2021	10	$2,710	5.0%	67	6.6%
2022	14	6,768	12.5%	141	14.0%
2023	8	3,069	5.7%	38	3.8%
2024	10	6,099	11.2%	98	9.7%
2025	12	7,147	13.2%	126	12.5%
2026	3	1,018	1.9%	21	2.1%
2027	5	2,943	5.4%	52	5.1%
2028	14	3,398	6.3%	98	9.7%
2029	6	1,996	3.7%	71	7.0%
2030	3	1,810	3.3%	34	3.4%
Total	85	$36,958	68.2%	746	73.9%
_________
(1)Includes tenant concessions, such as free rent, as applicable. For a discussion of the significant changes in occupancy during 2020, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis. In addition, during the year ended December 31, 2020, we recorded reserves as a reduction in revenue from certain tenants during the period on receivables, which have been put on a cash basis effective December 31, 2020. Accordingly, these tenants, including Knotel (a tenant at both our 123 William Street and 9 Times Square properties), are not expected to have any on-going revenue and so the related annualized straight-line rent has been excluded from the above table. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K. Also, for a discussion of overall impact on our result of operations for reserves and other write-offs for tenant receivables recorded in 2020, see Results of Operations section located in Item 7. Management’s Discussion and Analysis.

Tenant Concentration
As of December 31, 2020 and 2019, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio.
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

123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2020:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	13.3%	Jul. 2031	10.59	1 - 5 year option	$3,337	16.4%
The City of New York - The Department of Youth and Community Development	40,610	8.3%	Aug. 2027	6.67	None	$2,255	11.1%
______________________________
(1)Remaining lease term in years as of December 31, 2020.
(2)Annualized rental income on a straight-line basis as of December 31, 2020, which includes tenant concessions such as free rent, as applicable.
Knotel is a tenant at our 123 William Street property as of December 31, 2020. However, this tenant declared bankruptcy and terminated its leases in January 2021 and we have fully reserved all receivables from this tenant at December 31, 2020. Accordingly, this tenant is not expected to have any on-going revenue and has been excluded from the above table.
9 Times Square
The following table lists the tenants at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2020:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 9 Times Square
						(In thousands)
9TS Gifts LLC	7,479	5.7%	May 2036	15.42	None	$2,000	27.2%
________________________________
(1)Remaining lease term in years as of December 31, 2020.
(2)Annualized rental income on a straight-line basis as of December 31, 2020, which includes tenant concessions such as free rent, as applicable.
Knotel is a tenant at our 9 Times Square property as of December 31, 2020. However, this tenant declared bankruptcy and terminated its leases in January 2021 and we have fully reserved all receivables from this tenant at December 31, 2020. Accordingly, this tenant is not expected to have any on-going revenue and has been excluded from the above table.
1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2020:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 1140 Avenue of the Americas
						(In thousands)
City National Bank	35,643	18.6%	Jun. 2033	12.5	None	$4,356	28.3%
Waterfall Asset Management LLC	25,500	13.3%	Aug. 2022	1.67	1 - 5 year option	$2,019	13.1%

___________
(1)Remaining lease term in years as of December 31, 2020.
(2)Annualized rental income on a straight-line basis as of December 31, 2020, which includes tenant concessions such as free rent, as applicable.
196 Orchard Street
The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2020:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
						(In thousands)
CVS	9,956	16.5%	Sept. 2034	13.67	2 - 5 year options	2,161	32.6%
Equinox	30,033	49.8%	Nov. 2038	17.93	2 - 5 year options	2,836	42.7%
Marshalls	20,308	33.7%	Oct. 2028	7.84	3 - 5 year options	1,641	24.7%
Total	60,297	100.0%				6,638	100.0%

Property Financings
See Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2020 and 2019.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the NYSE under the symbol “NYC” as of August 18, 2020. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the NYSE Index for the period commencing August 18, 2020, the date on which we listed our Class A common stock on the NYSE and ending December 31, 2020. The graph assumes an investment of $100 on August 18, 2020, with the reinvestment of dividends.
Holders
As of March 23, 2021, we had 12,776,448 shares of common stock outstanding, comprised of 9,600,335 shares of Class A common stock and 3,176,113 shares of Class B common stock, held by a total of 21,073 stockholders of record, comprised of 8,019 holders of Class A common stock and 13,054 holders of Class B common stock.
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we are required, among other things, to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years.
For the year ended December 31, 2018, from a U.S. federal income tax perspective, 100% of dividends, or $0.60 per share (adjusted for the Reverse Stock Split), represented a return of capital. We had a loss for tax purposes in 2019 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2019. We also did not declare or pay any dividends during the year ended 2019. For the year ended December 31, 2020, from a U.S. federal income tax perspective, 100% of dividends, or $0.04889 per share, represented a return of capital. The dividend declared and paid in January 2021 is a 2021 event for stockholders and the tax treatment of this dividend will be disclosed when information regarding the year ending December 31, 2021 is reported.
Dividends to Common Stockholders
On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to holders of our common stock, effective as of March 1, 2018, and we did not pay distributions during the year ended December 31, 2019. We did not pay dividends in 2020 prior to September 30, 2020. In connection with the listing, we announced that our board of directors intended to reinstate distributions in the form of dividends to our common stockholders in the amount of $0.40 per share of common stock per year. On October 1, 2020, we declared a dividend equal to $0.04889 per share on each share of common stock, which was paid on October 15, 2020. The dividend was calculated to cover the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year or $0.10 per share on a quarterly basis. On January 1, 2021, we also declared a dividend of $0.10 per share on each share of common stock, which was paid on January 15, 2021. We intend to pay dividends on the 15th day of the month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the applicable record date.
Unregistered Sales of Equity Securities
None.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2020, 2019, 2018, 2017 and 2016 and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
Balance sheet data (In thousands)	2020	2019	2018	2017	2016
Total real estate investments, at cost	$860,637	$862,608	$774,494	$753,793	$744,945
Total assets	861,846	901,356	773,742	760,450	773,604
Mortgage notes payable, net	396,574	395,031	291,653	233,517	191,328
Total liabilities	480,279	480,807	330,062	278,966	233,413
Total stockholders’ equity	377,558	420,549	443,680	481,484	540,191

Operating data (In thousands, except share and per share data)	Year Ended December 31
	2020	2019	2018	2017	2016
Total revenues	$62,895	$70,530	$62,399	$58,384	$47,607
Total operating expenses	85,504	76,110	73,661	70,496	60,312
Operating loss	(22,609)	(5,580)	(11,262)	(12,112)	(12,705)
Total other expenses	(18,353)	(16,310)	(12,850)	(10,961)	(7,060)
Net loss	(40,962)	(21,890)	(24,112)	(23,073)	(19,765)
Net loss attributable to common stockholders	$(40,962)	$(21,890)	$(24,112)	$(23,073)	$(19,765)
Other data:
Cash flows (used in) provided by operations	$(13,578)	$(1,603)	$(7,080)	$2,282	$4,128
Cash flows used in investing activities	(3,755)	(45,974)	(14,935)	(10,340)	(95,880)
Cash flows provided by (used in) financing activities	(970)	51,073	29,600	5,453	(41,127)
Per share data:
Dividends/Distributions declared per common share (1)	$—	$—	$0.60	$3.67	$3.68
Net loss per common share - Basic and Diluted (1)	(3.21)	(1.72)	(1.88)	(1.81)	(1.57)
Weighted-average number of common shares outstanding:
Basic and Diluted (1)	12,767,380	12,748,923	12,851,416	12,774,612	12,620,674

(1) Retroactively adjusted for the effects of the Reverse Stock Split that occurred on August 5, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” elsewhere in this report for a description of these risks and uncertainties.
Overview
We are an externally managed REIT that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of December 31, 2020, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On August 18, 2020, we listed shares of our Class A common stock on the NYSE. In anticipation of the listing, we implemented a series of corporate actions which resulted in the bifurcation of our common stock into Class A common stock and Class B common stock in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions, which we refer to as the Reverse Stock Split. All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. To effect the listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 25% of our outstanding shares of common stock, on the NYSE when trading commenced. Our other class of outstanding stock is Class B common stock, which comprised approximately 75% of our outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the listing date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. Following a determination by our board of directors, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. The remaining tranche of shares of Class B common stock will convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021, unless earlier converted. For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our Property Manager. Our Advisor and Property Manager are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
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
•The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below). During the year ended December 31, 2020, we experienced several lease expirations without renewals as well as terminations, including four during the fourth quarter of 2020. In addition, one of our tenants, Knotel, declared bankruptcy in early 2021. Management has already re-leased a portion of the vacant space and is working on securing additional new leases, although there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all.
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of December 31, 2020, our portfolio had an occupancy level of 87.0% (80.8% giving effect to the termination of all Knotel’s leases with us in January 2021), the weighted-average remaining term of our leases was 7.2 (based on annualized straight-line rent).
•New York City, where all of our properties are located, has been among the hardest hit locations in the country and until it began its phased reopening in June 2020, which is still underway as of December 31, 2020, operated under a mandatory order under which tenants were required to cease all non-essential in-office functions. Certain restrictions have since been imposed, and there may be further restrictions in the future. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as New York’s phased opening continues, and occupants continue to return to our properties, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by us. However, despite the current restrictions and continued reopening, we expect that the mass vaccine rollout will target a “return to normalcy” after the summer holidays and will support an uptick in office usage and leasing trends by the end of 2021 and through 2022.
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We do not have any significant debt principal repayments due until 2024.
•The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our loans. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that caused cash trap events on two of our mortgages as described further in this section.
•The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of the Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions and may worsen” included in this Annual Report on Form 10-K for the year ended December 31, 2020. The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March 2020, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant government authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the year ended 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
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
Our portfolio is primarily comprised of office and retail tenants with 78% and 21% of fourth quarter cash rent due from office and retail tenants, respectively. We have collected 86% of fourth quarter cash rent due from our office tenants, 64% of cash rent due from our retail tenants and 82% of cash rent due across our entire portfolio, including 89% of cash rent due from our top ten tenants (based on annualized straight-line rent as of December 31, 2020). The cash rent collected across our entire portfolio was consistent with the third quarter in which we reported total portfolio original cash rent collections of 85% due for the third quarter as of October 31, 2020, which has improved to 86% of third quarter’s original cash rent collected as of March 23, 2021. We also reported total portfolio original cash rent collections of 86% due for the second quarter as of October 31, 2020, which remains unchanged as of March 23, 2021. During the fourth quarter, we concluded that it was no longer probable that we would collect substantially all of the amounts due from a number of tenants due to the on-going impacts of COVID. These included most significantly Knotel, a tenant at both our 123 William Street and 9 Times Square properties, as well as several smaller tenants. Accordingly, these tenants were placed on a cash basis and all receivables were fully reserved with additional reserves of $7.4 million ($2.9 million in contract receivables and $4.5 million in straight-line rent receivables) recorded in the fourth quarter.
The table below presents additional information on our fourth quarter cash rent collection status and is based on available information as of March 1, 2021.

Fourth Quarter 2020 Cash Rent Status	Total Portfolio
Fourth quarter cash rent paid (1)	82%
Approved agreements (2)	7%
Agreement negotiation (3)	10%
Other (4)	1%
100%
____________
(1) Represents total of all contractual rents on a cash basis due from tenants as stipulated in the originally executed lease agreements at inception or any lease amendments thereafter prior to an approved agreement.
(2) Consists of deferral agreements as well as amendments granting the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit. A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due. The most common arrangements represent deferral of some or all of the rent due for the second or third quarter of 2020 with such amounts to be paid in 2021.
(3) Represents active tenant discussions where no approved agreement has yet been reached. There can be no assurance that these negotiations will be successful and will lead to formal agreements on favorable terms, or at all. These amounts are substantially comprised of tenants that were placed on a cash basis, including Knotel which represents 6% of fourth quarter cash rent due, after concluding that it was no longer probable that substantially all amounts due would be collected. We have fully reserved for amounts due from these tenants as a reduction in revenue as of December 31, 2020.
(4) Consists of tenants who have made a partial payment and/or tenants without active communication on a potential approved agreement. There can be no assurance that such cash rent will be collected. Includes approximately 0.25% of fourth quarter cash rent due from a tenant that was placed on cash basis during the fourth quarter for which we have fully reserved as a reduction in revenue as of December 31, 2020.
Through March 23, 2021, we had collected 82% of January 2021 cash rent due and 86% of February 2021 cash rent due (with the increase in February partially due to the fact that Knotel is not included in our rent collection data after January 31, 2021 when all of their leases with us terminated). Fourth quarter rent collections were particularly impacted by the Knotel bankruptcy and a lease amendment with one of our tenants that granted a rent credit of $0.6 million over the fourth quarter of 2020 and the first quarter of 2021 in exchange for a 24-month lease extension. Moreover, certain tenants that have entered into agreements with us with respect to second, third or fourth quarter rents have, following the expiration of those agreements, sought to enter into new agreements further deferring or abating rent for additional periods. There can be no assurance additional tenants will not similarly seek future rent relief or that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. Through March 23, 2021, we had collected 25% of January 2021 cash rent due that represented 2020 cash rent that had been deferred until 2021 and 32% of February 2021 cash rent due that represented 2020 cash rent that had been deferred until 2021. We expect this trend of lower collections of amounts previously deferred may continue in future months in 2021. We expect our cash rent collections will stay at current levels and could potentially decline until the New York City economy reopens and recovers sufficiently for our tenants ability to pay rent to improve, although there can be no assurance how long this will take. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present.
We have entered into 18 approved agreements with 11 different tenants that commenced during the year ended December 31, 2020. Under approved agreements entered into during 2020, the total amount deferred was $1.5 million for the year ended December 31, 2020 and $0.3 million for the three months ended December 31, 2020. Under approved agreements entered into during 2020, the total amounts of rent credits (i.e. abatements) was $0.8 million for the year ended December 31, 2020 and $0.1 million for the three months ended December 31, 2020.
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
Impacts of the COVID-19 Pandemic
As discussed above, we have taken a proactive approach to achieve mutually agreeable solutions with tenants impacted by COVID-19 and in some cases, in the second, third and fourth quarters of 2020, we executed different types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, we would be required to apply modification accounting including assessing classification under ASC 842.
Some, but not all of our lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, we have elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease.
For leases not qualifying for this relief, we applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2020, these leases had an average remaining lease term of 7.2 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For comparative purposes, we have also elected to reflect prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
Included in revenue from tenants for the year ended December 31, 2019, we recorded $0.1 million of tenant reimbursement related to prior year.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2020, 2019 and 2018, approximately $0.1 million, $0.1 million and $0.2 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.

We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see Note 2 — Summary of Significant Accounting Polices — “Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion), we are required to assess, based on credit risk, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal 2020, this assessment has included consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with the lease accounting rules we record uncollectable amounts as reductions in revenue from tenants. During the year ended December 31, 2020, we reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis (see accounting policy above). There were no such reductions recorded for the years ended December 31, 2019 or 2018.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 or 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2020 and 2019, we did not have any properties held for sale.
As more fully discussed in Note 2 — Summary of Significant Accounting Polices — “Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases” to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption of the new leasing standard on January 1, 2019 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2020, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under a land lease which was previously classified prior to adoption of lease accounting, and will continue to be classified, as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.

Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no asset acquisitions during the year ended December 31, 2020. The acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships recorded in connection with the acquisitions during the years ended December 31, 2019 or 2018.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, we may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, we may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met. We did not have any dispositions during the years ended December 31, 2020, 2019 or 2018.
Impairment of Long-Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. We did not recognize any impairment charges for the years ended December 31, 2020, 2019 or 2018.
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
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew any remaining unamortized amount will be taken into income at that time.
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
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2020 and 2019. Please see the “Results of Operations” section located on page 36 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of our results of operations for the years ended December 31, 2019 and 2018.
As of December 31, 2020 and 2019, our overall portfolio occupancy was 87.0% and 89.6%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2020:

	Q1 2020	Q2 2020	Q3 2020	Q4 2020
Leasing activity:
New Leases:(1)
New leases commenced	4	4	5	—
Total square feet leased	4,227	15,349	56,454	—
Annualized straight-line rent per square foot(2)	$160.44	$104.35	$108.31	$—
Weighted-average lease term (years)(3)	6.7	6.2	11.8	—

Replacement leases:(4)
Replacement leases commenced	3	3	4	—
Square feet	4,227	15,349	43,796	—
Annualized straight-line rent per square foot(2)	$162.64	$104.44	$116.02	$—
Weighted-average lease term (years)(3)	6.8	6.2	12.1	—

Terminated or Expired Leases:(5)
Number of leases terminated or expired	2	3	3	4
Square feet	8,376	17,127	13,474	18,641
Annualized straight-line rent per square foot(2)	$39.27	$52.79	$53.65	$74.06

Tenant improvements on replacement leases per square foot(6)	$—	$—	$—	$—
Leasing commissions on replacement leases per square foot(6)	$—	$22.93	$23.14	$—
_______
(1) Includes new and replacement (for which additional information is provided below) leases commenced during the quarter.
(2) Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries (see “-Management’s Actions” above).
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
Comparison of Year Ended December 31, 2020 to 2019
As of December 31, 2020, we owned eight properties, comprising of seven properties acquired prior to January 2019 and our 196 Orchard Street property acquired in July 2019 (“196 Orchard Street”). Our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily reflect changes due to leasing activity and the impact of our acquisition of 196 Orchard Street properties.

Revenue from Tenants
Revenue from tenants decreased $7.6 million to $62.9 million for the year ended December 31, 2020, compared to $70.5 million for the year ended December 31, 2019. This decrease was primarily due to reserves of $8.5 million recorded during the period on receivables ($3.0 million of accounts receivables and $5.5 million of straight-line rent receivables) for which the related tenants (including Knotel, but also certain other tenants that continue to occupy the space they have leased from us) have have been put on a cash basis or have terminated their leases early, primarily as a result of the impact of the COVID-19 pandemic. Of the reserves recorded, $7.5 million was related to receivables from tenants that were put on a cash basis in 2020 and $1.0 million was related to receivables from tenants that terminated their leases early. Of the amount that related to receivables from tenants that were put on cash basis, $1.5 million relates to straight-line rent that would have otherwise been recorded in the fourth quarter. While we have entered into short-term leases with two of Knotel's former tenants at 123 William Street that collectively represent over 23,400 square feet and we are working to find new tenants to replace Knotel and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. There was also a decrease in reimbursable operating expenses, such as utilities, due to fewer tenants working at the properties during the period as a result of the COVID-19 pandemic.
The decreases to our year-over-year revenue from tenants were partially offset by the incremental impact of a full year of revenue from tenants in 2020 from our 196 Orchard Street acquisition (acquired in July 2019) and the write-off of below-market lease intangibles in connection with leases terminated during the current year.
Asset and Property Management Fees to Related Parties
We incurred $7.6 million and $7.3 million in fees for asset and property management services to our Advisor and Property Manager for the years ended December 31, 2020 and 2019, respectively. This is primarily related to the impact of property management fees due to the Property Manager that are no longer adjusted for reimbursable expenses paid by us to third-party property managers beginning on April 1, 2019. The increase was partially offset by a decrease in property management fees due to the calculation being based on cash receipts, which decreased during the year ended December 31, 2020 as a result of the COVID-19 pandemic. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K for more information on fees incurred to our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $1.1 million to $32.3 million for the year ended December 31, 2020, compared to $31.2 million for the year ended December 31, 2019. The increase was primarily related to an increase in condominium fees and property taxes, which were previously directly paid by certain tenants that stopped paying these obligations under their leases and we expect will continue to be paid by us while these tenants are not paying rent. In addition, the increase to our property operating expenses was impacted by the incremental effect of a full year of property operating expenses in 2020 from our 196 Orchard Street acquisition (acquired in July 2019).
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the year ended December 31, 2020 and $13,000 of acquisition and transaction related expenses for the year ended December 31, 2019.
Listing Expenses
During the year ended December 31, 2020, we paid $1.3 million of expenses associated with the listing of our Class A common stock on the NYSE.
Vesting and Conversion of Class B Units
During the year ended December 31, 2020, we recorded a non-cash expense of $1.2 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units were fully satisfied upon completion of the listing of our Class A common stock on the NYSE. On the listing date, 65,498 Class B Units were converted into Class A Units, of which 52,398 held by the Advisor were subsequently redeemed for an equal number of shares of Class A common stock. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for further details.
Equity-Based Compensation
Equity-based compensation increased $3.8 million to $3.9 million for the year ended December 31, 2020 from $86,000 for the year ended December 31, 2019 due to the recording of $3.8 million of expense related to the 2020 OPP as well as amortization related to restricted shares of common stock. Approximately $0.1 million of expense was recorded for the amortization of restricted shares of common stock. See Note 11 - Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K for further details on the 2020 OPP and restricted shares of common stock.

General and Administrative Expenses
General and administrative expenses increased $1.3 million to $7.6 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019, primarily due to increased legal and audit fees. Legal fees increased due to legal costs associated with negotiating with our tenants as a result of COVID-19 and expenses incurred associated with the tender offer for shares of Class B common stock completed in January 2021, as well as costs associated with capital-raising and other activity related to the Listing.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the year ended December 31, 2020 were $3.6 million, of which $1.0 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits. This is compared to $3.2 million of reimbursement expenses for administrative and personnel services for the year ended December 31, 2019. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the year ended December 31, 2020 the annual limits on reimbursement for administrative and overhead expenses on and for salaries, wages, and benefit were reached. During the year ended December 31, 2020, we also received a credit of $0.4 million relating to a change in estimate for previously paid 2019 bonuses. The limit on reimbursement for salaries, wages and benefits was evaluated without regard to our 2019 bonus reimbursement from the Advisor. On a combined basis, giving effect to the credit, our reimbursements to our Advisor were approximately the same year over year. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and Amortization
Depreciation and amortization expense increased $0.5 million to $31.7 million for the year ended December 31, 2020, compared to $31.2 million for the year ended December 31, 2019, an out-of-period charge of $0.3 million in 2020 (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K) and due to a higher depreciable asset base as a result of the acquisition of 196 Orchard Street completed in July 2019 and the net effect of fixed and intangible asset write-offs associated with lease terminations recorded during the current year. As a result of the termination of our leases with Knotel effective January 31, 2021 following Knotel’s filing for bankruptcy earlier that month, we will write-off all related intangibles, including an estimated $1.3 million of deferred leasing costs, which will be included in depreciation and amortization expense in our consolidated statement of operations for the three months ended March 31, 2021.
Interest Expense
Interest expense increased $1.9 million to $19.1 million for the year ended December 31, 2020 compared to $17.2 million for the year ended December 31, 2019. The increase was primarily due to loans we entered into in April 2019 secured by 9 Times Square and July 2019 in connection with the acquisition of 196 Orchard Street (see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information). During the year ended December 31, 2020, our weighted-average outstanding debt balance was $405.0 million with a weighted-average effective interest rate of 4.35%. During the year ended December 31, 2019, our weighted average outstanding debt balance was $359.9 million with a weighted-average effective interest rate of 4.35%.
Other Income
Other income remained consistent at $0.8 million for the year ended December 31, 2020 and 2019. Approximately $0.7 million of the other income in 2020 is related to the recognition of income from the retention of a deposit forfeited by the buyer on the potential sale of the property commonly known as the “HIT Factory” under a purchase agreement which expired in April 2020. This increase was partially offset by a decline in interest income on invested cash due to a decline in rates.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities during the year ended December 31, 2020 was $13.6 million and consisted primarily of a net loss of $41.0 million, adjusted for non-cash items of $35.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation, as well as the vesting and conversion of Class B Units. Net cash used in operating activities also included net cash outflows of $7.4 million for an increase in prepaid expenses and other assets, $0.3 million for a net increase in straight-line receivables and $0.5 million related to a decrease related to accounts payable and accrued expenses associated with operating activities. These cash outflows were partially offset by a $0.3 million increase related to additional deferred (prepaid rent) revenue.

Net cash used in operating activities during the year ended December 31, 2019 was $1.6 million which consisted of a net loss of $21.9 million, and, after adjustments for depreciation and amortization of tangible and intangible assets and other non-cash expenses of $31.0 million, resulted in cash inflows of $9.1 million. Net cash used in operating activities also included net cash outflow of $1.5 million for a decrease in rent payments received from tenants in advance of their due dates and a decrease in other liabilities of $2.1 million for a decrease in accounts payable and accrued expenses. These operating cash outflows were partially offset by an increase in prepaid expenses and other assets of $7.0 million primarily related to unbilled rent receivables recorded in accordance with accounting for revenue from tenants on a straight-line basis, payment of real estate taxes and deferred leasing costs.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2020 of $3.8 million related to the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities during the year ended December 31, 2019 of $46.0 million related to capital expenditures of $7.7 million primarily due to building and tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas and $38.3 million due to the acquisition of 196 Orchard Street in July 2019.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.0 million during the year ended December 31, 2020 related to the redemption of fractional shares of common stock of $0.3 million and restricted shares following the Reverse Stock Split that occurred on August 5, 2020 as well as dividends paid on common stock of $0.6 million in October 2020 (see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further details).
Net cash provided by financing activities of $51.1 million during the year ended December 31, 2019 related to the proceeds from mortgage notes payable of $55.0 million, partially offset by payments of $3.9 million relating to financing costs.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions and share repurchases.
As of December 31, 2020, we had cash and cash equivalents of $31.0 million as compared to $39.1 million as of September 30, 2020 and $51.2 million as of December 31, 2019. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.
Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the fourth quarter and full year 2020, the net cash provided by our property operations has not alone been sufficient to fund operating expenses and other capital requirements. The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020, include dividends to our common stockholders. During the third and fourth quarters of 2020, as described in more detail below, the operating results at 1140 Avenue of the Americas and 9 Times Square properties were negatively impacted by the COVID-19 pandemic leading to early lease terminations and expirations without renewals that caused cash trap events under the non-recourse mortgages for those properties to be triggered. Specifically for these properties, there were early lease terminations, expirations without renewal and a tenant bankruptcy for a significant tenant in the 9 Times Square property (Knotel). As a result, at these properties, which together represent 61% of the rentable square feet in our portfolio as of December 31, 2020, we will not be able to use excess cash flow from the properties to fund operating expenses at our other properties and other capital requirements until the breaches have been cured.

In addition to the discussion below, see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response. Due to rent deferrals and the other impacts of COVID-19, as well as the terms of our leases, we anticipate we may continue to fund a portion of our operating expenses and other capital requirements with cash on hand through at least the first half of 2021. We do not have any significant debt principal repayments due until 2024, and we believe that we will have sufficient cash available to us to meet our operating cash requirements over the next year. We expect to fund our future capital needs, including for acquisitions or share repurchases, if authorized, through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future, proceeds from property dispositions (if any) and proceeds from our Common Stock ATM Program (as defined below) or other future equity offerings and debt financings.
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $405.0 million as of December 31, 2020 with a weighted-average effective interest rate of 4.35%. We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. See “-Acquisitions and Dispositions” section below for further detail on this property. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital to the extent we acquire additional properties.
We do not have principal payments due on our mortgage notes payable for the year ending December 31, 2021.
We have been in breach of a debt service coverage provision and a reserve fund reserve provision under the non-recourse mortgage loan with $99.0 million principal amount outstanding as of December 31, 2020 secured by the 1140 Avenue of the Americas property for the last two quarters. These breaches are not events of default, rather they require excess cash (after payment of operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained, whereupon the additional collateral will be released. Currently, we have not cured the breaches through these or any other means. We do not expect similar amounts to be trapped in future periods in the short-term as we expect there will be little to no excess cash flow at the two properties after paying property expenses, interest and capital expenditure. As of December 31, 2020, we have $2.9 million cash trapped and maintained in restricted cash associated with this event. This restricted cash is not available to be used for other corporate purposes. We can remain subject to this reserve requirement through maturity of the loan without causing an event of default under loan that could give rise to the lenders’ right to accelerate the principal amount due under the loan or further penalty or ramifications.
We are also currently in breach of a debt service coverage and debt yield covenants under the non-recourse mortgage loan with $55.0 million principal amount outstanding as of December 31, 2020 secured by the 9 Times Square property as of the year ended December 31, 2020. These breaches were caused by the January 2021 bankruptcy of one of our tenants, Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020. These breaches are not events of default, but rather require us to enter into a cash management period whereby all rents and other revenue of the property are to be held in a segregated account as additional collateral under the loan. The covenants may be cured after achieving two consecutive quarters when the required debt service coverage and debt yield for the property is maintained. We may remain in breach of the covenants for up to four consecutive quarters, after which an event of default could occur that could give the lenders the right to accelerate the principal amount due under the loan and other remedies.
While we have entered into short-term leases with two of Knotel’s former tenants at 123 William Street that collectively represent over 23,400 square feet and we are working to find new tenants to replace Knotel and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. Unless we are able to enter into new leases at both the properties on terms that allow us to cure the breach, we will be unable to access excess cash flow from either property. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. We were in compliance with the remaining covenants under our mortgage notes payable as of December 31, 2020.
Common Stock ATM Program
On October 1, 2020, we entered into an Equity Distribution Agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). Under SEC rules, as long as the aggregate market value of our outstanding Class A common stock held by non-affiliates, or public float, remains below $75.0 million, the maximum aggregate offering amount of the shares sold pursuant to the Common Stock ATM Program will be $18.7 million. Following the conversion of an additional 3,174,760 shares of our Class B common stock into Class A common stock on March 1, 2021, our public float has increased and we expect we will be able to offer and sell shares in excess of $18.7 million once we file a new prospectus supplement with the SEC. We have not yet sold any shares of Class A common stock through the Common Stock ATM Program.
Repurchase Program
Our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of December 31, 2020, no shares had been repurchased by us under this program. As of December 31, 2020, we also had cash and cash equivalents of approximately $31.0 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million. See Item 1.A. “Risk Factors — “Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.”
Leasing Activity/Occupancy
We had an occupancy level of 87.0% across our portfolio as of December 31, 2020, as compared to 89.6% as of December 31, 2019. The significant year-over-year occupancy changes were as follows:
•Occupancy at 9 Times Square decreased to 78.7% as of December 31, 2020, compared to 90.1% last year. The decrease was due to the termination or expiration of seven leases, which caused leased square footage to decrease by approximately 20,000 square feet, with no new leases commenced during the year.
•Occupancy at 123 William Street was 90.3% as of December 31, 2020, compared to 92.5% last year. The decrease was due to the termination or expiration of four leases during the year, which was offset by the commencement of a new lease in one space, and caused a net decrease in leased square footage of approximately 12,000 square feet as compared to December 31, 2019.
As of December 31, 2020, occupancy includes the leased space occupied by one of our tenants, Knotel, which is a tenant at both our 9 Times Square and 123 William Street properties. In January 2021, Knotel filed for bankruptcy and all leases were terminated effective January 31, 2020. If Knotel was not included in this calculation as of December 31, 2020, occupancy for 9 Times Square would have been 57.7%, occupancy for 123 William Street would have been 83.6% and occupancy across our portfolio would have been 80.8%. In addition, during the year ended December 31, 2020, we put certain tenants on a cash basis and fully reserved certain receivables and reflected this as a reduction in revenue from tenants during the period. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K. Also, for a discussion of overall impact on our result of operations for this and other reserves and write-offs for tenant receivables recorded in 2020 and for additional information on leasing activity during the year ended December 31, 2020, see Results of Operations section located in Item 7. Management’s Discussion and Analysis.
We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants for leases that had expired or otherwise have been terminated. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will support our occupancy rate and extend the average duration of our leases upon commencement of executed leases. While we do not receive cash during initial free rent periods, which has impacted and may continue to impact the net cash provided by our property operations in recent periods adversely, we believe this helps position us to negotiate longer, more attractive lease terms by having the flexibility to include such a feature.
Capital Expenditures
For the year ended December 31, 2020 we funded $3.8 million of capital expenditures primarily related to tenant improvements at our 123 William Street, 9 Times Square and 1140 Avenue of the Americas properties. The capital expenditures for the year ended December 31, 2019 of $7.7 million were primarily related to tenant improvements at our 123 William Street, 9 Times Square, and 1140 Avenue of the Americas properties. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during 2021, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be less than the amount invested in

2020. We funded our capital expenditures during 2020 from cash on hand consisting of proceeds from financings and sales of real estate investments in prior periods, and expect to fund any future capital expenditures with available cash on hand and potential future financings. The recent economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Tender Offer
In December 2020, we commenced a tender offer to purchase up to 65,000 shares of Class B common stock for cash at a purchase price equal to $7.00 per share. In February 2021, we purchased approximately 26,236 shares of Class B common stock following the expiration of the tender offer for a total cost to us of approximately $0.2 million, including fees and expenses relating to the tender offer, which was funded with cash on hand.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the year ended December 31, 2020.
We also continue to evaluate our strategic alternatives for our 421 W. 54th Street - Hit Factory property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. During the three months ended March 31, 2020, we entered into a purchase and sale agreement to dispose of this property for a contract price of $7.1 million. During the three months ended June 30, 2020, the buyer terminated the transaction and we retained the security deposit of $0.7 million. There can be no assurance we will be able to find a replacement buyer or a new tenant or as to how much, if any, liquidity we will be able to generate from this property. Moreover, because the property is unoccupied, it does not generate any revenues that offset the cost of owning and maintaining the property.
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
Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO as a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded REITs although Core FFO presented by us may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating

Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, listing related costs and expenses (including the vesting and conversion of Class B Units and cash expenses and fees which are non-recurring in nature incurred in connection with the listing of our Class A common stock on the NYSE and related transactions), and non-cash equity-based compensation. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
Accounting Treatment of Rent Deferrals
The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals or temporary rent abatements with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and the SEC related to lease modification accounting, rental revenue used to calculate Net Income, NAREIT FFO and Core FFO have not been, and we do not expect it to be, significantly impacted by these types of deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements in this Annual Report on Form 10-K.
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the year ended December 31, 2020 and presents the years ended December 31, 2019 and 2018 on a comparable basis:

	Year Ended December 31,
(In thousands)	2020 (1)	2019	2018
Net loss attributable to common stockholders (in accordance with GAAP)	$(40,962)	$(21,890)	$(24,112)
Depreciation and amortization	31,747	31,161	29,690
FFO (as defined by NAREIT) attributable to common stockholders	(9,215)	9,271	5,578
Acquisition, transaction and other costs	—	13	407
Listing expenses (2)	1,299	—	—
Vesting and conversion of Class B Units	1,153	—	—
Equity-based compensation	3,874	86	17
Core FFO attributable to common stockholders	$(2,889)	$9,370	$6,002
___________
(1) Included in Net loss, FFO and Core FFO for the year ended December 31, 2020 is other income of approximately $0.7 million related to the recognition of income from the retention of a deposit forfeited by the potential buyer on the potential sale of the property commonly known as the HIT Factory pursuant to a purchase agreement which expired in April 2020.
(2) Listing expenses include financial advisory and other professional fees and other expenses incurred in connection with the listing of our Class A common stock on the NYSE in August 2020. These costs are non-recurring and are not part of the operations of our real estate portfolio as they were incurred only as a result of our decision to list our Class A common stock on the NYSE.
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net loss attributable to common stockholders (in accordance with GAAP)	$(40,962)	$(21,890)	$(24,112)
Depreciation and amortization	31,747	31,161	29,690
Interest Expense	19,140	17,157	13,294
Acquisition, transaction and other costs	—	13	407
Listing expenses	1,299	—	—
Vesting and conversion of Class B Units	1,153	—	—
Equity-based compensation	3,874	86	17
Other income	(787)	(847)	(444)
Asset and property management fees to related parties	7,577	7,327	6,211
General and administrative	7,571	6,346	8,958
Accretion of below- and amortization of above-market lease liabilities and assets, net	(3,026)	(1,563)	(2,044)
Straight-line rent (revenues as lessor)	(402)	(5,219)	(4,544)
Straight-line ground rent (expenses as lessee)	109	110	109
Cash NOI	$27,293	$32,681	$27,542
Dividends
We are required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2020 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2020. For the year ended December 31, 2020, from a U.S. federal income tax perspective, 100% of dividends, or $0.04889 per share, represented a return of capital. The dividend declared and paid in January 2021 is a 2021 event for stockholders and the tax treatment of this dividend will be disclosed when information regarding the year ending December 31, 2021 is reported.
On February 27, 2018, our board of directors unanimously authorized a suspension of the distributions we pay to the holders of our common stock, effective as of March 1, 2018, and we did not pay distributions during the year ended December 31, 2019. During the year ended December 31, 2018, we paid distributions to common stockholders of $11.7 million, all of which were paid during the three months ended March 31, 2018, prior to suspending distributions. Of that amount, $4.2 million was reinvested in shares of our common stock pursuant to the DRIP. During January and February 2018, when we were paying distributions, we funded distributions from cash on hand, representing proceeds from secured mortgages financing. In connection with the listing of our Class A common stock on the NYSE, we announced that our board of directors intended to reinstate distributions in the form of dividends to our common stockholders in the amount of $0.40 per share of common stock per year. On October 1, 2020, we declared a dividend equal to $0.04889 per share on each share of common stock, which was paid on October 15, 2020. The dividend was calculated to cover the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year. On January 1, 2021, we also declared a dividend equal to $0.10 per share on each share of common stock, which was paid on January 15, 2021.

Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our Board previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in any agreement we are party to that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Provisions contained in our loan agreements may also impact our ability to pay dividends or make repurchases. For the year ended December 31, 2020, our cash flows used in operations were $13.6 million. During this period, we paid dividends of $0.6 million. These dividend payments were not funded from cash flows from operations, but rather from available cash on hand consisting of proceeds from financings and sales of real estate investments in prior periods. Funding dividends from these sources reduces the capital available for other requirements, such as capital expenditures at our existing properties, investing in new properties and payment of operating expenses.
The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended		Year Ended
	December 31, 2020		December 31, 2020
(In thousands)		Percentage of Dividends		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$622		$622
Distributions to holders of LTIP Units	20		20
Total dividends and distributions	$642		$642

Source of dividend coverage:
Available cash on hand	$642	100%	$642	100%
Total sources of dividend and distribution coverage	$642	100%	$642	100%

Cash flows provided by (used in) operations (GAAP basis)	$(7,975)		$(13,578)

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(16,600)		$(40,962)

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020:

		Years Ended December 31,
(In thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Mortgage notes payable:
Principal payments	$405,000	$—	$—	$55,000	$350,000
Interest payments	108,093	17,552	35,104	31,702	23,735
Ground lease payments	226,230	4,746	9,492	9,492	202,500
Total	$739,323	$22,298	$44,596	$96,194	$576,235

Election as a REIT
We elected to be taxed as a REIT under the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2020 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2020.
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
As of December 31, 2020, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $405.0 million and a fair value of $418.4 million. Changes in market interest rates have no impact on interest expense incurred on the notes net of related swap payments or receipts.
However, changes in market interest rates would have an impact on the fair value of our related mortgage notes net of the impact on the related interest rate swap. For instance, if interest rates rise 100 basis points and our net fixed rate debt balance remains constant, we expect the fair value of our net obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our net fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our net fixed-rate debt by $20.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our net fixed-rate debt by $22.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2020 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Following the listing of shares of our Class A common stock on the NYSE, we went from being non-traded to being publicly-traded. However, the effectiveness of our internal control over financial reporting has not been audited by our independent registered public accounting firm because we remain a “non-accelerated filer” as defined under SEC rules.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans.
Prior to the listing of our Class A common stock on the NYSE, our board of directors had adopted an employee and director restricted share plan (the “RSP”). Effective on August 18, 2020, our board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2020 Equity Plan”). The 2020 Equity Plan succeeded and replaced the RSP. Also, we have granted an award of LTIP Units to the Advisor pursuant to the 2020 OPP under the Advisor Plan.
The following table sets forth information regarding securities authorized for issuance under our 2020 Equity Plan as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	4,012,841	(1)	—	6,561,765	(2)
Total	4,012,841		—	6,561,765

(1) Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2020 OPP. These LTIP Units may be earned by the Advisor if we achieve threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period that commenced on August 18, 2020 and will end on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2020 OPP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
(2) The total number of shares granted as awards under the 2020 Equity Plan shall not exceed 20.0% of our outstanding shares of common stock on a fully diluted basis at any time. The total number of shares that may be issued under or subject to awards under the 2020 Equity Plan is 20.0% of our outstanding shares of common stock on a fully diluted basis at any time. As of December 31, 2020, we had 12,802,690 shares of our common stock issued and outstanding on a fully diluted basis, and no shares of our Class A common stock had been issued under or were subject to awards under the 2020 Equity Plan.
The remaining information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
    See the Index to Consolidated Financial Statements at page F-1 of this report.
    The following financial statement schedule is included herein at page F-30 of this report:
    Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019.

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

10.2 (7)
Property Management and Leasing Agreement, dated as of April 24, 2014, by and among American Realty Capital New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Properties, LLC.

10.3 (8)
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

10.5 (8)	Property Management and Leasing Agreement, dated as of April 13, 2018, by and among New York City Properties, LLC and the other parties thereto.
10.6 (9)	Amended and Restated Employee and Director Incentive Restricted Share Plan of American Realty Capital New York City REIT, Inc., effective as of November 8, 2017.
10.7 (10)
Indemnification Agreement, dated as of December 31, 2014, between the Company and William M. Kahane, Elizabeth K. Tuppeny, Robert T. Cassato, Nicholas S. Schorsch, Michael A. Happel, Gregory W. Sullivan, and RCS Capital Corporation.

10.8 (11)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.9 (12)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O’Malley
10.10 (1)	Form of Indemnification Agreement
10.11 (13)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (13)	Form of Restricted Stock Award Agreement
10.13 (14)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower.

Exhibit No.	Description
10.14 (14)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender.
10.15 (14)
Environmental Indemnity Agreement, dated as of March 6, 2017, made by ARC NYC123WILLIAM, LLC, as borrower, and New York City Operating Partnership, L.P., as principal, in favor of Barclays Bank PLC, as indemnitee.

10.16 (1)	Loan Agreement, dated as of April 13, 2018, by and among ARC NYC400E67, LLC and ARC NYC200RIVER01, LLC, as borrowers, and Societe Generale, as lender.
10.17 (1)	Guaranty of Recourse Obligations made by New York City Operating Partnership, L.P., as guarantor, in favor of Societe Generale, dated as of April 13, 2018.
10.18 (15)	Term Loan Agreement, dated as of April 26, 2019 between ARC NYC570SEVENTH, LLC, as borrower, Capital One, National Association, as administrative agent, and the lenders party thereto.
10.19 (15)
Guaranty of Recourse Obligations made by New York City REIT, Inc., as guarantor, in favor of Capital One, National Association, as administrative agent on behalf of certain lenders, dated as of April 26, 2019.

10.20 (15)
Environmental Indemnity made by ARC NYC570SEVENTH, LLC, as borrower and New York City REIT, Inc., as guarantor, in favor of Capital One, National Association, as administrative agent on behalf of certain lenders, dated as of April 26, 2019.

10.21 (16)	Loan Agreement dated as of July 17, 2019 between ARG NYC196ORCHARD, LLC, as Borrower, and Nationwide Life Insurance Company, as Lender.
10.22 (16)	Carveout Guaranty dated as of July 17, 2019, by New York City Operating Partnership, L.P., as Guarantor, to and for the benefit of Nationwide Life Insurance Company.
10.23 (5)	Listing Note Agreement, dated as of August 18, 2020, between New York City Operating Partnership, L.P. and New York City Special Limited Partnership, LLC
10.24 (5)
First Amendment, dated as of August 18, 2020, to Second Amended and Restated Advisory Agreement among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.25 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of August 18, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.26 (5)	2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.27 (5)	2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.28 (15)	Equity Distribution Agreement, dated October 1, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P., Truist Securities, Inc. and B. Riley Securities, Inc.
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
16.1 (16)	Letter from KPMG LLP to the Securities and Exchange Commission dated March 18, 2019.
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
23.2 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (17)	Certificate of Notice of New York City REIT, Inc. filed with the State Department of Assessments and Taxation of Maryland on February 26, 2021
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______
*     Filed herewith.
(1)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.
(2)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(3)Filed as an exhibit to our Form 8-K filed with the SEC on May 19, 2020.
(4)Filed as an exhibit to our Form 8-K filed with the SEC on August 5, 2020.
(5)Filed as an exhibit to our Form 8-K filed with the SEC on August 18, 2020.
(6)Filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 19, 2018.
(7)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.
(8)Filed as an exhibit to the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 15, 2018.
(9)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.
(10)Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Form S-11 filed with the SEC on January 7, 2015.

(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2015.
(12)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.
(13)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2016.
(14)Filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 10, 2017.
(15)Filed as an exhibit to our Form 8-K filed with the SEC on October 1, 2020.
(16)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019.
(17)Filed as an exhibit to our Form 8-K filed with the SEC on February 26, 2021.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2021.

NEW YORK CITY REIT, INC.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 29, 2021
Edward M. Weil, Jr.

/s/ Christopher J. Masterson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2021
Christopher J. Masterson

/s/ Lee M. Elman	Independent Director and Audit Committee Chair	March 29, 2021
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Lead Independent Director and Nominating and Corporate Governance Committee Chair	March 29, 2021
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director and Compensation Committee Chair	March 29, 2021
Abby M. Wenzel

NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of New York City REIT, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New York City REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for the years then ended, including the related notes and financial statement schedule for the years ended December 31, 2020 and 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the reverse stock split as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Equity-Based Compensation – Multi-Year Outperformance Award

As described in Note 11 to the consolidated financial statements, in July 2020, the Company granted a performance-based equity award to New York City Advisors, LLC (the “Advisor”). Initially, the award was in the form of a single Master LTIP Unit. It was automatically converted on September 30, 2020 (the “Effective Date”) into 4,012,841 LTIP Units (the “LTIP Units”). Half of the LTIP Units are eligible to be earned if the Company achieves certain total stockholder returns (“TSR”) measured on an absolute basis for the performance period. Half of the LTIP Units are eligible to be earned as the Company’s TSR exceeds the average TSR of a peer group for the performance period. Management utilized a third-party valuation specialist to value the award at $25.8 million on the Effective Date, using a Monte Carlo valuation model which included significant assumptions such as stock price volatility, dividend yield, and correlation estimate. The Company incurred $3.8 million in stock-based compensation expense related to this award during the year ended December 31, 2020.

Report of Independent Registered Public Accounting Firm

The principal considerations for our determination that performing procedures relating to the equity-based compensation for the multi-year outperformance award is a critical audit matter are (i) the significant judgment by management in determining the accounting for the award and in developing the fair value measurement of the award as of the Effective Date; (ii) a high degree of auditor judgment, subjectivity and effort in evaluating management’s accounting for the award and the significant assumptions used in the fair value measurement of the award related to stock price volatility, dividend yield and correlation estimate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating management’s determination of the grant date, equity classified treatment of the award, grant price, market performance targets and vesting terms by agreeing information to source documents, such as compensation meeting minutes and the multi-year outperformance award agreement, and (ii) the involvement of professionals with specialized skill and knowledge to assist in in developing an independent estimate of the fair value measurement of the award as of the Effective Date using a Monte Carlo simulation model. Developing the independent estimate involved testing the completeness and accuracy of the data used in measuring the award and independently developing assumptions related to stock price volatility, dividend yield and correlation estimate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 29, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
New York City REIT, Inc.:
Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments for the effects of the reverse stock split described in Note 1, the consolidated statements of operations and comprehensive loss, changes in equity, and cash flows of New York City REIT, Inc. and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes for the year ended December 31, 2018 (collectively, the consolidated financial statements). The 2018 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the effects of the reverse stock split described in Note 1 and affecting share and per share amounts in the consolidated statements of operations and comprehensive loss, changes in equity, Note 7, and Note 11 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2015 to 2019.
New York, New York
March 15, 2019

NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate investments, at cost:
Land	$193,658	$193,658
Buildings and improvements	568,861	565,829
Acquired intangible assets	98,118	103,121
Total real estate investments, at cost	860,637	862,608
Less accumulated depreciation and amortization	(139,666)	(114,322)
Total real estate investments, net	720,971	748,286
Cash and cash equivalents	30,999	51,199
Restricted cash	8,995	7,098
Operating lease right-of-use asset	55,375	55,579
Prepaid expenses and other assets (including amounts due from related parties of $435 and $0 at December 31, 2020 and 2019, respectively)	12,953	8,602
Straight-line rent receivable	22,050	21,649
Deferred leasing costs, net	10,503	8,943
Total assets	$861,846	$901,356

LIABILITIES AND EQUITY
Mortgage notes payable, net	$396,574	$395,031
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $0 and $222 at December 31, 2020 and 2019, respectively)	6,916	7,033
Operating lease liability	54,820	54,866
Below-market lease liabilities, net	14,006	18,300
Derivative liability, at fair value	3,405	1,327
Deferred revenue	4,558	4,250
Distributions payable	—	—
Total liabilities	480,279	480,807

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,802,690 and 12,755,099 (1) shares issued and outstanding as of December 31, 2020 and 2019, respectively	129	128
Additional paid-in capital	686,715	686,026
Accumulated other comprehensive loss	(3,404)	(1,327)
Distributions in excess of accumulated earnings	(305,882)	(264,278)
Total stockholders’ equity	377,558	420,549
Non-controlling interests	4,009	—
Total equity	381,567	420,549
Total liabilities and equity	$861,846	$901,356
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue from tenants	$62,895	$70,530	$62,399

Operating expenses:
Asset and property management fees to related parties	7,577	7,327	6,211
Property operating	32,283	31,177	28,378
Acquisition, transaction and other costs	—	13	407
Listing expenses	1,299	—	—
Vesting and conversion of Class B Units	1,153	—	—
Equity-based compensation	3,874	86	17
General and administrative	7,571	6,346	8,958
Depreciation and amortization	31,747	31,161	29,690
Total operating expenses	85,504	76,110	73,661
Operating loss	(22,609)	(5,580)	(11,262)
Other income (expenses):
Interest expense	(19,140)	(17,157)	(13,294)
Other income	787	847	444
Total other expenses	(18,353)	(16,310)	(12,850)
Net loss attributable to common stockholders	(40,962)	(21,890)	(24,112)

Other comprehensive loss:
Change in unrealized loss on derivative	(2,077)	(1,327)	—
Comprehensive loss	$(43,039)	$(23,217)	$(24,112)

Weighted average common shares outstanding — Basic and Diluted (1)	12,767,380	12,748,923	12,851,416
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(3.21)	$(1.72)	$(1.88)
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	12,914,453	$130	$691,959	$—	$(210,605)	$481,484	$—	$481,484
Common stock issued through distribution reinvestment plan	85,941	—	4,231	—	—	4,231	—	4,231
Common stock repurchases	(248,950)	(2)	(10,267)	—	—	(10,269)	—	(10,269)
Equity-based compensation	1,827	—	17	—	—	17	—	17
Distributions declared, $0.60 per share	—	—	—	—	(7,671)	(7,671)	—	(7,671)
Net loss	—	—	—	—	(24,112)	(24,112)	—	(24,112)
Balance, December 31, 2018	12,753,271	128	685,940	—	(242,388)	443,680	—	443,680
Equity-based compensation	1,828	—	86	—	—	86	—	86
Net loss	—	—	—	—	(21,890)	(21,890)	—	(21,890)
Other comprehensive loss	—	—	—	(1,327)	—	(1,327)	—	(1,327)
Balance, December 31, 2019	12,755,099	128	686,026	(1,327)	(264,278)	420,549	—	420,549
Redemption of fractional shares of common stock, including unvested restricted shares	(6,672)	—	(328)	—	—	(328)	—	(328)
Vesting, conversion and exchange of Class B Units	52,398	1	921	—	—	922	231	1,153
Redemption of OP Units	37	—	—	—	—	—	—	—
Equity-based compensation	1,828	—	96	—	—	96	3,778	3,874
Dividends declared, $0.04889 per share	—	—	—	—	(622)	(622)	—	(622)
Distributions to non-controlling interest holders	—	—	—	—	(20)	(20)	—	(20)
Net loss	—	—	—	—	(40,962)	(40,962)	—	(40,962)
Other comprehensive loss	—	—	—	(2,077)	—	(2,077)	—	(2,077)
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(40,962)	$(21,890)	$(24,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,747	31,161	29,690
Amortization of deferred financing costs	1,543	1,304	792
Accretion of below- and amortization of above-market lease liabilities and assets, net	(3,026)	(1,563)	(2,044)
Equity-based compensation	3,874	86	17
Vesting and conversion of Class B Units	1,153	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(402)	(5,219)	(4,544)
Straight-line rent payable	109	110	109
Prepaid expenses, other assets and deferred costs	(7,377)	(1,925)	(6,749)
Accounts payable, accrued expenses and other liabilities	(545)	(2,149)	(752)
Deferred revenue	308	(1,518)	513
Net cash used in operating activities	(13,578)	(1,603)	(7,080)
Cash flows from investing activities:
Investments in real estate	—	(38,265)	(5,948)
Capital expenditures	(3,755)	(7,709)	(8,987)
Net cash used in investing activities	(3,755)	(45,974)	(14,935)
Cash flows from financing activities:
Proceeds from mortgage note payable	—	55,000	50,000
Payments of financing costs	—	(3,927)	(2,656)
Dividends paid on common stock	(622)	—	(7,475)
Redemption of fractional shares of common stock, including unvested restricted shares	(328)	—	—
Distributions to non-controlling interest holders	(20)	—	—
Repurchases of common stock	—	—	(10,269)
Net cash provided by financing activities	(970)	51,073	29,600
Net change in cash, cash equivalents and restricted cash	(18,303)	3,496	7,585
Cash, cash equivalents and restricted cash, beginning of period	58,297	54,801	47,216
Cash, cash equivalents and restricted cash, end of period	$39,994	$58,297	$54,801

Cash and cash equivalents	$30,999	$51,199	$47,952
Restricted cash	8,995	7,098	6,849
Cash, cash equivalents and restricted cash, end of period	$39,994	$58,297	$54,801

Supplemental Disclosures:
Cash paid for interest	$16,721	$15,505	$12,272

Non-Cash Investing and Financing Activities:
Proceeds from mortgage notes payable used to fund acquisition of real estate	$—	$51,000	$10,000
Mortgage note payable used to acquire real estate investments	—	(51,000)	(10,000)
Accrued capital expenditures	428	726	408
Other assets acquired or (liabilities assumed) in real estate transactions, net	—	—	(66)
Common stock issued through distribution reinvestment plan	—	—	4,231

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1 — Organization
The Company is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of December 31, 2020, the Company owned eight properties consisting of 1,163,061 rentable square feet, acquired for an aggregate purchase price of $790.7 million.
On August 18, 2020 (the “Listing Date”), the Company listed shares of Class A common stock on the New York Stock Exchange (the “Listing”). In anticipation of the Listing, the Company implemented a series of corporate actions which resulted in the bifurcation of the Company’s common stock into Class A common stock and Class B common stock in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of the Listing, the Company listed only shares of Class A common stock, which represented approximately 25% of the Company’s outstanding shares of common stock, on the New York Stock Exchange (“NYSE”) when trading commenced. The Company’s other class of outstanding stock is Class B common stock, which comprised approximately 75% of its outstanding shares of common stock at that time.The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the Listing Date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. Following a determination by the Company’s board of directors, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. The remaining tranche of shares of of Class B common stock will convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021, unless earlier converted. For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries. The Company’s advisor, New York City Advisors, LLC (the “Advisor”), manages our day-to-day business with the assistance of our Property Manager. Our Advisor and New York City Properties, LLC (the “Property Manager”) are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
In connection with the Listing, the Company incurred expenses of $1.3 million for the year ended December 31, 2020 for financial advisory and other professional fees and expenses. In addition, various other impacts to the Company’s financial statements occurred in connection with the Listing which are discussed throughout these financial statements, including:
•The vesting, conversion and exchange of partnership units in the OP designated as “Class B Units” (“Class B Units”) held by the Advisor for shares of Class A common stock (see Note 7 — Stockholders’ Equity and Note 9 — Related Party Transactions and Arrangements).
•The redemption of units of limited partnership in the OP designated as “Class A Units,” which were formerly known as OP Units (“Class A Units”), held by the Advisor, for shares of Class A common stock (see Note 7 — Stockholders’ Equity and Note 9 — Related Party Transactions and Arrangements).
•The Company entered into the Listing Note (as defined herein) with the Advisor (see Note 9 — Related Party Transactions and Arrangements).
•The advisory agreement with the Advisor was amended to lower the quarterly thresholds the Company must reach on a quarterly basis for the Advisor to receive a variable management fee (see Note 9 — Related Party Transactions and Arrangements – “Asset Management Fees and Variable Management/Incentive Fees”).
•The issuance of an equity award to the Advisor under the 2020 OPP (as defined herein) (see Note 11 — Equity-Based Compensation, and Note 12 — Net Loss Per Share).
•The amendment and restatement of the Company’s distribution reinvestment plan (see Note 7 — Stockholders’ Equity).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

•The amendment and restatement of the limited partnership agreement of the New York City Operating Partnership, L.P. (the “OP”) and (as so amended and restated, the “A&R OP Agreement”) (see Note 9 — Related Party Transactions and Arrangements).
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. Prior to the Listing, the Advisor held 37 Class A Units, after giving effect to the Reverse Stock Split, which represented a nominal percentage of the aggregate OP ownership. These Class A Units were redeemed for an equal number of shares of Class A common stock on the Listing Date. Also, during the first quarter of 2021, 13,100 Class A Units held by a third party were converted into an equal number of Class A Units. These Class A Units were still outstanding as of December 31, 2020 and represent a non-controlling interest in the OP. In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a new class of units of limited partnership designated as LTIP Units (“LTIP Units”), which are also reflected as part of non-controlling interest as of December 31, 2020. See Note 7 — Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information on amounts recorded in non-controlling interests during 2020.
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
Out-of-Period Adjustments
During the fourth quarter of 2020, the Company also recorded an adjustment to increase depreciation expense by approximately $0.3 million related to certain historical errors that occurred in the prior annual period result of placing construction in progress projects into service in the wrong periods, resulting in an understatement of depreciation expense in

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

those periods. The Company concluded that these errors noted above were not material to the current period or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the fourth quarter of 2020.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions and triggered a period of global economic slowdown. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of December 31, 2020. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of December 31, 2020 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and has not yet fully reopened. The Company’s properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by the Company. During the year ended December 31, 2020, the Company experienced several lease expirations without renewals as well as terminations, including four during the fourth quarter of 2020. In addition, one of the Company’s tenants, Knotel, Inc. (“Knotel”), declared bankruptcy in early 2021. Management has already re-leased a portion of the vacant space and is working on securing additional new leases, although there can be no assurance the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has experienced delays in rent collections in the second, third and fourth quarters of 2020. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020, the Company has executed different types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

For leases not qualifying for this relief, the Company applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2020, these leases had an average remaining lease term of 7.2 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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

(In thousands)	Future Base Rent Payments
2021	$52,909
2022	49,642
2023	41,549
2024	41,111
2025	33,326
Thereafter	190,951
Total	$409,488
    The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor under the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2020, 2019 and 2018, approximately $0.1 million, $0.1 million and $0.2 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date, and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal 2020, this assessment has included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants, in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis (see accounting policy above). Some of these reductions relate to tenants that terminated their leases early while others relate to leases that have not been paying rent and have been placed on a cash basis in accordance with ASC 842. There were no such reductions recorded for the years ended 2019 or 2018.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 or 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2020 and 2019, the Company did not have any properties held for sale.
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of ASC 842 on January 1, 2019 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2020, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under a land lease which was previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the year ended December 31, 2020 and the acquisitions completed during the years ended December 31, 2019 and 2018 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships for acquisitions completed during the years ended December 31, 2019 or 2018.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met. The Company did not have any dispositions during the years ended December 31, 2020, 2019 or 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. The Company did not recognize any impairment charges for the years ended December 31, 2020, 2019 or 2018.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2020 and 2019, the Company had cash and cash equivalents and restricted cash of $40.0 million and $58.3 million, of which $38.2 million and $56.4 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
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
Equity-Based Compensation
The Company has a stock-based plan under which its directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in equity-based compensation and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the Listing, the Company entered into the 2020 OPP (as defined herein) under which the LTIP Units (as defined herein) were issued to the Advisor. These awards are market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their measurement date and that value is reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. See Note 11 — Equity-Based Compensation for additional information.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
The Company had no REIT taxable income requiring distribution for each of the years ended December 31, 2020, 2019 and 2018. Accordingly, from a U.S. federal income tax perspective, 100% of distributions, or $0.04889 per share for the year ended December 31, 2020 and 100% of distributions, or $0.60 per share (adjusted for the Reverse Stock Split) for the year ended December 31, 2018 represented a return of capital. There were no distributions for the year ended December 31, 2019.
As of December 31, 2020, the Company had no material uncertain tax positions. The tax years subsequent to and including December 31, 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018 and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018 and determined that it did not have a material impact on the Company’s consolidated financial statements. All acquisition costs incurred during the years ended December 31, 2019 and 2018 were capitalized since acquisitions during the years were all classified as asset acquisitions.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:
•Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.
•The Company did not have any reserves for bad debts at December 31, 2018, therefore it did not have to make an assessment of any bad debt reserves under the new accounting rules.
•Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under a ground lease for one property as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:
•Upon adoption of the new standard, the Company recorded a right-of-use asset (an “ROU asset”) and lease liability equal to $54.9 million for the present value of the lease payments related to the lease. These amounts are presented separately in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet.
•The Company also reclassified $2.7 million related to amounts previously reported as a straight-line rent liability, $2.4 million related to amounts previously reported as a below market ground lease intangible asset and $1.2 million of prepaid rent to the ROU asset. For additional information and disclosures related to these operating leases, see Note 8 — Commitments and Contingencies.
Other Accounting Pronouncement Adopted As of January 1, 2019
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
December 31, 2020

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Pending Adoption as of December 31, 2020
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with the Company’s past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the year ended December 31, 2020. Also, there were no dispositions of real estate in the three year period ended December 31, 2020. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of December 31, 2020. There have also not been any impairment charges recorded for this property as the estimated fair value exceeds its carrying value at December 31, 2020.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Prior Year Acquisitions
On July 17, 2019, the Company acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY, 10002 (“196 Orchard Street”) and in October 2018 the Company acquired a property located at 8713 Fifth Avenue, New York, NY. The following table presents the allocation of real estate assets acquired and liabilities assumed during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$55,548	4,730
Building and improvements	24,324	9,245
Total tangible assets	79,872	13,975
Acquired intangibles: (1)
In-place leases	7,852	2,166
Above-market lease assets	1,541	165
Below-market lease liabilities	—	(292)
Total intangible assets, net	9,393	2,039
Total assets acquired, net	89,265	16,014
Mortgage notes payable used to acquire real estate investments	(51,000)	(10,000)
Other liabilities assumed	—	(66)
Cash paid for acquired real estate investment	$38,265	$5,948
Number of properties purchased	1	1
________________
(1)Weighted-average remaining amortization periods for in-place leases and market lease and other intangible assets acquired during the year ended December 31, 2019 were 13.4 years and 13.4 years, respectively, as of the acquisition date.
Significant Tenants
As of December 31, 2020 and 2019 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$56,280	$33,915	$22,365	$61,084	$30,569	$30,515
Other intangibles	31,448	7,263	24,185	31,447	6,098	25,349
Above-market leases	10,390	6,017	4,373	10,590	4,998	5,592
Acquired intangible assets	$98,118	$47,195	$50,923	$103,121	$41,665	$61,456
Intangible liabilities:
Below-market lease liabilities	$25,941	$11,935	$14,006	$30,607	$12,307	$18,300

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
In-place leases (1)	$8,150	$9,344	$10,154
Other intangibles	1,165	1,165	1,165
Total included in depreciation and amortization	$9,315	$10,509	$11,319

Above-market lease intangibles (1)	$1,219	$1,602	$1,438
Below-market lease liabilities (1)	(4,294)	(3,213)	(3,532)
Total included in revenue from tenants	$(3,075)	$(1,611)	$(2,094)

Below-market ground lease, included in property operating expenses (2)	$49	$48	$50
____
(1) During the year ended December 31, 2020, in connection with leases that were terminated during the year, the Company wrote off approximately $1.3 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations. Additionally, in connection with the same lease terminations, the Company wrote off approximately $1.9 million of below-market lease intangibles and $0.1 million of above-market lease intangibles during the year ended December 31, 2020, which was included in the revenue from tenants in the consolidated statement of operations.
(2) Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the consolidated balance sheet with no change to placement of the amortization expense of such balances. See Note 2 — Summary of Significant Accounting Policies for additional information.
The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2020:

(In thousands)	2021	2022	2023	2024	2025
In-place leases	$5,483	$4,665	$3,427	$2,676	$1,559
Other intangibles	937	708	708	708	708
Total to be included in depreciation and amortization	$6,420	$5,373	$4,135	$3,384	$2,267

Above-market lease assets	$1,062	$974	$825	$495	$206
Below-market lease liabilities	(1,927)	(1,677)	(1,452)	(1,422)	(1,049)
Total to be included in revenue from tenants	$(865)	$(703)	$(627)	$(927)	$(843)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2020 and 2019 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2020	2019	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.74%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.18%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.59%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.05%	Fixed		Nov. 2028
9 Times Square (2)	1	55,000	55,000	3.73%	Fixed	(3)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.91%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (4)		(8,426)	(9,969)
Mortgage notes payable, net		$396,574	$395,031
______
(1)As of December 31, 2020, $2.5 million of the proceeds remained in escrow and in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company no longer has access to the excess cash flows. See “Collateral and Interest Payments” section below for additional details.
(3)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2020 (see Note 6 — Derivatives and Hedging Activities for additional information).
(4)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
Capital One Loan
On April 26, 2019, the Company, through the OP, entered into a term loan agreement with Capital One, National Association, as administrative agent, and the other lenders party thereto for a $55.0 million loan with an interest rate of 30-day LIBOR (with a floor of zero) plus 1.50% per annum, which has been fixed at 3.67% by a swap agreement. The loan has a maturity date of April 26, 2024, and requires monthly interest-only payments, with the principal balance due on the maturity date. The loan is secured by, among other things, a mortgage lien on the Company’s previously unencumbered 9 Times Square property. The Company has guaranteed certain enumerated recourse liabilities of the borrower under the agreement and the guaranty requires the Company to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets of $10.0 million.
Société Générale Loan
On April 13, 2018, the Company, through the OP, entered into a loan agreement with Société Générale for a $50.0 million loan with a fixed interest rate of 4.516% and a maturity date of May 1, 2028 (the “April 2018 Loan”). The loan requires

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Collateral and Principal Payments
Real estate assets and intangible assets of $828.2 million, at cost (net of below-market lease liabilities), at December 31, 2020 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2020:

(In thousands)	Future Minimum Principal Payments
2021	$—
2022	—
2023	—
2024	55,000
2025	—
Thereafter	350,000
Total	$405,000

The Company is currently in breach of a debt service coverage provision and a reserve fund reserve provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property for the last two quarters. These breaches are not events of default, rather they require excess cash (after payment of operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained, whereupon the additional collateral will be released. Currently, the Company has not cured the breaches through any other means. As of December 31, 2020, the Company has $2.9 million cash retained by the lender and maintained in restricted cash associated with this event. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
The Company is also currently in breach of a debt service coverage and debt yield covenants under its non-recourse mortgage secured by the 9 Times Square property as of the year ended December 31, 2020. These breaches are not events of default, but rather require the Company to enter into a cash management period whereby all rents and other revenue of the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

property are to be held in a segregated account as additional collateral under the loan. The covenants may be cured after achieving two consecutive quarters when the required debt service coverage and debt yield for the property is maintained. The Company may remain in breach of the covenants for up to four consecutive quarters. The Company is in discussions with the lender and is currently evaluating options under the loan pursuant to the contract and other alternative options associated with the property. In the near term, the Company anticipates funding interest shortfalls on this loan out of cash on hand.
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of December 31, 2020, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that, while it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, the remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on one of its loan agreements and its interest rate swap. In addition, the value of debt or derivative instrument tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges.
The Company has a mortgage loan agreement and a related derivative agreement for a “pay-fixed” swap that have terms based on LIBOR. Those agreements have alternative rates already contained in the agreements, and the Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2020
Interest rate “Pay-fixed” swaps - liabilities	$—	$(3,405)	$—	$(3,405)

December 31, 2019
Interest rate “Pay-fixed” swaps - liabilities	$—	$(1,327)	$—	$(1,327)

Financial Instruments that are not Reported at Fair Value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of the variable mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with the market and there has been no significant change in the credit risk or credit markets since origination.
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

		December 31,
		2020		2019
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$149,733	$140,000	$151,428
Mortgage note payable — 1140 Avenue of the Americas	3	$99,000	$102,849	$99,000	$103,340
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	$50,000	$53,087	$50,000	$53,951
Mortgage note payable — 8713 Fifth Avenue	3	$10,000	$10,937	$10,000	$11,175
Mortgage note payable — 9 Times Square	3	$55,000	$52,504	$55,000	$54,759
Mortgage note payable — 196 Orchard Street	3	$51,000	$49,250	$51,000	$52,369
Total		$405,000	$418,360	$405,000	$427,022
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020 and 2019.

(In thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(3,405)	$(1,327)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2020 and 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2020		December 31, 2019
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2020 and 2019. There were no derivatives outstanding as of December 31, 2018.

	Year Ended December 31,
(In thousands)	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(2,944)	$(1,336)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(867)	$(9)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$(19,140)	$(17,157)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2020	$—	$(3,405)	$—	$(3,405)	$—	$—	$(3,405)
December 31, 2019	$—	$(1,327)	$—	$(1,327)	$—	$—	(1,327)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.4 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.4 million.
Note 7 — Stockholders’ Equity
As of December 31, 2020 and 2019, the Company had 12.8 million shares of common stock outstanding, after giving effect to the Reverse Stock Split (see Note 1 - Organization for additional details), including unvested restricted shares and shares issued pursuant to the DRIP. As of December 31, 2020, the Company’s shares of common stock outstanding was comprised of 6.4 million shares of Class A common stock, including unvested restricted shares and 6.4 million shares of Class B common stock, including unvested restricted shares. On February 26, 2021, the Company filed a Certificate of Notice (the “Certificate”) with the State Department of Assessments and Taxation of Maryland providing notice of the determination by the board of directors to change the second automatic conversion date of the Class B Shares of the Company from April 15, 2021 to March 1, 2021. Accordingly, on March 1, 2021, half of the then outstanding Class B Shares of the Company converted into Class A Shares of the Company and were listed on the NYSE (see Note 14 - Subsequent Events for additional details). Except with respect to listing and conversion as described in Note 1 - Organization, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as the shares of Class A common stock. Accordingly, Class A common stock and Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements.
On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. As a result, the Company did not pay distributions during the year ended December 31, 2019. In connection with the Listing, the Company announced its board of directors’ intention to reinstate distributions to the Company’s common stockholders in the amount of $0.40 per share of common stock per year. The reinstated distributions are to be payable as dividends in arrears on a quarterly basis to holders of record on a single quarterly record date. The first dividend was declared on October 1, 2020 and paid on October 15, 2020 in a partial quarterly amount equal to $0.04889 per share of common stock covering the period from the Listing Date through September 30, 2020. For the year ended December 31, 2020, from a U.S. federal income tax perspective, 100% of dividends, or $0.04889 per share, represented a return of capital. The dividend declared and paid in January 2021 is a 2021 event for stockholders and the tax treatment of this dividend will be disclosed when information regarding the year ending December 31, 2021 is reported (see Note 14 — Subsequent Events).
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
Listing Impacts
On the Listing Date, the following events impacted the Company’s common shares outstanding:
•65,498 Class B Units were converted into Class A Units, of which 52,398 of these Class A Units then held by the Advisor, were subsequently redeemed for an equal number of shares of Class A common stock (see Note 9 — Related Party Transactions and Arrangements for additional information on the Class B Units). As a result, the Company recorded expense of $1.2 million, resulting in an increase to total stockholders’ equity of $0.9 million and an increase

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

to non-controlling interests of $0.2 million with respect to the remaining 13,100 Class A Units still held by a third party and not redeemed as of December 31, 2020. The remaining Class A Units were subsequently submitted for redemption for an equal number of shares of Class A common stock in September 2020, and the redemption will be completed later in 2021.
•37 Class A Units, which were held by the Advisor, were redeemed for an equal number of shares of Class A common stock.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, under which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). Under SEC rules, as long as the aggregate market value of outstanding Class A common stock held by non-affiliates, or public float, remains below $75.0 million, the maximum aggregate offering amount of the shares sold pursuant to the Common Stock ATM Program will be $18.7 million. Following the conversion of an additional 3,174,760 shares of the Company’s Class B common stock into Class A common stock on March 1, 2021, the Company’s public float has increased and it expects to be able to offer and sell shares in excess of $18.7 million once the Company files a new prospectus supplement with the SEC.
The Company has not yet sold any shares of Class A common stock through the Common Stock ATM Program, however, during the year ended December 31, 2020, the Company incurred $0.8 million in costs related to the establishment of the Common Stock ATM Program. Since no proceeds have been received under the Common Stock ATM Program as of December 31, 2020, these costs are currently being deferred, and are recorded in prepaid expenses and other assets in the Company’s consolidated balance sheet as of December 31, 2020. Upon receiving proceeds under the Common Stock ATM Program, the Company will reclass the prepaid balance to additional paid in capital in the Company’s consolidated statement of changes equity as a reduction of the gross proceeds received under the Common Stock ATM Program. Until then, the Company will assess the probability of receiving proceeds under the Common Stock ATM Program each reporting period and if it becomes probable that no proceeds will be received, it will expense the amounts deferred
Repurchase Program
The Company’s directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the Listing. Actual repurchases would be reviewed and approved by the Company’s board of directors based on management recommendations taking into consideration all information available at the specific time including the Company’s available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. No shares have been repurchased during the year ended December 31, 2020.
Terminated Share Repurchase Program
The Company had a share repurchase program (the “SRP”) that enabled qualifying stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The Company suspended the SRP effective September 25, 2018. In connection with the Listing, the SRP automatically terminated. The Company had repurchased 518,409 shares (adjusted for the Reverse Stock Split) at a weighted-average price per share of $53.53 (adjusted for the Reverse Stock Split) on a cumulative basis under the SRP during the period from 2015 to 2018.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Distribution Reinvestment Plan
Until August 28, 2020, the Company had a distribution reinvestment plan (“DRIP”), pursuant to which, stockholders may elect to reinvest distributions paid in cash in additional shares of common stock. The Company had the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.
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
Shares issued pursuant to the DRIP or the A&R DRIP are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the year ended December 31, 2020, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
Tender Offers
On December 28, 2020, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, (as amended, the “December Offer”) to purchase up to 65,000 shares of Class B common stock for cash at a purchase price equal to $7.00 per share. The Company made the December Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s Class B common stock and acquire it from stockholders at prices substantially less than the price at which the Company’s Class A common stock had been trading on the NYSE. The December Offer expired on January 27, 2021. For information on the results of the December Offer, see Note 14 - Subsequent Events.
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
Note 8 — Commitments and Contingencies
Lease Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement and recorded an ROU asset and liability related to this lease upon adoption of ASU 2016-02 during the year ended December 31, 2019. The ground lease is considered an operating lease. In computing the lease liabilities, the Company discounts future lease payments at an estimated incremental borrowing rate at adoption or acquisition if later. The term of the Company’s ground lease is significantly longer than the term of borrowings available to the Company on a fully-collateralized basis. The Company’s estimate of the incremental borrowing rate required significant judgment.
As of December 31, 2020, the Company’s ground lease has a weighted-average remaining lease term of 46.0 years and a discount rate of 8.57%. As of December 31, 2020, the Company’s balance sheet includes an ROU asset and liability of $55.4 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability,

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

respectively, on the consolidated balance sheet. For the years ended December 31, 2020 and 2019, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the years ended December 31, 2020 and 2019.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of December 31, 2020:

(In thousands)	Future Minimum Base Rent Payments
2021	$4,746
2022	4,746
2023	4,746
2024	4,746
2025	4,746
Thereafter	202,500
Total	226,230
Less: Effects of discounting	(171,410)
Total present value of lease payments	$54,820
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2020 and 2019, an entity wholly owned by AR Global Investments, LLC owned 56,091 and 3,656 shares of the Company’s outstanding common stock, respectively.
Fees and Participations Incurred in Connection With the Operations of the Company
Summary of Advisory Agreement
On November 16, 2018, the members of a special committee of the Company’s board of directors approved an amendment and restatement of the Company’s advisory agreement with the Advisor (the “Advisory Agreement”). The Company also entered into a related amendment (the “November 2018 PMA Amendment”) to the Company’s Property Management and Leasing Agreement with the Property Manager. The Advisory Agreement and the November 2018 PMA Amendment both took effect on November 16, 2018. The initial term of the Advisory Agreement ends in July 2030 and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if the Company makes this election.
Asset Management Fees and Variable Management/Incentive Fees
The Advisory Agreement changed the calculation of the base asset management fee to a fixed amount of (x) $0.5 million payable on the first business day of each month plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, however the Advisor may elect to receive OP units or common stock of the Company, or a combination thereof, at the Advisor’s election. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the impact of the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. Following the August 2020 amendment, the quarterly thresholds of Core Earnings Per Adjusted Share increased from $0.06 and $0.08 to $0.1458 and $0.1944. The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned in the years ended December 31, 2020, 2019 or 2018.
The Company paid $6.0 million, $6.0 million and $5.6 million in cash asset management fees during the years ended December 31, 2020, 2019 and 2018, respectively. There were no variable management fees incurred in any of these periods.
Prior to October 1, 2015, for its asset management services provided under the advisory agreement, the Company caused the OP to issue 65,498 Class B Units (52,398 of which were still held by the Advisor at the time of the Listing), after giving effect to the Reverse Stock Split (see Note 1 - organization for additional details), in connection with the arrangement. The Class B Units were intended to be profits interests that would vest, and no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, (the “Economic Hurdle”); (b) any one of the following events occurred concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP was a party, as a result of which OP units or the Company’s common stock were exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle had been met; and (c) the Advisor pursuant to the advisory agreement was providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”).
Pursuant to the limited partnership agreement to the OP, the Advisor was entitled to receive distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, were expensed in the consolidated statements of operations and comprehensive loss until the performance condition was considered probable to occur. As a result of the Listing, which satisfied the performance condition, and the prior determination by the Company’s independent directors that the Economic Hurdle had been satisfied, the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s independent directors, 52,398 of Class A Units, which were then held by the Advisor, were redeemed for an equal number of newly issued shares of Class A common stock consistent with redemption provisions contained in the A&R OP Agreement. As a result of the conversion of all 65,498 Class B Units into Class A Units, the Company recorded a non-cash expense of approximately $1.2 million, which is recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020. The remaining Class A Units, which were still held by a third party and not redeemed as of December 31, 2020 were submitted for redemption for an equal number of shares of Class A common stock in September 2020 and this redemption will be completed later in 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Pursuant to the PMA, the Company reimburses the Property Manager for property-level expenses. These reimbursements are not limited in amount and may include reasonable salaries, bonuses, and benefits of individuals employed by the Property Manager, except for the salaries, bonuses, and benefits of individuals who also serve as one of or executive officers or as an executive officer of the Property Manager or any of its affiliates. The Property Manager may also subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
On April 13, 2018, in connection with the loan the Company entered into in April 2018, the borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the April 2018 PMA does not include provisions related to the management of the hotels and it has the same term as the PMA prior to the November 2018 PMA Amendment: an initial term of one year that is automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives 60 days’ written notice to the other parties of its intention to terminate. On April 13, 2018, concurrently with entering into the April 2018 PMA, the Company and the Property Manager entered into an amendment to the PMA (the “April 2018 PMA Amendment”). Prior to this amendment, the Property Manager had been retained by the Company, pursuant to the PMA, to manage, operate and maintain all the Company’s properties. Following the April 2018 PMA Amendment, any of the Company’s properties that are or become subject to a separate property management agreement with the Property Manager (including the properties secured by the loan, which are subject to the April 2018 PMA) are not subject to the PMA.
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
The Company incurred approximately $1.6 million, $1.3 million and $0.6 million in property management fees during the years ended December 31, 2020, 2019 and 2018, respectively.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

•With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits, these costs may not exceed in any fiscal year,
(i) $0.4 million, or
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
The Company began implementing the limits above in the month of December 2018. Accordingly, expenses incurred through November 30, 2018 were subject to limits in effect prior to the effectiveness of the Advisory Agreement. For expenses incurred in December 2018, the Company pro-rated the annual caps noted above to determine the 2018 limits under the Advisory Agreement.
Professional fees and other reimbursements for the years ended December 31, 2020, 2019, and 2018 were $3.6 million, $3.2 million and $4.6 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to the those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the year ended December 31, 2020 were $3.0 million, of which $0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits. As a result, the Company has met the limit for the administrative and overhead expenses and salaries, wages, and benefits as described above. The 2019 bonus reimbursement received from the Advisor discussed below was not included in the assessment of whether reimbursement expense limits were met for the year ended December 31, 2020. Total reimbursement expenses for administrative, overhead and personnel services provided by and reimbursed to the Advisor for the year ended December 31, 2019 were $3.0 million, of which $0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits. Total reimbursement expenses for administrative, overhead and personnel services provided by and reimbursed to the Advisor for the year ended December 31, 2018 were $4.2 million, of which $0.2 million related to administrative and overhead expenses and $4.0 million were for salaries, wages, and benefits.
The amounts shown above reflect that the Company met the limit for the administrative and overhead expenses and salaries, wages, and benefits described above for each of the periods covered. The reimbursable expenses incurred by the Advisor during the years ended December 31, 2020, 2019, and 2018 that were subject to the limits as described above exceeded the limits by $1.1 million, $0.9 million and $0.1 million, respectively. These amounts in excess of the limits were not reimbursed to the Advisor and therefore were not incurred as expenses by the Company.
As part of the reimbursement, with respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates, the Company reimbursed approximately $0.9 million in 2019 to the Advisor or its affiliates for bonuses of employees of the Advisor or its affiliates who provided administrative services during the year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s chief executive officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards that were to be paid to employees of the Advisor or its affiliates by $0.4 million and that were to be reimbursed by the Company. As a result, during the year ended December 31, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s independent directors, the $0.4 million receivable is payable to the Company over a 10-month period from January 2021 through October 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates continue to be expensed and reimbursed on a monthly basis during 2020 in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
    The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,						Payable (Receivable)
(In thousands)	2020		2019		2018		December 31,
	Incurred	Waived	Incurred	Waived	Incurred	Waived	2020		2019
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$278	$239	$—		$—
Financing coordination fees and leasing commissions (1)	—	—	6	—	501	75	—		—
Ongoing fees:
Asset and property management fees to related parties (2)	7,577	—	7,328	—	6,211	—	(28)	(4)	(6)	(4)
Professional fees and other reimbursements (3)	3,551	—	3,210	—	4,636	—	—		228	(5)
Distribution on Class B Units (3)	—	—	—	—	39	—	—		—
Professional fee credit due from the Advisor (6)	(407)	—	—	—	—	—	(407)	(4)	—
Total related party operation fees and reimbursements	$10,721	$—	$10,544	$—	$11,665	$314	$(435)		$222
_________
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
(3)    Amounts for the year ended December 31, 2020, 2019 and 2018, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $204,000 related to the reversal of a payable balance at December 31, 2018 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”). The payable balance was related to costs incurred and accrued due to RCAP which, prior to its bankruptcy filing, was under common control with the Advisor.
(4)    Included in prepaid expenses and other assets on the consolidated balance sheets, respectively.
(5)    Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.
(6) Included in general and administrative expenses. The $0.4 million relates to reimbursements from the Advisor for 2019 bonus compensation that was not paid out based on changes to compensation estimates.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. Until the end of the 30 consecutive trading dates commencing on the 180th day after all of the shares of the Company’s Class B common stock have fully converted into shares of Class A common stock and are eligible for trading on the NYSE (the “Measurement Period”), the final value of the Listing Note will not be determinable. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note at issuance on the Listing Date (August 18, 2020) and at December 31, 2020 was nominal and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. The fair value of the Listing Note, if any, will be paid at the end of the Measurement Period. The Special Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
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
Termination Fees Payable to the Advisor
The Advisory Agreement requires the Company to pay a termination fee to the Advisor if the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Advisory Agreement). The termination fee is equal to
•$15.0 million plus an amount equal to the product of
(i) three (if the termination was effective on or prior to June 30, 2020) or four (if the termination is effective after June 30, 2020), multiplied by
(ii) applicable Subject Fees.
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
December 31, 2020

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
Director Compensation

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
The following table displays restricted share award activity during the years ended December 31, 2020, 2019 and 2018 and has been retroactively adjusted for the Reverse Stock Split (see Note 1 — Organization for additional details):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	4,595	$53.80
Granted	1,827	49.23
Vested	(1,226)	53.80
Unvested, December 31, 2018	5,196	52.20
Granted	1,828	49.23
Vested	(1,592)	52.76
Unvested, December 31, 2019	5,433	51.03
Granted	1,828	49.23
Vested	(1,738)	51.78
Fractional share redemption (1)	(7)	49.16
Unvested, December 31, 2020	5,516	50.20
(1) Represents fractional shares redeemed in connection with the conversion of the first tranche of shares of Class B common stock to shares of Class A common stock that occurred on December 16, 2020.
As of December 31, 2020 and 2019, the Company had $0.2 million and $0.3 million of unrecognized compensation cost, respectively, related to unvested restricted share awards granted under the Company’s RSP. As of December 31, 2020, the cost is expected to be recognized over a weighted-average period of 3.06 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $96,000, $86,000 and $17,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Multi-Year Outperformance Award
On the Listing Date, the Company, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date, in accordance with its terms, the Master LTIP Unit automatically converted into 4,012,841 LTIP Units, equal to the quotient of $50.0 million divided by $12.46, which represented the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

number of LTIP Units represents the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the year ended December 31, 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $3.8 million, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company had $22.0 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 2.6 years.
The other half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the performance period if the Company achieves total stockholder return (“TSR”) measured on an absolute basis for the performance period as follows:

Performance Level	Absolute TSR			Percentage of LTIP Units Earned
Below Threshold	Less than	12%		0%
Threshold		12%		25%
Target		18%		50%
Maximum		24%	or higher	100%

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

Performance Level	Relative TSR Excess			Percentage of LTIP Units Earned
Below Threshold	Less than	-600	basis points	0%
Threshold		-600	basis points	25%
Target		0	basis points	50%
Maximum		+600	basis points	100%

If the relative TSR excess is between -600 bps and zero bps, or between zero bps and +600 bps, the percentage of the Relative TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Until an LTIP Unit is earned, the holder of the LTIP Unit is entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions on Class A Units equal dividends paid on Class A common stock. Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2020 OPP. In light of the automatic conversion feature of the Master LTIP Unit, the Advisor was entitled to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date (August 18, 2020) to September 30, 2020 (if any) multiplied by the number of LTIP Units issued when the Master LTIP Unit automatically converted into LTIP Units, however, no distributions were paid on Class A Units during this period. For the year ended December 31, 2020, the Company recorded $20,000 of distributions related to the LTIP Units. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the last day of the performance period, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
If the last day of the performance period is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), then the number of LTIP Units earned will be calculated based on actual performance as of (and including) the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to the extent that the performance period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
If the last day of the performance period is the effective date of a termination of the Advisor with Cause, then the number of LTIP Units earned will also be calculated based on actual performance as of (and including) the effective date of the termination based on the performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to the extent that the performance period lasted less than three years and with the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2020, 2019 and 2018.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net loss attributable to common stockholders	$(40,962)	$(21,890)	$(24,112)
Basic and diluted weighted average shares outstanding	12,767,380	12,748,923	12,851,416
Basic and diluted net loss per share	$(3.21)	$(1.72)	$(1.88)
Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive. If dilutive, conditionally issuable shares relating to the 2020 OPP (see Note 11 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the year ended December 31, 2020 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the year ended December 31, 2020 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2020. There was also no impact from any of the Company’s potentially dilutive securities during the years ended December 31, 2020, 2019 and 2018 due to the net losses in all periods.
The Company had the following weighted-average common share equivalents for the periods indicated, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive. The amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Year Ended December 31,
	2020	2019	2018
Unvested restricted shares (1)	5,607	5,398	5,196
Class A Units (2)	4,891	37	37
Class B Units (3)	41,160	65,498	65,498
LTIP Units (4)	1,019,656	—	—
Total weighted-average anti-dilutive common share equivalents	1,071,314	70,933	70,731
(1) There were 5,516, 5,433, and 5,196 unvested restricted shares outstanding as of December 31, 2020, 2019 and 2018, respectively.
(2) Formerly known as OP Units. There were 13,100, 37 and 37 Class A Units outstanding as of December 31, 2020, 2019 and 2018, respectively.
(3) There were no Class B Units outstanding as of December 31, 2020 due to their vesting and conversion on the Listing Date (see Note 7 — Stockholders’ Equity, for additional information). There were 65,498 Class B Units outstanding as of December 31, 2019 and 2018.
(4) There were 4,012,841 LTIP Units outstanding as of December 31, 2020 and none outstanding in prior periods as they were issued in 2020 (see Note 11 — Equity-Based Compensation for additional information).
Note 13 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2020 (2)	June 30, 2020 (2)	September 30, 2020 (2) (3) (4)	December 31, 2020 (2) (4)
Total revenues	$17,477	$18,562	$16,997	$9,860
Net loss	$(6,788)	$(5,286)	$(12,288)	$(16,600)
Weighted average shares outstanding - Basic and Diluted (1)	12,749,724	12,750,066	12,772,176	12,797,174
Basic and diluted net loss per share (1)	$(0.53)	$(0.41)	$(0.96)	$(1.30)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$17,051	$16,525	$18,643	$18,311
Net loss	$(4,584)	$(5,827)	$(4,809)	$(6,670)
Weighted average shares outstanding - Basic and Diluted (1)	12,748,130	12,748,421	12,749,456	12,749,665
Basic and diluted net loss per share (1)	$(0.36)	$(0.46)	$(0.38)	$(0.52)
__________
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization).
(2) During the fourth quarter of 2020, the Company recorded an adjustment to reduce interest expense by approximately $0.6 million related to certain historical errors that occurred in the first, second and third quarters of 2020. The amounts, which totaled $0.1 million, $0.2 million, and $0.3 million for the first, second, and third quarters of 2020, respectively, were incorrectly calculated, resulting in an overstatement of interest expense in those periods. During the fourth quarter of 2020, the Company also recorded an adjustment to increase depreciation expense by approximately $0.4 million related to certain construction in progress projects that should have been placed into service in earlier periods, including the first, second, and third quarter of 2020 (less than $0.1 million impact) and $0.3 million related to the 2019 annual period. The Company concluded that the errors noted above were not material to the current period or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the fourth quarter of 2020.
(3) During the third quarter of 2020, the Company completed its Listing and incurred $1.3 million in listing expenses and a $1.2 million charge relating to the vesting and conversion of Class B Units.
(4) During the third and fourth quarters of 2020, the Company fully reserved against receivables from certain tenants after concluding that it was no longer probable they would collect substantially all of the amounts due, which was reflected as a reduction in revenue for the third and fourth quarter of $1.1 million and $7.4 million, respectively. Further, the Multi-Year Outperformance Award (see Note 11 - Equity-Based Compensation) was granted on July 19, 2020 and resulted in additional equity-based compensation charges of $1.7 million and $2.1 million for the third and fourth quarter of 2020, respectively.

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.
Quarterly Dividend
On January 1, 2021, the Company declared a dividend of $0.10 per share on each share of its Class A common stock and Class B common stock. This dividend was paid on January 15, 2021 in the aggregate amount of $1.3 million.
Tender Offer
In December 2020, the Company commenced a tender offer to purchase up to 65,000 shares of Class B common stock for cash at a purchase price equal to $7.00 per share. In January 2021, the Company purchased approximately 26,236 shares of Class B common stock following the expiration of the tender offer for a total cost to us of approximately $0.2 million, including fees and expenses relating to the tender offer, which was funded with cash on hand.
Leasing Activity

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

In January 2021, a significant tenant, Knotel, (a tenant in both our 123 William Street and 9 Times Square properties), filed for bankruptcy and all leases with the Company were terminated effective January 31, 2021. As a result of these terminations, the Company will write-off all related intangibles, including an estimated $1.3 million of deferred leasing costs, which will be included in depreciation and amortization expense in our consolidated statement of operations for the three months ended March 31, 2021. This tenant was experiencing financial difficulties as a result of COVID-19 and was placed on a cash basis in 2020. Contract rent and deferred rent receivables of $0.4 million and $2.9 million had been fully reserved as of December 31, 2020.

NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2020
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2020 (1) (2)	Accumulated Depreciation (3) (4)
421 W. 54th Street - Hit Factory	NY	6/13/2014	$—	$4,723	$1,757	$9	$6,489	$292
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	44,610	10,653	55,682	86	66,421	8,861
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	861
9 Times Square	NY	11/5/2014	55,000	54,153	76,454	25,949	156,556	24,244
123 William Street	NY	3/27/2015	140,000	50,064	182,917	31,273	264,254	37,787
1140 Avenue of the Americas (5)	NY	6/15/2016	99,000	—	148,647	7,008	155,655	19,059
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	—	13,975	505
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	—	79,872	861
			$405,000	$193,658	$504,536	$64,325	$762,519	$92,470
____________
(1)Acquired intangible assets allocated to individual properties in the amount of $98.1 million are not reflected in the table above.
(2)The gross tax basis of aggregate land, buildings and improvements as of December 31, 2020 is $744.6 million (unaudited).
(3)The accumulated depreciation column excludes $47.2 million of amortization associated with acquired intangible assets.
(4)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
(5)The land underlying this property is subject to a land lease. The related Right-of-use asset are separately recorded. See Note 8 — Commitments and Contingencies for additional information.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2020, 2019 and 2018:

	December 31,
(In thousands)	2020	2019	2018
Real estate investments, at cost:
Balance at beginning of year	$759,487	$671,210	$647,839
Additions-acquisitions	—	79,872	13,975
Capital expenditures	3,032	8,405	9,396
Disposals	—	—	—
Balance at end of the year	$762,519	$759,487	$671,210

Accumulated depreciation:
Balance at beginning of year	$72,656	$53,449	$35,982
Depreciation expense	19,814	19,207	17,467
Disposals	—	—	—
Balance at the end of the year	$92,470	$72,656	$53,449