Form 10-Q
period 2021-03-31
New York City REIT, Inc.
filed 2021-05-13
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 10, 2021, the registrant had 12,776,448 shares of common stock outstanding, comprised of 9,600,335 shares of Class A common stock and 3,176,113 shares of Class B common stock.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$193,658	$193,658
Buildings and improvements	569,410	568,861
Acquired intangible assets	98,118	98,118
Total real estate investments, at cost	861,186	860,637
Less accumulated depreciation and amortization	(146,790)	(139,666)
Total real estate investments, net	714,396	720,971
Cash and cash equivalents	29,396	30,999
Restricted cash	11,197	8,995
Operating lease right-of-use asset	55,323	55,375
Prepaid expenses and other assets (includes amounts due from related parties of $0 and $435 at March 31, 2021 and December 31, 2020, respectively)	8,902	12,953
Straight-line rent receivable	22,690	22,050
Deferred leasing costs, net	9,264	10,503
Total assets	$851,168	$861,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$396,959	$396,574
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $199 and $0 at March 31, 2021 and December 31, 2020, respectively)	8,479	6,916
Operating lease liability	54,808	54,820
Below-market lease liabilities, net	13,503	14,006
Derivative liability, at fair value	2,816	3,405
Deferred revenue	5,370	4,558
Total liabilities	481,935	480,279

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,776,448 and 12,802,690 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	129	129
Additional paid-in capital	686,555	686,715
Accumulated other comprehensive loss	(2,815)	(3,404)
Distributions in excess of accumulated earnings	(320,737)	(305,882)
Total stockholders’ equity	363,132	377,558
Non-controlling interests	6,101	4,009
Total equity	369,233	381,567
Total liabilities and equity	$851,168	$861,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue from tenants	$15,186	$17,477

Operating expenses:
Asset and property management fees to related parties	1,907	1,998
Property operating	8,736	8,016
Equity-based compensation	2,115	23
General and administrative	2,732	1,996
Depreciation and amortization	8,526	7,519
Total operating expenses	24,016	19,552
Operating loss	(8,830)	(2,075)
Other income (expense):
Interest expense	(4,713)	(4,832)
Other income	8	119
Total other expense	(4,705)	(4,713)
Net loss attributable to common stockholders	$(13,535)	$(6,788)

Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative	589	(2,591)
Other comprehensive income (loss)	589	(2,591)
Comprehensive income (loss)	$(12,946)	$(9,379)

Weighted-average shares outstanding — Basic and Diluted (1)	12,780,027	12,749,724
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(1.06)	$(0.53)
_____
(1) Prior period amounts retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Repurchase and cancellation of common stock	(26,236)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(6)	—	—	—	—	—	—	—
Equity-based compensation	—	—	23	—	—	23	2,092	2,115
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,280)	(1,280)	—	(1,280)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(13,535)	(13,535)	—	(13,535)
Other comprehensive income (loss)	—	—	—	589	—	589	—	589
Balance, March 31, 2021	12,776,448	$129	$686,555	$(2,815)	$(320,737)	$363,132	$6,101	$369,233

	Three Months Ended March 31, 2020
	Common Stock
	Number of Shares (1)	Par Value(1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity
Balance, December 31, 2019	12,755,099	$128	$686,026	$(1,327)	$(264,278)	$420,549
Equity-based compensation	—	—	23	—	—	23
Net loss	—	—	—	—	(6,788)	(6,788)
Other comprehensive loss	—	—	—	(2,591)	—	(2,591)
Balance, March 31, 2020	12,755,099	$128	$686,049	$(3,918)	$(271,066)	$411,193

_____

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,535)	$(6,788)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,526	7,519
Amortization of deferred financing costs	385	386
Accretion of below- and amortization of above-market lease liabilities and assets, net	(215)	(362)
Equity-based compensation	2,115	23
Changes in assets and liabilities:
Straight-line rent receivable	(640)	(691)
Straight-line rent payable	28	27
Prepaid expenses, other assets and deferred costs	3,613	1,829
Accounts payable, accrued expenses and other liabilities	1,056	1,111
Deferred revenue	812	1,374
Net cash provided by operating activities	2,145	4,428
Cash flows from investing activities:
Capital expenditures	(43)	(995)
Net cash used in investing activities	(43)	(995)
Cash flows from financing activities:
Dividends paid on common stock	(1,280)	—
Repurchase of common stock	(183)	—
Distributions to non-controlling interest holders	(40)	—
Net cash used in financing activities	(1,503)	—
Net change in cash, cash equivalents and restricted cash	599	3,433
Cash, cash equivalents and restricted cash, beginning of period	39,994	58,297
Cash, cash equivalents and restricted cash, end of period	$40,593	$61,730

Cash and cash equivalents	$29,396	$53,240
Restricted cash	11,197	8,490
Cash, cash equivalents and restricted cash, end of period	$40,593	$61,730

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	507	385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of March 31, 2021, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
On August 18, 2020 (the “Listing Date”), the Company listed shares of Class A common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYC” (the “Listing”). In anticipation of the Listing, the Company implemented a series of corporate actions which resulted in the bifurcation of the Company’s common stock into Class A common stock and Class B common stock and in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of the Listing, the Company listed only shares of Class A common stock, which represented approximately 25% of the Company’s outstanding shares of common stock, on the NYSE when trading commenced. The Company’s other class of outstanding stock is Class B common stock, which comprised approximately 75% of its outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the Listing Date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. On February 26, 2021, the Company’s board of directors approved an advancement of the automatic conversion date for the second tranche of shares of Class B common stock from April 15, 2021 to March 1, 2021. Accordingly, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. The remaining tranche of shares of Class B common stock will convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021, unless earlier converted. For additional information, see Note 7 – Stockholders’ Equity.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries. The Company’s advisor, New York City Advisors, LLC (the “Advisor”), manages the Company’s day-to-day business with the assistance of the Company’s property manager, New York City Properties, LLC (the “Property Manager”). The Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. Prior to the Listing, the Advisor held 37 units of limited partnership designated as “Class A Units” (“Class A Units”), after giving effect to the Reverse Stock Split, which represented a nominal percentage of the aggregate OP ownership. These Class A Units were redeemed for an equal number of shares of Class A common stock on the Listing Date. As of March 31, 2021, 13,100 Class A Units held by a third party were still outstanding and represent a non-controlling interest in the OP. In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a new class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of March 31, 2021. See Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information on amounts recorded in non-controlling interests during the first quarter of 2021.
Reclassifications
Certain amounts have been reclassified to conform to the current period presentation. The Company currently presents equity-based compensation on its own line item in the consolidated statements of operations, which was previously presented in general and administrative expenses.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions and triggered a period of global economic slowdown. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of March 31, 2021. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of March 31, 2021 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and has not yet fully reopened. The Company’s properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by the Company. In addition, one of the Company’s tenants, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021. In the fourth quarter of 2020, the Company put Knotel on a cash basis of accounting and fully reserved all receivables from Knotel with the exception of security deposits held, which was reflected as a reduction in

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
revenue from tenants during the period ended December 31, 2020. Management has already re-leased a portion of the vacant space and is working on securing additional new leases, although there can be no assurance the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis. The Company has continued to experience delays in rent collections during 2021. In the first quarter of 2021, there has been no rental income received from any of the tenants that were previously placed on a cash basis. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in 2020 and 2021, the Company executed different types of lease amendments. These agreements included deferrals and abatements and, in some cases, extensions to the term of the leases. In the first quarter of 2021, the Company executed lease amendments with multiple tenants, which include deferrals, abatements, extensions to the terms of the lease, and in one instance, a reduction of the lease term.
As a result of the financial difficulties of the Company’s tenants and early lease terminations, the Company is in breach of debt covenants at its 1140 Avenue of Americas, 9 Times Square, and Laurel/Riverside properties under the non-recourse mortgages for those properties. These breaches caused cash trap events. Refer to Note 4 - Mortgage Notes Payable, Net for further details regarding these breaches.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2021, these leases had a weighted-average remaining lease term of 6.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company reflected prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal 2020 and 2021, this assessment has included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight line rent receivable accrued will be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2021, the Company had no such reductions in revenue. During the three months ended March 31, 2020, the Company reduced revenue from tenants by $5,000 for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis (see accounting policy above). During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis. In the first quarter of 2021, no rental income was received from any of the tenants that were previously placed on a cash basis.
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
Adopted as of January 1, 2020
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Pending Adoption as of March 31, 2021
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2021 or 2020. Also, there were no dispositions of real estate during the three months ended March 31, 2021 or 2020. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of March 31, 2021. There have also not been any impairment charges recorded for this property as the estimated fair value exceeds its carrying value at March 31, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Significant Tenants
As of March 31, 2021 and December 31, 2020, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
	2021	2020
In-place leases	$1,488	$1,852
Other intangibles	291	291
Total included in depreciation and amortization	$1,779	$2,143

Above-market lease intangibles	$276	$285
Below-market lease liabilities	(503)	(659)
Total included in revenue from tenants	$(227)	$(374)

Below-market ground lease, included in property operating expenses	$12	$12

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2021:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place leases	$3,995	$4,665	$3,427	$2,676	$1,559
Other intangibles	645	708	708	708	708
Total to be included in depreciation and amortization	$4,640	$5,373	$4,135	$3,384	$2,267

Above-market lease assets	$787	$974	$825	$495	$206
Below-market lease liabilities	(1,424)	(1,677)	(1,452)	(1,422)	(1,049)
Total to be included in revenue from tenants	$(637)	$(703)	$(627)	$(927)	$(843)

Write-off of Deferred Leasing Commissions
In January 2021, the Company’s former tenant, Knotel, filed for bankruptcy and all leases with the Company were terminated effective January 31, 2021. As a result of these terminations, the Company wrote-off $1.3 million of deferred leasing costs, which are included in depreciation and amortization expense in our consolidated statement of operations for the three months ended March 31, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2021 and December 31, 2020 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2021	December 31, 2020	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.74%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.18%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.59%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.05%	Fixed		Nov. 2028
9 Times Square (2)	1	55,000	55,000	3.73%	Fixed	(3)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.91%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (4)		(8,041)	(8,426)
Mortgage notes payable, net		$396,959	$396,574
_____________________
(1)As of March 31, 2021, $3.0 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company no longer has access to the excess cash flows. See “Collateral and Interest Payments” section below for additional details.
(3)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of March 31, 2021 (see Note 6 — Derivatives and Hedging Activities).
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

Collateral and Principal Payments
Real estate assets and intangible assets of $828.8 million, at cost (net of below-market lease liabilities), at March 31, 2021 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2021:

(In thousands)	Future Minimum Principal Payments
2021 (remainder)	$—
2022	—
2023	—
2024	55,000
2025	—
Thereafter	350,000
Total	$405,000

The Company has been in breach of a debt service coverage provision and a reserve fund reserve provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property for the last three quarters. These breaches are not events of default, rather they require excess cash (after payment of operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained, whereupon the additional collateral will be released. As of March 31, 2021, the Company has $4.1 million cash retained by the lender and maintained in restricted cash associated with this event, all of which relate to the non-recourse mortgage secured by the 1140 Avenue of the Americas property. Currently, the Company has not cured the breaches through any other means. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
The Company has also been in breach of a debt service coverage and debt yield covenants under its non-recourse mortgage secured by the 9 Times Square property for the last two quarters. These breaches are not events of default, but rather require the Company to enter into a cash management period whereby all rents and other revenue of the property are to be held in a segregated account as additional collateral under the loan. The covenants may be cured after achieving two consecutive quarters when the required debt service coverage and debt yield for the property is maintained. The Company may remain in breach of the covenants for up to four consecutive quarters. In the near term, the Company anticipates funding interest shortfalls on this loan out of cash on hand.
The Company also breached a debt service coverage covenant under its non-recourse mortgage secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first quarter of 2021. This breach is not an event of default but rather requires the Company to enter into a cash management period whereby all rents and other revenue of the property are to be held in a segregated account as additional collateral under the loan. The covenant may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
The Company is currently in compliance with the debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue. However, in the event of a breach of this covenant, such breach would not result in an event of default but rather would trigger an excess cash flow sweep period. If this were to occur, the Company has the ability to avoid such an excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. The Company has the ability to continue to avoid the excess cash flow sweep period by funding an additional $125,000 each quarter until the debt service coverage ratio covenant breach is cured in accordance with the terms of the loan agreement, whereupon, provided no other excess cash flow sweep trigger exists at such time, the full amount of the reserve will be returned to the Company. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the debt service coverage ratio covenant breach is cured in accordance with the terms of the loan agreement.
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of March 31, 2021, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

LIBOR Transition
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2021
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(2,816)	$—	$(2,816)
Total	$—	$(2,816)	$—	$(2,816)

December 31, 2020
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(3,405)	$—	$(3,405)
Total	$—	$(3,405)	$—	$(3,405)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
balance sheets due to their short-term nature. The fair value of the variable mortgage note payable is deemed to be equivalent to its carrying value because it bears interest at a variable rate that fluctuates with the market and there has been no significant change in the credit risk or credit markets since origination.
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		March 31, 2021		December 31, 2020
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$147,638	$140,000	$149,733
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	101,918	99,000	102,849
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	51,990	50,000	53,087
Mortgage note payable — 8713 Fifth Avenue	3	10,000	10,681	10,000	10,937
Mortgage note payable — 9 Times Square	3	55,000	53,259	55,000	52,504
Mortgage note payable — 196 Orchard Street	3	51,000	50,067	51,000	49,250
Total		$405,000	$415,553	$405,000	$418,360

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2021 and December 31, 2020.

(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(2,816)	$(3,405)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021 and year ended December 31, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.1 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of March 31, 2021 and December 31, 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$307	$(2,660)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(281)	$(69)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,713	$4,832

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2021	$—	$(2,816)	$—	$(2,816)	$—	$—	(2,816)
December 31, 2020	$—	$(3,405)	$—	$(3,405)	$—	$—	(3,405)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.0 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.0 million.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 7 — Stockholders’ Equity
As of March 31, 2021 and December 31, 2020, the Company had 12.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. As of March 31, 2021, the Company’s shares of common stock outstanding was comprised of 9.6 million shares of Class A common stock, including unvested restricted shares and 3.2 million shares of Class B common stock, including unvested restricted shares. On March 1, 2021, half of the then outstanding Class B Shares of the Company converted into Class A Shares of the Company and were listed on the NYSE. Except with respect to listing and conversion as described in Note 1 - Organization, shares of Class B common stock have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as the shares of Class A common stock. Accordingly, the shares of Class A common stock and the Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements.
On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. As a result, the Company did not pay distributions during the three months ended March 31, 2020. Following the Listing, the Company reinstated distributions to the Company’s common stockholders in the amount of $0.40 per share of common stock per year, payable as dividends in arrears on a quarterly basis to holders of record on a single quarterly record date. The first dividend was declared on October 1, 2020 and paid on October 15, 2020 in a partial quarterly amount equal to $0.04889 per share of common stock covering the period from the Listing Date through September 30, 2020 and the second dividend was declared on January 1, 2021 and paid on January 15, 2021 in the quarterly amount of $0.10 per share. Additionally, the next dividend was declared on April 1, 2021 and paid on April 15, 2021 in the quarterly amount of $0.10 per share.
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
March 31, 2021
(Unaudited)
redemption for an equal number of shares of Class A common stock in September 2020, and the redemption will be completed later in 2021.
•37 Class A Units, which were held by the Advisor, were redeemed for an equal number of shares of Class A common stock.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, under which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). Under SEC rules, as long as the aggregate market value of outstanding Class A common stock held by non-affiliates, or public float, remained below $75.0 million, the maximum aggregate offering amount of the shares sold pursuant to the Common Stock ATM Program was $18.7 million. Following the conversion of 3,174,760 shares of the Company’s Class B common stock into Class A common stock on March 1, 2021, the Company’s public float increased and it can now offer and sell shares in excess of $18.7 million after filing a new prospectus supplement with the SEC on April 1, 2021.
The Company has not yet sold any shares of Class A common stock through the Common Stock ATM Program, however, during the year ended December 31, 2020, the Company incurred $0.8 million in costs related to the establishment of the Common Stock ATM Program. Since no proceeds have been received under the Common Stock ATM Program as of March 31, 2021 these costs are currently being deferred, and are recorded in prepaid expenses and other assets in the Company’s consolidated balance sheet as of March 31, 2021. Upon receiving proceeds under the Common Stock ATM Program, the Company will reclassify the prepaid balance to additional paid in capital in the Company’s consolidated statement of changes in equity as a reduction of the gross proceeds received under the Common Stock ATM Program. Until then, the Company will assess the probability of receiving proceeds under the Common Stock ATM Program each reporting period and if it becomes probable that no proceeds will be received, it will expense the amounts deferred.
Repurchase Program
The Company’s directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the Listing. Actual repurchases would be reviewed and approved by the Company’s board of directors based on management recommendations taking into consideration all information available at the specific time including the Company’s available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. No shares have been repurchased during the three ended March 31, 2021.
Tender Offer
On December 28, 2020, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, (as amended, the “December Offer”) to purchase up to 65,000 shares of Class B common stock for cash at a purchase price equal to $7.00 per share. The December Offer expired on January 27, 2021 and, in accordance with the terms of the December offer, the Company purchased 26,236 shares of Class B common stock for a total cost of approximately $0.2 million, including fees and expenses relating to the tender offer, with cash on hand in February 2021. These shares were subsequently cancelled after being purchased.
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
March 31, 2021
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
Shares issued pursuant to the DRIP or the A&R DRIP are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended March 31, 2021, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
As of March 31, 2021, the Company’s ground lease has a weighted-average remaining lease term of 45.8 years and a discount rate of 8.6%. As of March 31, 2021, the Company’s balance sheet includes an ROU asset and liability of $55.3 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three months ended March 31, 2021 and 2020, the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2021 and 2020.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of March 31, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$3,560
2022	4,746
2023	4,746
2024	4,746
2025	4,746
Thereafter	202,500
Total lease payments	225,044
Less: Effects of discounting	(170,236)
Total present value of lease payments	$54,808
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2021 and December 31, 2020, an entity wholly owned by AR Global owned 56,091 shares of the Company’s outstanding common stock.
Fees and Participations Incurred in Connection with the Operations of the Company
Summary of Advisory Agreement
Pursuant to the advisory agreement with the Advisor (as amended from time to time, the “Advisory Agreement”), the Advisor manages the Company’s day-to-day operations. The initial term of the Advisory Agreement ends in July 2030, and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if the Company makes this election.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, (which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. Following the August 2020 amendment, the quarterly thresholds of Core Earnings Per Adjusted Share increased from $0.06 and $0.08 to $0.1458 and $0.1944. The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended March 31, 2021 or March 31, 2020.
The Company paid $1.5 million and $1.5 million in cash asset management fees during the three months ended March 31, 2021 and March 31, 2020, respectively. There were no variable management fees incurred in either of these periods.
Prior to October 1, 2015, for its asset management services provided under the advisory agreement, the Company caused the OP to issue to the Advisor 65,498 Class B Units (52,398 of which were still held by the Advisor at the time of the Listing), after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details). The Class B Units were intended to be profits interests that would vest, and no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, (the “Economic Hurdle”); (b) any one of the following events occurred concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP was a party, as a result of which OP units or the Company’s common stock were exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle had been met;

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
and (c) the Advisor pursuant to the advisory agreement was providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”).
Pursuant to the limited partnership agreement of the OP, the Advisor was entitled to receive distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, were expensed in the consolidated statements of operations and comprehensive loss until the performance condition was considered probable to occur. As a result of the Listing, which satisfied the performance condition, and the prior determination by the Company’s independent directors that the Economic Hurdle, had been satisfied, the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s independent directors, 52,398 Class A Units, which were then held by the Advisor, were redeemed for an equal number of newly issued shares of Class A common stock consistent with redemption provisions contained in the A&R OP Agreement. As a result of the conversion of all 65,498 Class B Units into Class A Units, the Company recorded a non-cash expense of approximately $1.2 million which was recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. The remaining Class A Units, which were still held by a third party and not redeemed as of March 31, 2021, were submitted for redemption for an equal number of shares of Class A common stock in September 2020 and this redemption is expected to be completed later in 2021.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement, dated as of April 24, 2014 (the “PMA”), except in certain cases where the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 3.25% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The term of the PMA is coterminous with the term of the Advisory Agreement.
Pursuant to the PMA, the Company reimburses the Property Manager for property-level expenses. These reimbursements are not limited in amount and may include reasonable salaries, bonuses, and benefits of individuals employed by the Property Manager, except for the salaries, bonuses, and benefits of individuals who also serve as one of the Company’s executive officers or as an executive officer of the Property Manager or any of its affiliates. The Property Manager may also subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
On April 13, 2018, in connection with a loan the Company entered into in April 2018, the borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the property management fee for non-hotel properties is 4.0% of gross revenues from the properties managed, plus market-based leasing commissions. The April 2018 PMA has an initial term of one year that is automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives 60 days’ written notice to the other parties of its intention to terminate.
The Company incurred approximately $0.4 million and $0.5 million in property management fees during the three months ended March 31, 2021 and March 31, 2020, respectively.
Professional Fees and Other Reimbursements
The Company pays directly or reimburses the Advisor monthly in arrears, for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services it provides to the Company under the Advisory Agreement, subject to the following limitations:
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
March 31, 2021
(Unaudited)
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
Professional fees and other reimbursements for the three months ended March 31, 2021 and March 31, 2020 were $1.4 million and $1.0 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2021 were $1.2 million, of which $0.3 million related to administrative and overhead expenses and $0.9 million were for salaries, wages, and benefits. Total reimbursement expenses for administrative and personnel services provided by and reimbursed to the Advisor during the three months ended March 31, 2020 were $1.0 million, of which $0.3 million related to administrative and overhead expenses and $0.7 million related to salaries, wages, and benefits.
As part of this reimbursement, with respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates, the Company paid approximately $0.9 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $0.4 million and that were to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s board of directors, the $0.4 million receivable is payable to the Company over a 10-month period from January 2021 through October 2021. During the three months ended March 31, 2021, approximately $0.1 million was received.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2020, and 2021 bonuses continue to be expensed and reimbursed on a monthly basis during 2021 in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2021	2020	March 31, 2021		December 31, 2020
Ongoing fees:
Asset and property management fees to related parties	$1,907	$1,998	$21	(2)	$(28)	(3)
Professional fees and other reimbursements (1)	1,392	1,042	463	(2)	—
Professional fee credit due from the Advisor	—	—	(285)	(4)	(407)	(4)
Total related party operation fees and reimbursements	$3,299	$3,040	$199		$(435)
________
(1)Amounts for the three months ended March 31, 2021 and 2020 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
(2)Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.
(3) Included in prepaid expenses and other assets on the consolidated balance sheet.
(4) Included in general and administrative expenses. The $0.4 million relates to overpayment of the 2019 Bonus Awards, of which $0.1 million was received during the three months ended March 31, 2021.
Listing Arrangements
Listing Note
Pursuant to the limited partnership agreement of the OP, which was amended and restated in connection with the effectiveness of the Listing on the Listing Date (as so amended and restated, the “A&R OP Agreement”), in the event the Company’s shares of common stock was listed on a national exchange, the OP was obligated to distribute to the Special Limited Partner a promissory note in an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:
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
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. Until the end of the 30 consecutive trading dates commencing on the 180th day after all of the shares of the Company’s Class B common stock have fully converted into shares of Class A common stock and are eligible for trading on the NYSE (the “Measurement Period”), the final value of the Listing Note will not be determinable. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note at issuance on the Listing Date (August 18, 2020) and at March 31, 2021 was nominal and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. The fair value of the Listing Note, if any, will be paid at the end of the Measurement Period. The Special Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
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
In addition, the A&R OP Agreement describes the procedures pursuant to which holders of Class A Units may redeem all or a portion of their Class A Units on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof. The A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act, the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the A&R OP Agreement.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
March 31, 2021
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
2020 Equity Plan
Effective at the Listing, the Company’s independent directors approved an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2020 Equity Plan”). The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Awards under the Individual Plan are open to the Company’s directors, officers and employees (if the Company ever has employees), employees, officers and directors of the Advisor and as a general matter, employees of affiliates of the Advisor that provide services to the Company. Awards under the Advisor Plan may only be granted to the Advisor and its affiliates (including any person to whom the Advisor subcontracts substantially all of responsibility for directing or performing the day-to-day business affairs of the Company).
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
Director Compensation
Effective on the Listing Date, the Company’s independent directors approved a change to the Company’s director compensation program. Starting with the annual award of restricted shares to be made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award will be increased from $30,000 to $65,000. No other changes have been made to the Company’s director compensation program.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The following table displays restricted share award activity during the three months ended March 31, 2021:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	5,516	$50.20
Granted	—	0
Vested	(110)	54.68
Fractional share redemption (1)	(6)	9.81
Unvested March 31, 2021	5,400	50.15
(1) Represents fractional shares redeemed in connection with the conversion of the second tranche of shares of Class B common stock to shares of Class A common stock that occurred on March 1, 2021.
As of March 31, 2021, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 2.9 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $23,192 and $22,494 for the three months ended March 31, 2021 and March 31, 2020, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Multi-Year Outperformance Award
On the Listing Date, the Company, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date, in accordance with its terms, the Master LTIP Unit automatically converted into 4,012,841 LTIP Units, the quotient of $50.0 million divided by $12.46, representing the average closing price of one share of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This number of LTIP Units represents the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three months ended March 31, 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of March 31, 2021, the Company had $19.9 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 2.38 years.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Until an LTIP Unit is earned, the holder of the LTIP Unit is entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions on Class A Units equal dividends paid on Class A common stock. Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2020 OPP. In light of the automatic conversion feature of the Master LTIP Unit, the Advisor was entitled to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date (August 18, 2020) to September 30, 2020 (if any) multiplied by the number of LTIP Units issued when the Master LTIP Unit automatically converted into LTIP Units, however, no distributions were paid on Class A Units during this period. For the three months ended March 31, 2021, the Company recorded $40,000 of distributions related to the LTIP Units. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the last day of the performance period, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
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
March 31, 2021
(Unaudited)
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2021 or March 31, 2020.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders (in thousands)	$(13,535)	$(6,788)
Basic and diluted weighted average shares outstanding	12,780,027	12,749,724
Basic and diluted net loss per share	$(1.06)	$(0.53)

Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive. Conditionally issuable shares relating to the 2020 OPP (see Note 11 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three months ended March 31, 2021 and 2020 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2021 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at March 31, 2021. There was also no impact from any of the Company’s potentially dilutive securities during the three months ended March 31, 2021 or 2020 due to the net losses in both periods.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Unvested restricted shares (1)	5,461	5,373
Class A Units (2)	13,100	37
Class B Units (3)	—	65,498
LTIP Units (4)	4,012,841	—
Total weighted-average anti-dilutive common share equivalents	4,031,402	70,908
__________
(1) There were 5,400 and 5,323 unvested restricted shares outstanding as of March 31, 2021 and March 31, 2020, respectively.
(2) Formerly known as OP Units. There were 13,100 and 37 Class A Units outstanding as of March 31, 2021 and March 31, 2020, respectively.
(3) There were 0 and 65,498 Class B Units outstanding as of March 31, 2021 and March 31, 2020, respectively (see Note 7 — Stockholders’ Equity for additional information).
(4) There were 4,012,841 and 0 LTIP Units outstanding as of March 31, 2021 and March 31, 2020, respectively (see Note 11 — Equity-Based Compensation for additional information).
Note 13 — Subsequent Events
Quarterly Dividend
On April 1, 2021, the Company declared a dividend of $0.10 per share on each share of its Class A common stock and Class B common stock. This dividend was paid on April 15, 2021 in the aggregate amount of $1.3 million.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We are an externally managed real estate investment trust for U.S. Federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of March 31, 2021, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
On August 18, 2020, we listed shares of our Class A common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYC”. In anticipation of the listing, we implemented a series of corporate actions which resulted in a bifurcation of our common stock into Class A common stock and Class B common stock and in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions, which we refer to as the Reverse Stock Split. All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. To effect the listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 25% of our outstanding shares of common stock, on the NYSE when trading commenced. Our other class of outstanding stock is Class B common stock, which comprised approximately 75% of our outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the listing date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. Following a determination by our board of directors, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. The remaining tranche of shares of Class B common stock will convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021, unless earlier converted. For additional information, see Note 7 – Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. New York City Advisors, LLC (our “Advisor”) manages our day-to-day business with the assistance of New York City Properties, LLC (our “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.

Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. New York City, where all of our properties are located, has been among the most affected locations in the country. Until it began its phased reopening in June 2020, which is still underway as of March 31, 2021, New York City operated under a mandatory order under which tenants were required to cease all non-essential in-office functions. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed operations. In addition, as New York’s phased opening continues, and occupants continue to return to our properties, operating costs may begin to rise, including for services, labor, and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by us. We have experienced an increase in non-reimburseable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. However, despite the current restrictions and continued reopening, we expect that continued vaccination efforts will result in a “return to normalcy” after the summer holidays and will support an increase in office usage and leasing trends by the end of 2021 and through 2022.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. During the year ended December 31, 2020, we reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis or there were early lease terminations. In the first quarter of 2021, there has been no rental income received from any of the tenants that were previously placed on a cash basis. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after declaring bankruptcy in January 2021, and an expiration without a renewal. We had previously written off any contract and straight line rent receivables net of any security deposits associated with this tenant as of December 31, 2020 as they were deemed to be uncollectible. However, we also signed four new leases during the period, including replacement leases for approximately half of the vacant space left by Knotel. Although management is currently working on securing additional new leases, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that has caused cash trap events on three of our mortgages, all as described further in this section. The negative impact of the pandemic on our results of operations and cash flows could continue to impact our ability to comply with covenants in our loans as we are in violation of covenants on three of our mortgage loans aggregating $204.0 million in principal amount and may also experience additional covenant violations on our mortgages at other properties.
The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, continuing to cultivate open dialogue and deepen the fundamental relationships that we have carefully developed through prior transactions and historic operations. We have taken a proactive approach to achieve mutually agreeable solutions with our tenants and in some cases, in 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic.
Our portfolio is primarily comprised of office and retail tenants with 76%, and 23% of first quarter 2021 original cash rent due from office and retail tenants, respectively. We have collected 92% of first quarter 2021 original cash rent due from our office tenants, 63% of original cash rent due from our retail tenants and 85% of original cash rent due across our entire portfolio, including 89% of original cash rent due from our top ten tenants (based on annualized straight-line rent as of March 31, 2021). The original cash rent received across our entire portfolio was consistent with the fourth quarter of 2020 in which we reported total portfolio original cash rent collections of 82% due for the fourth quarter 2020 as of March 1, 2021, which is unchanged as of April 30, 2021.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 85% of original cash rent collections for the first quarter of 2021. The deferral amounts received in the third and fourth quarters of 2020 were less than 1% of total rent collected in those quarters.

A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $1.5 million or approximately 7% of original cash rent due for the year. Those deferral amounts are or were scheduled for repayment during 2020 or 2021.
The cash rent collections for the first quarter of 2021 uses cash receipts as of April 30, 2021 and therefore is inclusive of cash received in April for rent due in the first quarter of 2021. Such cash receipts are not included in cash and cash equivalents on our March 31, 2021 consolidated balance sheet.
The table below presents additional information on our first quarter cash rent collection status, which includes cash rent due from tenants that were put on a cash basis in 2020, and is based on available information as of April 30, 2021.

First Quarter 2021 Cash Rent Status	Total Portfolio
First quarter cash rent paid (1)	85%
Approved agreements (2)	8%
Agreement negotiation (3)	6%
Other (4)	1%
100%
____________
(1) Represents total of all contractual rents on a cash basis due from tenants as stipulated in the originally executed lease agreements at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Eliminating the impact of deferred rent paid, we collected 85% of original Cash Rent due.
(2) Includes deferral agreements as well as amendments granting the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit. A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due. The most common arrangements during the first quarter of 2021 represent deferral of some or all of the rent due for the first quarter of 2021 with such amounts to be paid later in 2021. As of April 30, 2021, we granted rent credits with respect to 2.3% of first quarter cash rent due.
(3) Represents active tenant discussions where no approved agreement has yet been reached. There can be no assurance that these negotiations will be successful and will lead to formal agreements on favorable terms, or at all. These amounts are substantially comprised of tenants that were placed on a cash basis during the fourth quarter, which represented 6% of fourth quarter original cash rent due, after concluding that it was no longer probable that substantially all amounts due would be collected. We have fully reserved for amounts due from these tenants as a reduction in revenue as of December 31, 2020.
(4) Consists of tenants who have made a partial payment and/or tenants without active communication on a potential approved agreement. There can be no assurance that such cash rent will be collected. Includes approximately 0.3% of first quarter cash rent due from a tenant that was placed on cash basis during the fourth quarter of 2020 for which we have fully reserved as a reduction in revenue as of December 31, 2020.
Our cash rent collections may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
Fourth quarter rent collections were particularly impacted by the Knotel bankruptcy and a lease amendment with one of our tenants that granted a rent credit of $0.6 million over the fourth quarter of 2020 and the first quarter of 2021 in exchange for a 24-month lease extension. Moreover, certain tenants that have entered into agreements with us with respect to second, third or fourth quarter rents have, following the expiration of those agreements, sought to enter into new agreements further deferring or abating rent for additional periods. There can be no assurance additional tenants will not similarly seek future rent during 2021. Through April 30, 2021, we had collected 25% of cash rent originally due in 2020 that was deferred until January 2021, 32% of cash rent originally due in 2020 that was deferred until February 2021, and 27% of cash rent originally due in 2020 that was deferred until March 2021. We expect this trend of lower collections of amounts previously deferred may continue in 2021. In the first quarter of 2021, we did not collect any cash rent due from any of the tenants that were moved to a cash basis in 2020. We expect our cash rent collections will stay at current levels and could potentially decline until the New York City economy reopens and recovers sufficiently for our tenants ability to pay rent to improve, although there can be no assurance how long this will take.
We entered into six approved agreements, outside of the new and replacement leases included in the “Results of Operations” section below, that commenced during the quarter ended March 31, 2021. The total amount deferred for the quarter ended March 31, 2021 under these approved agreements was $0.3 million. The total amount of abatements (i.e., rent credits) entered into during the quarter ended March 31, 2021 was $0.4 million. Under agreements entered into during 2020, the total amount of rent credits (i.e., abatements) was $0.1 million for the quarter ended March 31, 2021.

Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2020 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2021:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%		3.6
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%		16.5
9 Times Square	Nov. 2014	1	167,390	57.7%	(2)	7.8
123 William Street	Mar. 2015	1	542,676	87.0%	(2)	5.3
1140 Avenue of the Americas	Jun. 2016	1	242,646	80.7%		6.8
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%		4.2
196 Orchard Street	Jul. 2019	1	60,297	100.0%		13.8
		8	1,163,061	82.8%		6.9
______
(1)Calculated on a weighted-average basis as of March 31, 2021, as applicable.
(2)In January 2021, our former tenant, Knotel, filed for bankruptcy and all leases were terminated effective January 31, 2021, which impacted two of our properties. These terminations represented a decline of 21% in the occupancy of 9 Times Square from December 31, 2020 to March 31, 2021. After taking into account the former Knotel space that has been re-leased as of March 31, 2021, the terminations represented a decline of 2% in the occupancy of 123 William Street from December 31, 2020 to March 31, 2021.

Results of Operations
As of March 31, 2021 and 2020, our overall portfolio occupancy was 82.8% and 89.0%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2021:

Q1 2021
Leasing activity:
New leases: (1)
New leases commenced	4
Total square feet leased	30,271
Annualized straight-line rent per square foot (2)	$50.16
Weighted-average lease term (years) (3)	2.9

Replacement leases: (4)
Replacement leases commenced	2
Square feet	23,429
Annualized straight-line rent per square foot (2)	$49.12
Weighted-average lease term (years) (3)	1.0

Terminated or expired leases: (5)
Number of leases terminated or expired	3
Square feet	78,952
Annualized straight-line rent per square foot (2)	$66.14

Tenant improvements on replacement leases per square foot (6)	$—
Leasing commissions on replacement leases per square foot (6)	$2.63
___________
(1)Includes new and replacement (for which additional information is provided below) leases commenced during the quarter. This excludes lease renewals, amendments, and lease modifications for deferrals/abatements in responses to COVID-19 negotiations which qualify for FASB relief. For more information - see Management Update on Impacts of the COVID-19 Pandemic.
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
Comparison of Three Months Ended March 31, 2021 and 2020
As of March 31, 2021, we owned eight properties, all of which were acquired prior to January 1, 2020. Our results of operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily reflect changes due to leasing activity.
Revenue from Tenants
Revenue from tenants decreased $2.3 million to $15.2 million for the three months ended March 31, 2021, from $17.5 million for the three months ended March 31, 2020. Approximately $1.0 million of the decrease is attributable to the termination of several leases with our former tenant, Knotel, with the remainder due to the tenants that were placed on cash basis during 2020. We did not collect any cash rent during the three months ended March 31, 2021 from tenants previously placed on a cash basis.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager decreased $0.1 million to $1.9 million for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. This is primarily due to a reduction in property management fees which are calculated based on cash receipts, which decreased during the three months ended March 31, 2021 as described below. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.

Property Operating Expenses
Property operating expenses increased $0.7 million to $8.7 million for the three months ended March 31, 2021 from $8.0 million for the three months ended March 31, 2020. This is due to increased legal fees associated with tenant lease amendment negotiations that are non-reimbursable to us, as well as an increase in other non-reimbursable expenses, such as real estate taxes which certain tenants that stopped paying rent under their leases in 2020 are not paying.
Equity-Based Compensation
Equity-based compensation increased to $2.1 million for the three months ended March 31, 2021 from $23,000 for the three months ended March 31, 2020. This increase is related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”), for which $2.1 million of expense was recorded during the three months ended March 31, 2021. Approximately $23,000 of expense was also recorded for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased to $2.7 million for the three months ended March 31, 2021 from $2.0 million for three months ended March 31, 2020. This was due to an increase of $0.3 million in compensation expense paid to the Advisor, mainly related to salaries, an increase of $0.2 million for legal fees associated with litigation with tenants that have not paid rent, and the remainder of the increase is related to insurance premiums and audit fees. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. For additional information on amounts recorded in prepaid expenses and other assets related to potential equity offerings, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2021 were $1.2 million, of which $0.3 million related to administrative and overhead expenses and $0.9 million related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits, which were not reached as of March 31, 2021. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2020 were $1.0 million, of which $0.3 million related to administrative and overhead expenses and $0.7 million related to salaries, wages, and benefits. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense increased $1.0 million to $8.5 million for the three months ended March 31, 2021 from $7.5 million for the three months ended March 31, 2020, which is mainly attributable to deferred leasing commission write-offs associated with lease terminations recorded during the three months ended March 31, 2021.
Interest Expense
Interest expense was $4.7 million for the three months ended March 31, 2021, compared to $4.8 million for the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, our weighted-average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash provided by operating activities was $2.1 million during the three months ended March 31, 2021 and consisted primarily of a net loss of $13.5 million, adjusted for non-cash items of $10.8 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and share-based compensation. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $3.6 million. These decreases were partially offset by increases related to accounts payable and accrued expenses associated with operating activities of $1.1 million an increase in deferred revenue (prepaid rent) of $0.8 million, and an increase in straight-line receivable of $0.6 million.
Net cash provided by operating activities was $4.4 million during the three months ended March 31, 2020 and consisted primarily of a net loss of $6.8 million, adjusted for noncash items of $7.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and equity-based compensation. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $1.8 million. These decreases were partially offset by an increase related to accounts payable and accrued expenses associated with operating activities of $1.1 million, an increase in deferred revenue of $1.4 million, and an increase straight-line rent receivable of $0.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $43,000 during the three months ended March 31, 2021 related to the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $1.0 million during the three months ended March 31, 2020 related to the funding of capital expenditures relating to tenant improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.5 million during the three months ended March 31, 2021 related to the payment of dividends on common stock of $1.3 million and the repurchase of common stock as part of the tender offer completed in January 2021 of $0.2 million.
There was no cash financing activity during the three months ended March 31, 2020.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions and share repurchases.

As of March 31, 2021, we had cash and cash equivalents of $29.4 million as compared to $31.0 million as of December 31, 2020. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.
Our principal sources of cash in recent periods have been the net cash, if any, provided by our current property operations and cash on hand consisting primarily of proceeds from financings of then-unencumbered assets. In some recent periods, including the fourth quarter and full year 2020, the net cash provided by our property operations has not alone been sufficient to fund operating expenses and other capital requirements. The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020, include dividends to our common stockholders. During the third and fourth quarters of 2020 and the first quarter of 2021, the operating results at 1140 Avenue of the Americas, 9 Times Square and 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. Specifically for these properties, there were early lease terminations, expirations without renewal and a tenant bankruptcy for a significant tenant in the 9 Times Square property (Knotel). As a result, at these properties, which together represent 46% of the rentable square feet in our portfolio as of March 31, 2021, we will not be able to use excess cash flow from the properties to fund operating expenses at our other properties and other capital requirements until the breaches have been cured.
Although we had positive cash flow from operating activities in the first quarter of 2021, due to rent deferrals, vacancies and the other impacts of COVID-19, as well as the terms of our leases, we anticipate we may continue to fund a portion of our operating expenses and other capital requirements with cash on hand through at least the first half of 2021. We do not have any significant debt principal repayments due until 2024, and we believe that we will have sufficient cash available to us to meet our operating cash requirements over the next year. We expect to fund our future capital needs, including for acquisitions or share repurchases, if authorized, through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future, proceeds from property dispositions (if any) and proceeds from our Common Stock ATM Program (as defined below) or other future equity offerings and debt financings.
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $405.0 million as of March 31, 2021 with a weighted-average effective interest rate of 4.35%. We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. See “-Acquisitions and Dispositions” section below for further detail on this property. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital to the extent we acquire additional properties.

We do not have principal payments due on our mortgage notes payable for the year ending December 31, 2021.
We have been in breach of a debt service coverage provision and a reserve fund reserve provision under the non-recourse mortgage loan with $99.0 million principal amount outstanding as of March 31, 2021 secured by the 1140 Avenue of the Americas property for the last three quarters. These breaches are not events of default, rather they require excess cash (after payment of operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained, whereupon the additional collateral will be released. As of March 31, 2021 we have $4.1 million cash trapped and maintained in restricted cash associated with these events, all of which relate to the non-recourse mortgage loan secured by the 1140 Avenue of the Americas property. Currently, we have not cured the breaches through these or any other means. We do not expect similar amounts to be trapped in future periods in the short-term as we expect there will be little to no excess cash flow at the three properties after paying property expenses, interest and capital expenditures. This restricted cash is not available to be used for other corporate purposes. We can remain subject to this reserve requirement through maturity of the loan without causing an event of default under loan that could give rise to the lenders’ right to accelerate the principal amount due under the loan or further penalty or ramifications.
We have also been in breach of debt service coverage and debt yield covenants under the non-recourse mortgage loan with $55.0 million principal amount outstanding as of March 31, 2021 secured by the 9 Times Square property for the last two quarters. These breaches were caused by the January 2021 bankruptcy of one of our tenants, Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020. These breaches are not events of default, but rather require us to enter into a cash management period whereby all rents and other revenue of the property are to be held in a segregated account as additional collateral under the loan. The covenants may be cured after achieving two consecutive quarters when the required debt service coverage and debt yield for the property is maintained. We may remain in breach of the covenants for up to four consecutive quarters, after which an event of default could occur that could give the lenders the right to accelerate the principal amount due under the loan and other remedies.
We also breached a debt service coverage covenant under our non-recourse mortgage secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first quarter of 2021. This breach is not an event of default but rather requires us to enter into a cash management period whereby all rents and other revenue of the property are to be held in a segregated account as additional collateral under the loan. The covenant may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
We are currently in compliance with the debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue. However, in the event of a breach of this covenant, such breach would not result in an event of default but rather would trigger an excess cash flow sweep period. If this were to occur, we have the ability to avoid such an excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. We have the ability to continue to avoid the excess cash flow sweep period by funding an additional $125,000 each quarter until the debt service coverage ratio covenant breach is cured in accordance with the terms of the loan agreement, whereupon, provided no other excess cash flow sweep trigger exists at such time, the full amount of the reserve will be returned to us. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the debt service coverage ratio covenant breach is cured in accordance with the terms of the loan agreement.
While we have entered into short-term leases with two of Knotel’s former tenants at 123 William Street that collectively represent over 23,400 square feet and we are working to find new tenants to replace Knotel and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. Unless we are able to enter into new leases at both the properties on terms that allow us to cure the breach, we will be unable to access excess cash flow from either property. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. We were in compliance with the remaining covenants under our mortgage notes payable as of March 31, 2021.
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
Repurchase Program
Our board of directors adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class A common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of March 31, 2021, no shares had been repurchased by the Company under this program. As of March 31, 2021, we also had cash and cash equivalents of approximately $29.4 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.
Tender Offer
On December 28, 2020, in response to an unsolicited offer to our stockholders, we commenced a tender offer to purchase up to 65,000 shares of Class B common stock for cash at a purchase price equal to $7.00 per share. The offer expired on January 27, 2021, and we purchased 26,236 shares of Class B common stock for a total cost of approximately $0.2 million, including fees and expenses relating to the tender offer, with cash on hand in February 2021. These shares were subsequently cancelled after being purchased.
Leasing Activity/Occupancy
We had an occupancy level of 82.8% across our portfolio as of March 31, 2021, as compared to 87.0% as of December 31, 2020. The significant occupancy changes were as follows:
•Occupancy at 9 Times Square declined to 57.7% as of March 31, 2021, compared to 78.7% as of December 31, 2020. The decrease was due to the termination of our leases with Knotel, which represented over 32,000 occupied square feet at this property as of December 31, 2020, with no new leases signed during the three months ended March 31, 2021.
•Occupancy at 123 William Street declined to 87.0% as of March 31, 2021, compared to 90.3% as of December 31, 2020. The decrease was due to the termination of our leases with Knotel, which represented over 36,000 occupied square feet at this property as of December 31, 2020, and the expiration of another lease, which was partially offset by the commencement of three new leases (two of them replacing part of the space formerly occupied by Knotel), causing a net decrease of approximately 18,000 occupied square feet compared to December 31, 2020.
As of December 31, 2020, occupancy included the leased space occupied by one of our former tenants, Knotel (6.2%), which was a tenant at both our 9 Times Square and 123 William Street properties. In January 2021, Knotel filed for bankruptcy and all leases were terminated effective January 31, 2021. If Knotel was not included in the occupancy calculation as of December 31, 2020, occupancy across our portfolio would have been 80.8%. In addition, during the year ended December 31, 2020, we put certain tenants on a cash basis and fully reserved certain receivables and reflected this as a reduction in revenue from tenants during the period. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Also, for a discussion of overall impact on our result of operations for this and other reserves and write-offs for tenant receivables recorded in 2021 and for additional information on leasing activity during the three months ended March 31, 2021, see Results of Operations section.
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
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2021.
We also continue to evaluate our strategic alternatives for our 421 W. 54th Street - Hit Factory property, where the sole tenant terminated its lease early and vacated the space during the second quarter of 2018. During 2020 we entered into a purchase and sale agreement to dispose of this property for a contract price of $7.1 million. During the three months ended June 30, 2020, the buyer terminated the transaction and we retained the security deposit of $0.7 million. There can be no assurance we will be able to find a replacement buyer or a new tenant or as to how much, if any, liquidity we will be able to generate from this property. Moreover, because the property is unoccupied, it does not generate any revenues that offset the cost of owning and maintaining the property.

Capital Expenditures
For the three months ended March 31, 2021, we funded $43,000 of capital expenditures primarily related to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas. The capital expenditures for the three months ended March 31, 2020 of $1.0 million were primarily related to improvements at 9 Times Square and 123 William Street. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2021, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be less than $3.8 million, the amount invested in 2020. We funded our capital expenditures during the three months ended March 31, 2021 from cash on hand consisting of proceeds from financings and sales of real estate investments in prior periods, and expect to fund any future capital expenditures with available cash on hand and potential future financings. The recent economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
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
Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO as a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. Our presentation of Core FFO may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, listing related costs and expenses (including the vesting and conversion of partnership units in the OP designated as “Class B Units” and cash expenses and fees which are non-recurring in nature incurred in connection with the listing of our Class A common stock on the NYSE and related transactions), and non-cash equity-based compensation. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(13,535)	$(6,788)
Depreciation and amortization	8,526	7,519
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(5,009)	731
Equity-based compensation	2,115	23
Core FFO (deficit) attributable to common stockholders	$(2,894)	$754

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

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss (in accordance with GAAP)	$(13,535)	$(6,788)
Other income	8	(119)
General and administrative	2,732	1,996
Asset and property management fees to related parties	1,907	1,998
Equity-based compensation	2,115	23
Depreciation and amortization	8,526	7,519
Interest expense	4,713	4,832
Accretion of below- and amortization of above-market lease liabilities and assets, net	(215)	(362)
Straight-line rent (revenue as a lessor)	(640)	(691)
Straight-line ground rent (expense as lessee)	28	27
Cash NOI	$5,639	$8,435
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
On October 1, 2020, we declared a dividend equal to $0.04889 per share on each share of common stock, which was paid on October 15, 2020. The dividend covered the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year. In January and April of 2021 we also declared and paid a dividend equal to $0.10 per share on each share of common stock.
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our board of directors previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Our net cash provided by operating activities was approximately $2.1 million for the three months ended March 31, 2021. During this period, we paid dividends of $1.3 million. These dividend payments were funded from cash flows from operations.

The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended
	March 31, 2021
(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,280
Distributions to holders of LTIP Units	40
Total dividends and distributions	$1,320

Source of dividend coverage:
Cash flows provided by operations	$1,320	100%
Available cash on hand	—	—%
Total sources of dividend and distribution coverage	$1,320	100%

Cash flows provided by (used in) operations (GAAP basis)	$2,145

Net loss attributable to common stockholders (in accordance with GAAP)	$(13,535)

Contractual Obligations
There were no material changes in our contractual obligations as of March 31, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and we direct your attention to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not complete any sales of unregistered equity securities during the three months ended March 31, 2021 that were not disclosed in a Current Report on Form 8-K.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on August 18, 2020 converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. In connection with the conversion of the first tranche of shares of Class B common stock to shares of Class A common stock, we repurchased approximately seven fractional shares of Class B common stock at a price of $10.34 per share. Following a determination by our board of directors, the second tranche of shares of Class B common stock converted into 3,174,760 shares of Class A common stock and were listed on the NYSE on March 1, 2021. In connection with the conversion of the second tranche of shares of Class B common stock to shares of Class A common stock, we repurchased approximately six fractional shares of Class B common stock at a price of $9.80 per share. The remaining tranche of shares of Class B common stock will convert into shares of Class A common stock to be listed on the NYSE on August 13, 2021, unless earlier converted. For additional information, see Note 7 – Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On December 28, 2020, in response to an unsolicited offer to our stockholders, we commenced a tender offer to purchase up to 65,000 shares of Class B common stock for cash at a purchase price equal to $7.00 per share. The offer expired on January 27, 2021, and we purchased 26,236 shares of Class B common stock at the offer price for a total cost of approximately $183,000, not including expenses.

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
Christopher J. Masterson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2021

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
3.8 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
4.1 (5)	Amended and Restated Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of August 18, 2020
4.2 (5)	Amended and Restated Distribution Reinvestment Plan of New York City REIT, Inc.
4.3 (5)	Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A., as Rights Agent
10.1 (5)	Listing Note Agreement, dated as of August 18, 2020, between New York City Operating Partnership, L.P. and New York City Special Limited Partnership, LLC
10.2 (5)	First Amendment, dated as of August 18, 2020, to Second Amended and Restated Advisory Agreement among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.3 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of August 18, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.4 (5)	2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.5 (5)	2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.6 (6)	Equity Distribution Agreement, dated October 1, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P., Truist Securities, Inc. and B. Riley Securities, Inc.
10.7 *	Form of Restricted Share Award Agreement
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (7)	Certificate of Notice of New York City REIT, Inc. filed with the State Department of Assessments and Taxation of Maryland on February 26, 2021
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_______
* Filed herewith
(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.
(2) Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(3) Filed as an exhibit to our Form 8-K filed with the SEC on May 19, 2020.
(4) Filed as an exhibit to our Form 8-K filed with the SEC on August 5, 2020.

EXHIBITS INDEX
(5) Filed as an exhibit to our Form 8-K filed with the SEC on August 18, 2020.
(6) Filed as an exhibit to our Form 8-K filed with the SEC on October 1, 2020.
(7) Filed as an exhibit to our Form 8-K filed with the SEC on February 26, 2021.