Form 10-Q
period 2021-09-30
New York City REIT, Inc.
filed 2021-11-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2021, the registrant had 13,277,739 shares of common stock outstanding, comprised of 13,277,739 shares of Class A common stock. All Class B common stock have been converted to Class A common stock and there are no remaining Class B common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$193,357	$193,658
Buildings and improvements	570,355	568,861
Acquired intangible assets	97,375	98,118
Total real estate investments, at cost	861,087	860,637
Less accumulated depreciation and amortization	(160,217)	(139,666)
Total real estate investments, net	700,870	720,971
Cash and cash equivalents	23,169	30,999
Restricted cash	11,611	8,995
Operating lease right-of-use asset	55,219	55,375
Prepaid expenses and other assets (includes amounts due from related parties of $0 and $435 at September 30, 2021 and December 31, 2020, respectively)	7,398	12,953
Straight-line rent receivable	24,817	22,050
Deferred leasing costs, net	9,059	10,503
Total assets	$832,143	$861,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$397,731	$396,574
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $33 and $0 at September 30, 2021 and December 31, 2020, respectively)	6,535	6,916
Operating lease liability	54,783	54,820
Below-market lease liabilities, net	12,362	14,006
Derivative liability, at fair value	2,330	3,405
Deferred revenue	4,784	4,558
Total liabilities	478,525	480,279

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 13,277,738 and 12,802,690 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	133	129
Additional paid-in capital	691,344	686,715
Accumulated other comprehensive loss	(2,330)	(3,404)
Distributions in excess of accumulated earnings	(345,584)	(305,882)
Total stockholders’ equity	343,563	377,558
Non-controlling interests	10,055	4,009
Total equity	353,618	381,567
Total liabilities and equity	$832,143	$861,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from tenants	$15,848	$16,997	$46,011	$53,035

Operating expenses:
Asset and property management fees to related parties	1,862	1,879	5,616	5,721
Property operating	8,029	8,300	25,088	23,533
Impairment of real estate investments	413	—	413	—
Acquisition, transaction and other costs	—	—	—	—
Listing expenses	—	1,299	—	1,299
Vesting and conversion of Class B Units	—	1,153	—	1,153
Equity-based compensation	2,121	1,711	6,356	1,758
General and administrative	1,884	1,234	6,600	5,727
Depreciation and amortization	7,851	8,639	23,400	24,070
Total operating expenses	22,160	24,215	67,473	63,261
Operating loss	(6,312)	(7,218)	(21,462)	(10,226)
Other income (expense):
Interest expense	(4,803)	(5,089)	(14,279)	(14,915)
Other income	5	19	44	779
Total other expense	(4,798)	(5,070)	(14,235)	(14,136)
Net loss	(11,110)	(12,288)	(35,697)	(24,362)
Income tax expense	(14)	—	(14)	—
Net loss attributable to common stockholders	$(11,124)	$(12,288)	$(35,711)	$(24,362)

Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative	252	264	1,074	(2,395)
Other comprehensive income (loss)	252	264	1,074	(2,395)
Comprehensive loss	$(10,872)	$(12,024)	$(34,637)	$(26,757)

Weighted-average shares outstanding — Basic and Diluted	13,093,486	12,772,176	12,892,382	12,757,376
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.85)	$(0.96)	$(2.78)	$(1.91)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Proceeds from sale of common stock, net	466,651	4	4,502	—	—	4,506	—	4,506
Repurchase and cancellation of common stock	(26,236)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(13)	—	—	—	—	—	—	—
Redemption of Class A Units	13,100	—	230	—	—	230	(230)	—
Equity-based compensation	21,546	—	80	—	—	80	6,276	6,356
Dividends declared on common stock, $0.10 per share	—	—	—	—	(3,871)	(3,871)	—	(3,871)
Distributions paid to non-controlling interest holders	—	—	—	—	(120)	(120)	—	(120)
Net loss	—	—	—	—	(35,711)	(35,711)	—	(35,711)
Other comprehensive income	—	—	—	1,074	—	1,074	—	1,074
Balance, September 30, 2021	13,277,738	$133	$691,344	$(2,330)	$(345,584)	$343,563	$10,055	$353,618

	Three Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2021	13,065,696	$132	$689,653	$(2,582)	$(333,111)	$354,092	$7,963	$362,055
Proceeds from sale of common stock, net	212,049	1	1,662	—	—	1,663	—	1,663
Repurchase and cancellation of common stock	—	—	—	—	—	—	—	—
Redemption of fractional shares of common stock and restricted shares	(7)	—	—	—	—	—	—	—
Equity-based compensation	—	—	29	—	—	29	2,092	2,121
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,309)	(1,309)	—	(1,309)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(11,124)	(11,124)	—	(11,124)
Other comprehensive income	—	—	—	252	—	252	—	252
Balance, September 30, 2021	13,277,738	$133	$691,344	$(2,330)	$(345,584)	$343,563	$10,055	$353,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	12,755,099	$128	$686,026	$(1,327)	$(264,278)	$420,549	$—	$420,549
Redemption of fractional shares of common stock and restricted shares	(6,672)	—	(328)	—	—	(328)	—	(328)
Vesting and conversion of Class B Units	52,398	1	921	—	—	922	231	1,153
Redemption of Class A Units	37	—	—	—	—	—	—	—
Equity-based compensation	1,828	—	71	—	—	71	1,687	1,758
Net loss	—	—	—	—	(24,362)	(24,362)	—	(24,362)
Other comprehensive loss	—	—	—	(2,395)	—	(2,395)	—	(2,395)
Balance, September 30, 2020	12,802,690	$129	$686,690	$(3,722)	$(288,640)	$394,457	$1,918	$396,375

	Three Months Ended September 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2020	12,756,927	$128	$686,073	$(3,986)	$(276,352)	$405,863	$—	$405,863
Redemption of fractional shares of common stock and restricted shares	(6,672)	—	(328)	—	—	(328)	—	(328)
Vesting and conversion of Class B Units	52,398	1	921	—	—	922	231	1,153
Redemption of Class A Units	37	—	—	—	—	—	—	—
Equity-based compensation	—	—	24	—	—	24	1,687	1,711
Net loss	—	—	—	—	(12,288)	(12,288)	—	(12,288)
Other comprehensive loss	—	—	—	264	—	264	—	264
Balance, September 30, 2020	12,802,690	$129	$686,690	$(3,722)	$(288,640)	$394,457	$1,918	$396,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,711)	$(24,362)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	23,400	24,070
Amortization of deferred financing costs	1,157	1,157
Accretion of below- and amortization of above-market lease liabilities and assets, net	(807)	(2,807)
Equity-based compensation	6,356	1,758
Impairments of real estate investments	413	—
Vesting and conversion of Class B Units	—	1,153
Changes in assets and liabilities:
Straight-line rent receivable	(2,816)	(3,582)
Straight-line rent payable	82	82
Prepaid expenses, other assets and deferred costs	3,891	(4,232)
Accounts payable, accrued expenses and other liabilities	(502)	(496)
Deferred revenue	226	1,240
Net cash used in operating activities	(4,311)	(6,019)
Cash flows from investing activities:
Capital expenditures	(1,998)	(3,162)
Net cash used in investing activities	(1,998)	(3,162)
Cash flows from financing activities:
Common stock issuance proceeds, net	5,269	—
Dividends paid on common stock	(3,871)	—
Redemption of fractional shares of common stock and restricted shares	—	(328)
Repurchase of common stock	(183)	—
Distributions to non-controlling interest holders	(120)	—
Net cash provided by (usd in) financing activities	1,095	(328)
Net change in cash, cash equivalents and restricted cash	(5,214)	(9,509)
Cash, cash equivalents and restricted cash, beginning of period	39,994	58,297
Cash, cash equivalents and restricted cash, end of period	$34,780	$48,788

Cash and cash equivalents	$23,169	$39,088
Restricted cash	11,611	9,700
Cash, cash equivalents and restricted cash, end of period	$34,780	$48,788

Non-Cash Investing and Financing Activities:
Accrued capital expenditures	121	294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of September 30, 2021, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas, diversifying its strategy into a growing segment of the New York City real estate market.
On August 18, 2020 (the “Listing Date”), the Company listed shares of Class A common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYC” (the “Listing”). In anticipation of the Listing, the Company implemented a series of corporate actions which resulted in the bifurcation of the Company’s common stock into Class A common stock and Class B common stock and in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of the Listing, the Company listed only shares of Class A common stock, which represented approximately 25% of the Company’s outstanding shares of common stock, on the NYSE when trading commenced. The Company’s other class of outstanding stock was Class B common stock, which comprised approximately 75% of its outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the Listing Date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. On February 26, 2021, the Company’s board of directors approved an advancement of the automatic conversion date for the second tranche of shares of Class B common stock from April 15, 2021 to March 1, 2021. Accordingly, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. Following a determination by our board of directors, third and final tranche of shares of Class B common stock converted into 3,176,114 shares of Class A common stock and were listed on the NYSE on August 13, 2021. For additional information, see Note 7 – Stockholders’ Equity.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.
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
Out-of-period adjustments
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
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a new class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of September 30, 2021 and December 31, 2020. See Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information on amounts recorded in non-controlling interests during the first quarter of 2021.
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
September 30, 2021
(Unaudited)
fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions.
The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of September 30, 2021. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of September 30, 2021 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country. Although New York City has lifted most COVID-19 restrictions on businesses, many offices have not yet reopened. The Company’s properties remain accessible to all tenants, although, even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by the Company. In addition, one of the Company’s tenants, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. In the fourth quarter of 2020, the Company put Knotel on a cash basis of accounting and fully reserved all receivables from Knotel with the exception of security deposits held, which was reflected as a reduction in revenue from tenants during the period ended December 31, 2020. Management has already re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis. The Company has continued to experience delays in rent collections during 2021. In the first nine months of 2021, there has been no rental income received from any of the tenants that were previously placed on a cash basis. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in 2020 and 2021, the Company executed different types of lease amendments. These agreements included deferrals and abatements and, in some cases, extensions to the term of the leases. In the first nine months of 2021, the Company executed lease amendments with multiple tenants, which include deferrals, abatements, extensions to the terms of the lease, and in one instance, a reduction of the lease term.
As a result of the financial difficulties of the Company’s tenants and early lease terminations, the Company is in breach of debt covenants on mortgages secured by its 1140 Avenue of Americas, 9 Times Square, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events, but not events of default. The Company believes that it has breached certain covenants related to its 9 Times Square property for the quarter ended September 30, 2021, however the formal reporting to the lender will not occur until late November 2021. See Note 4 - Mortgage Notes Payable, Net for further details regarding these breaches.
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
September 30, 2021
(Unaudited)
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2021, these leases had a weighted-average remaining lease term of 6.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company reflected prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three and nine months ended September 30, 2021, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected. During the three and nine months ended September 30, 2020, the Company reduced revenue from tenants by $0.4 million and $0.5 million, respectively, for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis (see accounting policy above). During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis. In the first nine months of 2021, no rental income was received from any of the tenants that were previously placed on a cash basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
Pending Adoption as of September 30, 2021
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
September 30, 2021
(Unaudited)
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three and nine months ended September 30, 2021 or 2020. Also, there were no dispositions of real estate during the three and nine months ended September 30, 2021 or 2020. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which includes marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of September 30, 2021. However, during the third quarter of 2021, the Company recorded an impairment charge of $0.4 million for this property as it was determined that the carrying value exceeded the Company’s most recent estimate of the fair market value of the property as of September 30, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Significant Tenants
As of September 30, 2021 and December 31, 2020, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
In-place leases (1)	$1,848	$2,569	$4,714	$6,567
Other intangibles	177	291	760	874
Total included in depreciation and amortization	$2,025	$2,860	$5,474	$7,441

Above-market lease intangibles	$262	$369	$800	$939
Below-market lease liabilities	(642)	(936)	(1,644)	(3,783)
Total included in revenue from tenants	$(380)	$(567)	$(844)	$(2,844)

Below-market ground lease, included in property operating expenses	$12	$12	$37	$37
During the nine months ended September 30, 2021, in connection with three leases that were terminated during the third quarter of 2021, the Company wrote off approximately $0.7 million of in-place lease intangibles related to one of the leases that was terminated, which was included in depreciation and amortization expense in the consolidated statement of operations. Additionally, in connection with the same lease terminations, the Company wrote off approximately $0.2 million of below-market lease intangibles for nine months ended September 30, 2021, which was included in revenue from tenants in the consolidated statement of operations.
During the three and nine months ended September 30, 2020, in connection with 3 leases that were terminated during the third quarter of 2020, the Company wrote off approximately $3.2 million of in-place lease intangibles, which was included in depreciation and amortization expense in the consolidated statement of operations. Additionally, in connection with the same lease terminations, the Company wrote off approximately $1.9 million of below-market lease intangibles and $0.2 million of above-market lease intangibles during the three and nine months ended September 30, 2020, which was included in revenue from tenants in the consolidated statement of operations.
In addition, during the nine months ended September 30, 2020, in connection with a lease that was terminated during the second quarter of 2020, the Company also wrote off approximately $0.6 million of in-place lease intangibles, which was included in depreciation and amortization expense in the consolidated statement of operations, and $2.3 million of below-market lease intangibles, which was included in revenue from tenants in the consolidated statement of operations.

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2021:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place leases	$1,297	$4,592	$3,354	$2,603	$1,469
Other intangibles	177	708	708	708	708
Total to be included in depreciation and amortization	$1,474	$5,300	$4,062	$3,311	$2,177

Above-market lease assets	$262	$974	$825	$495	$206
Below-market lease liabilities	(454)	(1,657)	(1,427)	(1,397)	(1,024)
Total to be included in revenue from tenants	$(192)	$(683)	$(602)	$(902)	$(818)
Write-off of Deferred Leasing Commissions
In January 2021, the Company’s former tenant, Knotel, filed for bankruptcy and all leases with the Company were terminated effective January 31, 2021. As a result of these terminations, the Company wrote-off $1.3 million of deferred leasing costs in the first quarter of 2021, which are included in depreciation and amortization expense in our consolidated statement of operations for the nine months ended September 30, 2021.
Write-off of Tenant Improvements
During the third quarter of 2021, a tenant on the health club business terminated a lease at the Company’s 9 Times Square property. As a result, The Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $0.3 million which is recorded in depreciation and amortization expense in the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2021 and December 31, 2020 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2021	December 31, 2020	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (2)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square (2)	1	55,000	55,000	3.72%	Fixed	(3)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (4)		(7,269)	(8,426)
Mortgage notes payable, net		$397,731	$396,574
_____________________
(1)As of September 30, 2021, $2.7 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company no longer has access to the excess cash flows. See “Collateral and Interest Payments” section below for additional details.
(3)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of September 30, 2021 (see Note 6 — Derivatives and Hedging Activities).
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

Collateral and Principal Payments
Real estate assets and intangible assets of $829.3 million, at cost (net of below-market lease liabilities), at September 30, 2021 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2021:

(In thousands)	Future Minimum Principal Payments
2021 (remainder)	$—
2022	—
2023	—
2024	55,000
2025	—
Thereafter	350,000
Total	$405,000

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Debt Covenants
9 Times Square
The Company has breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021. The principal amount of the loan was $55.0 million as of September 30, 2021. The breaches, while not events of default, have required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan.
The Company also believes that it has breached these covenants for the quarter ended September 30, 2021, however the formal reporting to the lender will not occur until late November 2021. If the lender then determines at that time that Company has breached the covenants during the quarter ended September 30, 2021, as the Company anticipates the lender will determine, the quarter ended September 30, 2021 would be the fourth consecutive quarter the Company has been in breach. This would cause an event of default to occur if the Company does not “right size” the loan by either (i) repaying a significant portion of the loan or (ii) providing the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance.
The Company has actively engaged in discussions with the lender to seek relief in relation to the “right size” requirement in the loan and the associated default. There is no assurance the Company will be able to reach a satisfactory agreement with the lender or make a significant repayment of principal (the exact amount of which cannot be estimated presently) which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact the Company’s capital resources which could have a material adverse effect on the Company’s ability to fund its operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of the Company’s Class A common stock.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last five quarters. The principal amount of the loan was $99.0 million as of September 30, 2021. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2021, the Company has $5.2 million in cash that is retained by the lender and maintained in restricted cash.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
The Company has breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The principal amount of the loan was $50.0 million as of September 30, 2021. The two parking garage tenants at this property have not paid rent in accordance with their lease agreements for 18 months and were placed on a cash basis in the fourth quarter of 2020. The Company’s breaches of the debt services coverage covenant are not events of default but rather require the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. The covenant may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second and third quarters of 2021. The principal amount for the loan was $10.0 million as of September 30, 2021. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. The Company has not yet determined whether it will do so. The Company also has the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of September 30, 2021, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
LIBOR Transition
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator.
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
September 30, 2021
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2021
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(2,330)	$—	$(2,330)
Total	$—	$(2,330)	$—	$(2,330)

December 31, 2020
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(3,405)	$—	$(3,405)
Total	$—	$(3,405)	$—	$(3,405)

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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		September 30, 2021		December 31, 2020
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$146,759	$140,000	$149,733
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	101,332	99,000	102,849
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	51,868	50,000	53,087
Mortgage note payable — 8713 Fifth Avenue	3	10,000	10,650	10,000	10,937
Mortgage note payable — 9 Times Square	3	55,000	53,322	55,000	52,504
Mortgage note payable — 196 Orchard Street	3	51,000	50,259	51,000	49,250
Total		$405,000	$414,190	$405,000	$418,360
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020.

(In thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(2,330)	$(3,405)
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2021 and year ended December 31, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.1 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2021 and December 31, 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(40)	$(18)	$213	$(2,978)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(292)	$(283)	$(861)	$(583)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,803	$5,089	$14,279	$14,915
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2021	$—	$(2,330)	$—	$(2,330)	$—	$—	(2,330)
December 31, 2020	$—	$(3,405)	$—	$(3,405)	$—	$—	(3,405)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
As of September 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.5 million. As of September 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.5 million.
Note 7 — Stockholders’ Equity
As of September 30, 2021 and December 31, 2020, the Company had 13.3 million and 12.8 million shares of common stock outstanding, respectively, including unvested restricted shares. As of September 30, 2021, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares. On August 13, 2021, all of the remaining shares of Class B common stock were converted into shares of Class A common stock and were listed on the NYSE, resulting in no Class B common stock outstanding as of September 30, 2021.
As of December 31, 2020, the Company’s shares of common stock outstanding was comprised of 6.4 million shares of Class A common stock, including unvested restricted shares, and 6.4 million shares of Class B common stock, including unvested restricted shares. Except with respect to listing and conversion as described in Note 1 - Organization, shares of Class B common stock had identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as the shares of Class A common stock. Accordingly, the shares of Class A common stock and the Class B common stock are reflected collectively as “common stock” on a combined basis in the financial statements as of December 31, 2020.
On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. As a result, the Company did not pay distributions during the nine months ended September 30, 2020. Following the Listing, the Company reinstated distributions to the Company’s common stockholders in the amount of $0.40 per share ($0.10 per share, per quarter) of common stock per year, payable to holders of record on a single quarterly record date. The first dividend was declared on October 1, 2020 and paid on October 15, 2020 in a partial quarterly amount equal to $0.04889 per share of common stock covering the period from the Listing Date through September 30, 2020. Subsequent dividends have been declared and paid in the quarterly amount of $0.10 per share.
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
•reclassified 9,750,000 authorized but unissued shares of Class A common stock (equal to approximately three times the number of shares of Class A common stock then issued and outstanding) into shares of Class B common stock, par value $0.01 per share; and
•declared and paid a stock dividend of three shares of Class B common stock to every holder of record of Class A common stock.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
number of shares of Class A common stock during the second quarter of 2021, resulting in a decrease to non-controlling interests of $0.2 million.
•37 Class A Units, which were held by the Advisor, were redeemed for an equal number of shares of Class A common stock at year ended December 31, 2020.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, under which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”).
During the three months ended September 30, 2021, the Company sold 212,049 shares of Class A common stock through the Common Stock ATM Program for gross proceeds of $1.9 million, before commissions paid of $19,000 and issuance costs of $0.3 million. During the nine months ended September 30, 2021, the Company sold 466,651 shares of Class A common stock through the Common Stock ATM Program for gross proceeds of $5.3 million, before commissions paid of $53,000 and issuance costs of $0.8 million.
In total, the Company had incurred $1.0 million in costs related to the establishment of the Common Stock ATM Program which were all initially recorded in prepaid expenses and other assets on our consolidated balance sheet. Upon receiving proceeds under the Common Stock ATM Program in the second and third quarters of 2021, the Company reclassified $0.5 million and $0.3 million of these prepaid costs to additional paid in capital during the second and third quarters of 2021, respectively, in the Company’s consolidated statement of changes in equity as a reduction of the gross proceeds received under the Common Stock ATM Program. The Company will continue to assess the probability of receiving proceeds under the Common Stock ATM Program each reporting period and if it becomes probable that no proceeds will be received, it will expense the remaining amounts deferred.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended September 30, 2021, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
As of September 30, 2021, the Company’s ground lease has a weighted-average remaining lease term of 45.3 years and a discount rate of 8.6%. As of September 30, 2021, the Company’s balance sheet includes an ROU asset and liability of $55.2 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. For the three and nine months ended September 30, 2020, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the nine months ended September 30, 2021 and 2020.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of September 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$1,187
2022	4,746
2023	4,746
2024	4,746
2025	4,746
Thereafter	202,500
Total lease payments	222,671
Less: Effects of discounting	(167,888)
Total present value of lease payments	$54,783
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2021 and December 31, 2020, entities wholly owned by AR Global owned 56,091 shares of the Company’s outstanding common stock.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.06, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.08. Following the August 2020 amendment, the quarterly thresholds of Core Earnings Per Adjusted Share increased from $0.06 and $0.08 to $0.1458 and $0.1944. The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended September 30, 2021 or September 30, 2020.
The Company paid $1.5 million in cash base asset management fees during the three months ended September 30, 2021 and 2020, and $4.5 million during the nine months ended September 30, 2021 and 2020. There were no variable management fees incurred in either of these periods.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The Company incurred approximately $0.4 million in property management fees during each of the three months ended September 30, 2021 and 2020, and $1.1 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Professional fees and other reimbursements for the three months ended September 30, 2021 and 2020 were $1.1 million and $1.0 million, respectively, and $3.4 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three and nine months ended September 30, 2021 were $0.8 million and $2.8 million, respectively, of which $31,000 and $0.4 million, respectively, related to administrative and overhead expenses and $0.8 million and $2.4 million, respectively, were for salaries, wages, and benefits.
Total reimbursement expenses for administrative and personnel services provided by and reimbursed to the Advisor during the three and nine months ended September 30, 2020 were $0.5 million and $2.5 million, respectively, of which none and $0.4 million, respectively, related to administrative and overhead expenses and $0.5 million and $2.1 million, respectively, were for salaries, wages, and benefits.
As part of this reimbursement, with respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates, the Company paid approximately $0.9 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $0.4 million and that were to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s board of directors, the $0.4 million receivable was payable to the Company over a 10-month period from January 2021 through October 2021. During the nine months ended September 30, 2021, approximately $0.4 million was received.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2021	2020	2021	2020	September 30, 2021		December 31, 2020
Ongoing fees:
Asset and property management fees to related parties	$1,862	$1,879	5,616	5,721	$74	(2)	$(28)	(3)
Professional fees and other reimbursements (1)	1,064	1,034	3,431	3,262	—	(2)	—
Professional fee credit due from the Advisor	—	(407)	—	(407)	(41)	(4)	(407)	(4)
Total related party operation fees and reimbursements	$2,926	$2,506	$9,047	$8,576	$33		$(435)
________
(1)Amounts for the three and nine months ended September 30, 2021 and 2020 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
(2)Included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet.
(3) Included in prepaid expenses and other assets on the consolidated balance sheet.
(4) Included in general and administrative expenses. The $0.4 million relates to overpayment of the 2019 Bonus Awards, of which $0.4 million was received during the nine months ended September 30, 2021.
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
September 30, 2021
(Unaudited)
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
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. Until the end of the 30 consecutive trading dates commencing on February 9, 2022 (the “Measurement Period”), which is the 180th day after August 13, 2021, which was the day all of the shares of the Company’s Class B common stock fully converted into shares of Class A common stock and began trading on the NYSE (the “Measurement Period”), the final value of the Listing Note will not be determinable. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note at issuance on the Listing Date (August 18, 2020) and at September 30, 2021 was nominal and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. The fair value of the Listing Note, if any, will be paid at the end of the Measurement Period. The Special Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
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
September 30, 2021
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
The 2020 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2020 Equity Plan at the Listing, no further awards have been or will be granted under the RSP; provided, however, any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain in effect in accordance with their terms and the terms of the RSP, until all those awards are exercised, settled, forfeited, canceled, expired or otherwise terminated. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares, the 2020 Equity Plan has been expanded to also permit awards of restricted stock units, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards. In addition, the 2020 Equity Plan eliminates the “automatic grant” provisions of the RSP that dictated the terms and amount of the annual award of restricted shares to independent directors. Grants to independent directors after the Listing are made in accordance with the Company’s new director compensation program, as described below under “—Director Compensation.” The 2020 Equity Plan has a term of 10 years, expiring August 18, 2030. The number of shares of the Company’s capital stock that may be issued or subject to awards under the 2020 Equity Plan, in the aggregate, is equal to 20.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Director Compensation
Effective on the Listing Date, the Company’s independent directors approved a change to the Company’s director compensation program. Starting with the annual award of restricted shares made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award was increased from $30,000 to $65,000. No other changes have been made to the Company’s director compensation program.
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

The following table displays restricted share award activity during the nine months ended September 30, 2021:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	5,516	$50.20
Granted	21,546	9.05
Vested	(1,884)	49.97
Fractional share redemption (1)	(6)	9.81
Unvested September 30, 2021	25,172	15.00
(1) Represents fractional shares redeemed in connection with the conversion of the second tranche of shares of Class B common stock to shares of Class A common stock that occurred on March 1, 2021.
As of September 30, 2021, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 4.0 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $29,100 and $24,383 for the three months ended September 30, 2021 and 2020, respectively, and $80,135 and $71,354 for the nine months ended September 30, 2021 and 2020, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
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
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30,

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million and $6.3 million, respectively, and during the three and nine months ended September 30, 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $1.7 million. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of September 30, 2021, the Company had $15.7 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 1.9 years.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on the Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
For the three and nine months ended September 30, 2021, the Company paid $40,000 and $120,000 of distributions related to the LTIP units.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
The award of LTIP Units under the 2020 OPP is administered by the Company’s compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elect. Promptly following the performance period, the compensation committee will determine the number of LTIP Units earned, (if any) based on a calculations prepared by an independent consultant engaged by the Committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any LTIP Units or any Class A Units into which LTIP Units may be converted in accordance with the terms of the A&R OP Agreement. Any LTIP Units that are not earned will automatically be forfeited effective as of the end of the performance period and neither the Company nor the OP will be required to pay any future consideration in respect thereof.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the nine months ended September 30, 2021 or 2020.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net loss attributable to common stockholders (in thousands)	$(11,124)	$(12,288)	$(35,711)	$(24,362)
Adjustments to net loss attributable to common stockholders	(40)	—	(120)	—
Adjusted net loss attributable to common stockholders	$(11,164)	$(12,288)	$(35,831)	$(24,362)
Weighted average shares outstanding — Basic and Diluted	13,093,486	12,772,176	12,892,382	12,757,376
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.85)	$(0.96)	$(2.78)	$(1.91)

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive. Conditionally issuable shares relating to the 2020 OPP (see Note 11 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three and nine months ended September 30, 2021 and 2020 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2021 or 2020 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at September 30, 2021 or 2020. There was also no impact from any of the Company’s other potentially dilutive securities during the three and nine months ended September 30, 2021 or 2020 due to the net losses in both periods.
The Company had the following weighted-average common share equivalents for the periods indicated, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been anti-dilutive. The amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted shares (1)	25,343	5,694	15,216	5,634
Class A Units (2)	—	6,285	7,054	2,135
Class B Units (3)	—	34,173	—	54,980
LTIP Units (4)	4,012,841	43,618	4,012,841	14,645
Total weighted-average anti-dilutive common share equivalents	4,038,184	89,770	4,035,111	77,394
__________
(1) There were 25,172 and 5,516 unvested restricted shares outstanding as of September 30, 2021 and September 30, 2020, respectively.
(2) Formerly known as OP Units. As of September 30, 2021, there were no Class A Units outstanding. As of September 30, 2020, there were 13,100 Class A Units outstanding (see Note 7 — Stockholders’ Equity for additional information).
(3) There were no Class B Units outstanding as of September 30, 2021 and September 30, 2020, (see Note 7 — Stockholders’ Equity for additional information).
(4) There were 4,012,841 LTIP Units outstanding as of September 30, 2021 and 2020, respectively (see Note 11 — Equity-Based Compensation for additional information).
Note 13 — Subsequent Events
Quarterly Dividend
On October 1, 2021, the Company declared a dividend of $0.10 per share on each share of its Class A common stock. This dividend was paid on October 15, 2021 in the aggregate amount of approximately $1.3 million.

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
Overview
We are an externally managed real estate investment trust for U.S. Federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of September 30, 2021, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
In the third quarter of 2021, we launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas, diversifying our strategy into a growing segment of the New York City real estate market.
On August 18, 2020, we listed shares of our Class A common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYC”. In anticipation of the listing, we implemented a series of corporate actions which resulted in a bifurcation of our common stock into Class A common stock and Class B common stock and in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions, which we refer to as the Reverse Stock Split. All references made to share or per share amounts as of dates prior to August 5, 2020 in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split on that date. To effect the listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 25% of our outstanding shares of common stock, on the NYSE when trading commenced. Our other class of outstanding stock is Class B common stock, which comprised approximately 75% of our outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the listing date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. Following a determination by our board of directors, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. Following a determination by our board of directors, third and final tranche of shares of Class B common stock converted into 3,176,114 shares of Class A common stock and the shares were listed on the NYSE on August 13, 2021. For additional information, see Note 7 – Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. New York City, where all of our properties are located, has been among the most affected locations in the country. Until it began its phased reopening in June 2020, New York City operated under a mandatory order under which tenants were required to cease all non-essential in-office functions. Although New York City has lifted most COVID-19 restrictions on businesses, many offices have not yet reopened. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed in person operations. In addition, as occupants continue to return to our properties, operating costs may begin to rise, including for services, labor, and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by us. We have experienced an increase in non-reimburseable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. We expect that continued vaccination efforts will result in a “return to normalcy” in the fourth quarter of 2021 and will support an increase in office usage and leasing trends by the end of 2021 and through 2022. However, there can be no assurance in this regard due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID -19 variants, which could result in restrictions being re-imposed or otherwise disrupt the reopening plans of some offices and businesses.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. During the year ended December 31, 2020, we reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis or there were early lease terminations. In the first nine months of 2021, there has been no rental income received from any of the tenants that were previously placed on a cash basis. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after declaring bankruptcy in January 2021, and an expiration without a renewal. We had previously written off any contract and straight line rent receivables net of any security deposits associated with this tenant as of December 31, 2020 as they were deemed to be uncollectible. Management has already re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. Although management is currently working on securing additional new leases, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that has caused cash trap events on four of our mortgages aggregating $214.0 million in principal amount and may cause an event of default under one of those loans, all as described further below and in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The negative impact of the pandemic on our results of operations and cash flows could continue to impact our ability to comply with covenants in our loans, and we may also experience additional covenant violations on our mortgages at other properties.
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
Our portfolio is primarily comprised of office and retail tenants with 75% and 24% of third quarter 2021 original cash rent due from office and retail tenants, respectively. We have collected 97% of third quarter 2021 original cash rent due from our office tenants, 77% of original cash rent due from our retail tenants and 92% of original cash rent due across our entire portfolio, including 95% of original cash rent due from our top ten tenants (based on annualized straight-line rent as of September 30, 2021). The original cash rent received across our entire portfolio was an improvement from the second quarter of 2021 in which we reported total portfolio original cash rent collections of 89% due for the second quarter 2021 as of July 31, 2021, which is 91% as of October 31, 2021. This improvement reflected, in part, a lower amount of original cash rent deferred or abated during the period, and was also an improvement from our original cash rent collection percentages of 87% for the first quarter of 2021, 82% for the fourth quarter of 2020 and 86% for the second and third quarter of 2020. Fourth quarter 2020 rent collections were particularly impacted by the Knotel bankruptcy and a lease amendment with one of our tenants that granted a rent credit of $0.6 million over the fourth quarter of 2020 and the first quarter of 2021 in exchange for a 24-month lease extension. We expect our cash rent collections will stay at current levels and could potentially decline until the New York City economy fully reopens and recovers sufficiently for our tenants ability to pay rent to improve, although there can be no assurance how long this will take.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 85%, 89% and 92% of original cash rent for the first, second and third quarters of 2021, respectively.
A deferral or abatement agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period or grant the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit and may also provide for payments of additional amounts to us if the tenant’s gross sales exceed a certain threshold. We completed four deferral or abatement agreements during the second quarter of 2021 that provide a rent deferral or credit for some original cash rent due with deferred rent to be paid during 2022 to 2024. We entered into one new abatement agreement in the third quarter of 2021.
During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $1.5 million or approximately 7% of original cash rent due for the year. Those deferred amounts are or were scheduled for repayment during 2020 or 2021. We entered into 12 approved abatement or deferral agreements, outside of the new and replacement leases included in the “Results of Operations” section below, that commenced during the nine months ended September 30, 2021. The total amount deferred for nine months ended September 30, 2021 under these approved agreements was $0.6 million. There were no new deferral agreements entered into in the third quarter of 2021. The total amount of abatements (i.e., rent credits) entered into during the three and nine months ended September 30, 2021 was $31,000 and $0.9 million, respectively. Under agreements entered into during 2020, the total amount of rent credits (i.e., abatements) was $0.1 million for the nine months ended September 30, 2021.
The cash rent collections for the third quarter of 2021 includes cash receipts through October 31, 2021 and therefore is inclusive of cash received in October for rent due in the third quarter of 2021. Such cash receipts are not included in cash and cash equivalents on our September 30, 2021 consolidated balance sheet.
Certain tenants that have entered into agreements with us to defer or abate rent in earlier periods have, following the expiration of those agreements, sought to enter into, and entered into, new agreements further deferring or abating rent for additional periods. There can be no assurance that these or additional tenants will not similarly seek future rent deferrals and abatements. Generally, for tenants with which we have entered into abatement and deferral agreements, we have been receiving the rent when it comes due, giving effect to the abatements and deferrals. During the nine months ended September 30, 2021, we did not collect any cash rent due from any of the tenants that were moved to a cash basis in 2020.
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

Properties
The following table presents certain information about the investment properties we owned as of September 30, 2021:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		0
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	(2)	3.1
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	(2)	16
9 Times Square	Nov. 2014	1	167,390	61.3%	(3)	7.5
123 William Street	Mar. 2015	1	542,676	90.8%	(3)	5.2
1140 Avenue of the Americas	Jun. 2016	1	242,646	84.2%		6.7
8713 Fifth Avenue	Oct. 2018	1	17,500	68.6%	(4)	2.3
196 Orchard Street	Jul. 2019	1	60,297	100.0%		13.6
		8	1,163,061	85.3%		6.8
______
(1)Calculated on a weighted-average basis as of September 30, 2021, as applicable.
(2)Approximately 22% of the rent due for the 400 E. 67th Street property was recorded on a cash basis only as of September 30, 2021. All of the rent for the 200 Riverside Boulevard property was recorded on a cash basis only as of September 30, 2021. We have not received any rent from tenants that were put on a cash basis in the fourth quarter of 2020. The leases with the original tenant in both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into license agreements with a new operator at both properties.
(3)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties. These terminations and new leasing activity in the third quarter of 2021 represented a net decline of 17.4% in the occupancy of 9 Times Square as of September 30, 2021 compared to December 31, 2020. After taking into account the former Knotel space that has been re-leased as of September 30, 2021, occupancy of 123 William Street has increased 0.5% from December 31, 2020 to September 30, 2021.
(4)Occupancy at 8713 Fifth Avenue as of September 30, 2021 decreased 31.4% compared to December 31, 2020 as a result of one lease termination. The Company expects to have the space re-leased in the fourth quarter of 2021.

Results of Operations
As of September 30, 2021 and 2020, our overall portfolio occupancy was 85.3% and 88.6%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended September 30, 2021:

	Q1 2021	Q2 2021	Q3 2021
Leasing activity:
New leases: (1)
New leases commenced	4	4	4
Total square feet leased	30,271	20,454	35,414
Annualized straight-line rent per square foot (2)	$50.16	$50.56	$55.78
Weighted-average lease term (years) (3)	2.9	6.3	7.3

Replacement leases: (4)
Replacement leases commenced	2	—	2
Square feet	23,429	—	41,702
Annualized straight-line rent per square foot (2)	$49.12	$—	$53.56
Weighted-average lease term (years) (3)	1.0	—	2.3

Terminated or expired leases: (5)
Number of leases terminated or expired	3	—	3
Square feet	78,952	—	27,030
Annualized straight-line rent per square foot (2)	$66.14	$—	$22.91

Tenant improvements on replacement leases per square foot (6)	$—	$—	$—
Leasing commissions on replacement leases per square foot (6)	$2.63	$—	$5.52
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
Comparison of Three Months Ended September 30, 2021 and 2020
As of September 30, 2021, we owned eight properties, all of which were acquired prior to January 1, 2020. Our results of operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily reflect a decrease due to changes in occupancy and changes due to certain tenants being placed on a cash basis during 2020.
Revenue from Tenants
Revenue from tenants decreased $1.1 million to $15.8 million for the three months ended September 30, 2021, from $17.0 million for the three months ended September 30, 2020. Approximately $1.0 million of the decrease is attributable to the termination of several leases including those with our former tenant, Knotel, as well the impacts of lease terminations and tenants that were placed on cash basis at the end of 2020. These decreases were partially offset by higher revenue from increased leasing activity (primarily at 123 William Street, 1140 Avenue of the Americas and 9 Times Square) during the three months ended September 30, 2021.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $1.9 million for the three months ended September 30, 2021 and 2020, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.

Property Operating Expenses
Property operating expenses decreased $0.3 million to $8.0 million for the three months ended September 30, 2021 from $8.3 million for the three months ended September 30, 2020. This is due to decreased legal fees associated with tenant lease amendment negotiations primarily during 2020 that are non-reimbursable to us, partially offset by an increase in other non-reimbursable expenses, such as real estate taxes which were the responsibility of certain tenants prior to being put on a cash basis at the end of 2020. As a result, these taxes for the cash-basis tenants have been paid by us during 2021.
Impairments of Real Estate Investments
During the three months ended September 30, 2021, we recorded impairment charges of $0.4 million related to our 421 W. 54th Street - Hit Factory property. We have been evaluating our options for this property, which includes marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of September 30, 2021. However, during the third quarter of 2021, we recorded impairment charges for this property as it was determined that the carrying value exceeded our estimate of the net sale price of the property as of September 30, 2021.
Listing Expenses
During the three months ended September 30, 2020, we incurred $1.3 million of expenses associated with the Listing. This amount includes the reclassification of $0.1 million of legal expenses which were previously classified as general and administrative expenses for the quarter ended June 30, 2021. There were no new listing expenses in the three months ended September 30, 2021.
Vesting and Conversion of Class B Units
During the three months ended September 30, 2020, we recorded a non-cash expense of $1.2 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units were fully satisfied upon completion of the Listing. On the Listing Date, 65,498 Class B Units were converted into units of limited partnership in the OP designated as “Class A Units,” which were formerly known as OP Units, of which 52,398 held by the Advisor were subsequently redeemed for an equal number of shares of Class A common stock during the third quarter of 2020 and the remaining were redeemed for an equal number of shares of Class A common stock during the second quarter of 2021. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Equity-Based Compensation
Equity-based compensation increased to $2.1 million for the three months ended September 30, 2021 from $1.7 million for the three months ended September 30, 2020. This increase is related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”), for which $2.1 million and $1.7 million of expense was recorded during the three months ended September 30, 2021 and 2020, respectively. Approximately $29,000 and $24,000 of expense was also recorded during the three months ended September 30, 2021 and 2020, respectively, for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased to $1.9 million for the three months ended September 30, 2021 from $1.2 million for three months ended September 30, 2020. The increase was primarily due to an increase of $0.3 million due to higher reimbursement expenses for administrative and personnel services provided by the Advisor. In the three months ended September 30, 2020 a reduction to general and administrative expenses of $0.4 million as a receivable from the advisor was recorded in relation to overpayment of the 2019 Bonus Awards to the Advisor for employees of the Advisor or its affiliates. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2021 were $0.8 million, of which $31,000 related to administrative and overhead expenses and $0.8 million related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits, which were reached as of September 30, 2021. Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2020 were $0.5 million, which were all related to salaries, wages, and benefits, since the annual limit on reimbursement for administrative and overhead expenses had been reached as of June 30, 2020.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Depreciation and Amortization
Depreciation and amortization expense decreased $0.8 million to $7.9 million for the three months ended September 30, 2021 from $8.6 million for the three months ended September 30, 2020, which is mainly attributable to higher write-offs of tenant improvement costs included in depreciation and amortization expense of $0.8 million associated with lease terminations recorded during the three months ended September 30, 2020, as compared to $0.3 million for the three months ended September 30, 2021. These write-offs increased depreciation and expenses during the periods. The decrease was also due to a lower depreciable asset base during the three months ended September 30, 2021 as a result of intangible write-offs in the third and fourth quarters of 2020. There have been no new acquisitions during the nine months ended September 30, 2021 that would increase the depreciable base.
Interest Expense
Interest expense was $4.8 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020. During the three months ended September 30, 2021 and 2020, our weighted-average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35% in each period. As more fully discussed in Note 2 — Summary of Significant Accounting Policies, interest expense for the three month period ended September 30, 2020, was over stated by $0.3 million due to an error which was corrected in the fourth quarter of 2020.
Other Income
Other income decreased by approximately $14,000 to $5,000 for the three months ended September 30, 2021, compared to $19,000 for the three months ended September 30, 2020.
Comparison of Nine Months Ended September 30, 2021 and 2020
As of September 30, 2021, we owned eight properties, all of which were acquired prior to January 1, 2020. Our results of operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a decrease in occupancy and changes due to certain tenants being placed on cash basis.
Revenue from Tenants
Revenue from tenants decreased $7.0 million to $46.0 million for the nine months ended September 30, 2021, from $53.0 million for the nine months ended September 30, 2020. Approximately $3.0 million of the decrease is attributable to the termination of several leases including those with our former tenant, Knotel, as well the impact of abatements (rent credits), lease terminations and tenants that were placed on cash basis at the end of 2020. These decreases were partially offset by higher revenue from increased leasing activity, primarily at 123 William Street, during the nine months ended September 30, 2021.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $5.6 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $1.6 million to $25.1 million for the nine months ended September 30, 2021 from $23.5 million for the nine months ended September 30, 2020. This is due to an increase in other non-reimbursable expenses, such as real estate taxes which were the responsibility of certain tenants prior to being put on a cash basis at the end of 2020. As a result, these taxes for the cash-basis tenants have been paid by us during 2021. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations that are non-reimbursable to us.
Impairments of Real Estate Investments
During the nine months ended September 30, 2021, we recorded impairment charges of $0.4 million related to our 421 W. 54th Street - Hit Factory property. We have been evaluating our options for this property, which includes marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of September 30, 2021. However, during the third quarter of 2021, we recorded impairment charges for this property as it was determined that the carrying value exceeded our estimate of the net selling price of the property as of September 30, 2021.
Listing Expenses
During the nine months ended September 30, 2020, we incurred $1.3 million of expenses associated with the Listing. There were no listing expenses for nine months ended September 30, 2021.
Vesting and Conversion of Class B Units

During the nine months ended September 30, 2020, we recorded a non-cash expense of $1.2 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units were fully satisfied upon completion of the Listing. On the Listing Date 65,498 Class B Units were converted into Class A Units, of which 52,398 held by the Advisor were subsequently redeemed for an equal number of shares of Class A common stock during the third quarter of 2020 and the remaining were redeemed for an equal number of shares of Class A common stock during the second quarter of 2021. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Equity-Based Compensation
Equity-based compensation increased $4.6 million to $6.4 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020. This increase is related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”), for which $6.3 million and $1.7 million of expense was recorded during the nine months ended September 30, 2021 and 2020, respectively. Approximately $80,000 and $71,000 of expense was also recorded during the three months ended September 30, 2021 and 2020, respectively, for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $0.9 million to $6.6 million for the nine months ended September 30, 2021 compared to $5.7 million for the nine months ended September 30, 2020. General and administrative expenses were materially consistent for the nine months ended September 30, 2021 and 2020, including reimbursement expenses for administrative and personnel services provided by the Advisor which were $2.8 million and $2.5 million, respectively . In the three months ended September 30, 2020 a reduction to general and administrative expenses of $0.4 million as a receivable from the advisor was recorded in relation to the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the nine months ended September 30, 2021 were $2.8 million, of which $0.4 million related to administrative and overhead expenses and $2.4 million were related to salaries, wages, and benefits. During the nine months ended September 30, 2020 total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.5 million, of which $0.4 million related to administrative and overhead expenses and $2.1 million were related to salaries, wages, and benefits.
Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the nine months ended September 30, 2021 and 2020 the annual limit on reimbursement for administrative and overhead expenses was reached but the annual limit of reimbursement for salaries, wages, and benefits was not reached. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.7 million to $23.4 million for the nine months ended September 30, 2021, compared to $24.1 million for the nine months ended September 30, 2020 primarily due a lower depreciable asset base during the three months ended September 30, 2021 as a result of intangible write-offs in the third and fourth quarters of 2020. There have been no new acquisitions as of September 30, 2021 that would increase the depreciable base. The decrease was partially offset by a deferred leasing commission write-off of $1.3 million associated with lease terminations recorded during the nine months ended September 30, 2021 and a write -off of tenant improvements of approximately $0.3 million.
Interest Expense
Interest expense decreased $0.6 million to $14.3 million for the nine months ended September 30, 2021, from $14.9 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, our weighted average outstanding debt balance was $405.0 million and had a weighted-average effective interest rate of 4.35%. The decrease was due to historical errors recorded in the first and second quarters of 2020, which were subsequently corrected in the fourth quarter of 2020. As more fully discussed in Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Quarterly Report on Form 10-Q, interest expense for the nine month period ended September 30, 2020 was overstated by $0.6 million due to an error which was corrected in the 4th quarter of 2020.

Other Income
Other income decreased by approximately $0.7 million to $44,000 for the nine months ended September 30, 2021, compared to $0.8 million for the nine months ended September 30, 2020. Approximately $0.6 million of the decrease related to the recognition of income in the nine months ended September 30, 2020 from the retention of a deposit forfeited by the buyer on the potential sale of the property commonly known as the HIT Factory under a purchase agreement which expired in April 2020.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities was $4.3 million during the nine months ended September 30, 2021 and consisted primarily of a net loss of $35.7 million, adjusted for non-cash items of $30.5 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and equity-based compensation. Net cash used in operating activities also included a decrease in prepaid expenses and other assets of $3.9 million which reflects both a reduction due to property taxes paid in 2020 that applied to first half of 2021 and an increase, or outflow, for second-half 2021 taxes that were paid in June 2021. In addition, net cash used in operating activities included a decrease related to accounts payable and accrued expenses associated with operating activities of $0.5 million, an increase in deferred revenue (prepaid rent) of $0.2 million and an increase in straight-line receivable of $2.7 million.
Net cash used in operating activities was $6.0 million during the nine months ended September 30, 2020 and consisted primarily of a net loss of $24.4 million, adjusted for noncash items of $25.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and equity-based compensation. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $4.2 million, an increase in straight-line rent receivable of $3.5 million and a decrease related to accounts payable and accrued expenses associated with operating activities of $0.5 million, which was partially offset by an increase relating to deferred revenue (prepaid rent) received of $1.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $2.0 million during the nine months ended September 30, 2021 related to the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $3.2 million during the nine months ended September 30, 2020 related to the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.1 million during the nine months ended September 30, 2021 related to net proceeds from the issuance of common stock of $5.3 million, partially offset by the payment of dividends on common stock of $3.9 million and the repurchase of common stock as part of the tender offer completed in January 2021 of $0.2 million.
Net cash used in financing activities was $0.3 million during the nine months ended September 30, 2020 related to the redemption of fractional shares of common stock and restricted shares following the Reverse Stock Split that occurred on August 5, 2020. Refer to Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Liquidity and Capital Resources
Our principal demands for cash are to fund our operating expenses (including debt service obligations), capital expenditures (including tenant improvement and leasing commission costs related to our properties), dividends to the holders of shares of our Class A common stock and, subject to capital availability, acquisitions.

As of September 30, 2021, we had cash and cash equivalents of $23.2 million as compared to $23.9 million as of June 30, 2021, $29.4 million as of March 31, 2021 and $31.0 million as of December 31, 2020. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.

Our principal sources of cash in recent periods have been the net cash, if any, provided by our property operations, cash on hand and, commencing in the second quarter of 2021, proceeds from our Common Stock ATM Program (defined below). In 2020 and 2021 to date, the net cash provided by our property operations has not alone been sufficient to fund operating expenses and other capital requirements. The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020, include dividends to our common stockholders. During the third and fourth quarters of 2020 and the first nine months of 2021, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered and may cause an event of default at the loan secured by our 9 Times Square property, as described below. Specifically for these properties, there were early lease terminations, expirations without renewal and a tenant bankruptcy for a significant tenant in the 9 Times Square property (Knotel). As a result, at these properties, which together represent 47% of the rentable square feet in our portfolio as of September 30, 2021, we will not be able to use excess cash flow from the properties to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. See “Item 1A. Risk Factors — We have been in breach of several of our mortgage loans for multiple quarters and anticipate that our ongoing breach of one of those loans, which is secured by our 9 Times Square property, may lead to an event of default under the loan in the quarter ended September 30, 2021” for more details.
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
Cash flow from operating activities in the third quarter of 2021 was negative, primarily due to rent deferrals, vacancies and the other impacts of COVID-19, and we anticipate the need to continue to fund a portion of our operating expenses and other capital requirements with cash on hand through at least the end of 2021. We do not have any significant debt principal repayments due until 2024 (except we may be required to repay a significant amount of principal if an event of default occurs under the loan secured by our 9 Times Square property, as described below), and we believe that we will have sufficient cash available to us to meet our operating cash requirements over the next year. We expect to fund our future capital needs primarily through proceeds from our Common Stock ATM Program or other future equity offerings. We may also fund our future capital needs through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future, proceeds from property dispositions (if any) and debt financings. There can be no assurance, however, that capital sufficient to meet our capital needs will be available to us on favorable terms, or at all.
See “Item 1A. Risk Factors — Our ability to fund our capital requirements, including potential payments of principal on mortgage loans, will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.”
Mortgage Loans
As of September 30, 2021, we had six mortgage loans secured by seven of our eight properties with an aggregate balance of $405.0 million. These mortgage loans require us to pay interest at a weighted-average effective interest rate of 4.35% per annum and otherwise comply with the terms of the agreements governing the loans. As described below in more detail, we have breached covenants under certain of these loan agreements which has resulted in any excess cash generated by these properties being maintained in separate, segregated accounts as additional collateral for the loans and may, in one case, require us to make a substantial principal payment that would significantly impact our capital resources. We do not have a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. See “-Acquisitions and Dispositions” section below for further detail on this property. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, we expect to be able to continue to use debt financing as a source of capital to the extent we acquire additional properties.

9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021. The principal amount of the loan was $55.0 million as of September 30, 2021. The breaches, while not events of default, have required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan.
We also believe that we have breached these covenants for the quarter ended September 30, 2021, however the formal reporting to the lender will not occur until late November 2021. If the lender then determines at that time that we have breached the covenants during the quarter ended September 30, 2021, as we anticipate the lender will determine, the quarter ended September 30, 2021 would be the fourth consecutive quarter we have been in breach. This would cause an event of default to occur if we do not “right size” the loan by either (i) repaying a significant portion of the loan or (ii) providing the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance.
We have actively engaged in discussions with the lender to seek relief in relation to the “right size” requirement in the loan and the associated default. There is no assurance that we will be able to reach a satisfactory agreement with the lender or make a significant repayment of principal (the exact amount of which cannot be estimated presently) which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact our capital resources which could have a material adverse effect on our ability to fund our operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock.
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last five quarters. The principal amount of the loan was $99.0 million as of September 30, 2021. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2021, we have $5.2 million in cash that is retained by the lender and maintained in restricted cash.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
We breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The principal amount of the loan was $50.0 million as of September 30, 2021. The two parking garage tenants at this property have not paid rent in accordance with their lease agreements for 18 months and were placed on a cash basis in the fourth quarter of 2020. Our breaches of the debt services coverage covenant are not events of default but rather require us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. The covenant may be cured after achieving two consecutive quarters when the required debt service coverage for the property is maintained. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second and third quarters of 2021. The principal amount for the loan was $10.0 million as of September 30, 2021. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. We have not yet determined whether we will do so. We also have the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us.
We entered into new leases at 123 William Street that collectively represent over 60,000 square feet during the nine months ended September 30, 2021, and we are working to find new tenants to replace the portion of the space previously leased to Knotel that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at the properties described herein on terms that allow us to cure the covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies including foreclosing at 9 Times Square.
As of September 30, 2021, we have $5.2 million of cash that is maintained in a restricted cash account as a result of covenant breaches described above, all of which relates to the loan secured by our 1140 Avenue of the Americas property. This restricted cash is not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. We were in compliance with the remaining covenants under our mortgage notes payable as of September 30, 2021.
Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). During the three months ended September 30, 2021, we sold 212,049 shares of Class A common stock through the Common Stock ATM Program for gross proceeds of $1.9 million, before commissions paid of $19,000 and issuance costs of $0.3 million. During the nine months ended September 30, 2021, we 466,651 shares of Class A common stock through the Common Stock ATM Program for gross proceeds of $5.3 million, before commissions paid of $53,000 and issuance costs of $0.8 million. The issuance costs were paid during the year ended December 31, 2020 and were re-classed to additional-paid-in capital upon the initial sales under Common Stock ATM Program in the second quarter of 2021 and upon additional sales made in the third quarter of 2021.
Repurchase Program
Our board of directors adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class A common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of September 30, 2021 no shares had been repurchased by the Company under this program. As of September 30, 2021, we also had cash and cash equivalents of approximately $23.2 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.
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
Leasing Activity/Occupancy
We had an occupancy level of 85.3% across our portfolio as of September 30, 2021, as compared to 87.0% as of December 31, 2020. The significant occupancy changes were as follows:
•Occupancy at 9 Times Square declined to 61.3% as of September 30, 2021, compared to 78.7% as of December 31, 2020. The decrease was due to the termination of our leases with Knotel, which represented over 32,000 occupied square feet at this property as of December 31, 2020, with one new lease signed during the three and nine months ended September 30, 2021.
•Occupancy at 123 William Street increased to 90.8% as of September 30, 2021, compared to 90.3% as of December 31, 2020. The increase was due to new leases signed in the first nine months of 2021, which more than offset the termination of our leases with Knotel and the expiration of another lease.
As of December 31, 2020, occupancy included the leased space occupied by one of our former tenants, Knotel (6.2%), which was a tenant at both our 9 Times Square and 123 William Street properties. In January 2021, Knotel filed for bankruptcy and all leases were terminated effective January 31, 2021. If Knotel was not included in the occupancy calculation as of December 31, 2020, occupancy across our portfolio would have been 80.8%. In addition, during the year ended December 31, 2020, we put certain tenants on a cash basis and fully reserved certain receivables and reflected this as a reduction in revenue from tenants during the period. Approximately 22% of the rent due for the 400 E. 67th Street property is recorded on a cash basis only as of September 30, 2021. All of the rent for the 200 Riverside Boulevard property is recorded on a cash basis only as of September 30, 2021. We have not received any rent from tenants that were put on a cash basis in the fourth quarter of 2020. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Also, for a discussion of overall impact on our result of operations for this and other reserves and write-offs for tenant receivables recorded in 2021 and for additional information on leasing activity during the three and nine months ended September 30, 2021, see the “Results of Operations” section.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the nine months ended September 30, 2021.
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
Capital Expenditures
For the nine months ended September 30, 2021, we funded and aggregate of $2.0 million of capital expenditures primarily related to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas. The capital expenditures for the nine months ended September 30, 2020 of $3.2 million were primarily related to improvements at 9 Times Square and 123 William Street. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2021, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be less than $3.8 million, the amount invested in 2020. We funded our capital expenditures during the three nine months ended September 30, 2021 from cash on hand consisting of proceeds from financings and expect to fund any future capital expenditures with available cash on hand. The recent economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
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
Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. Our presentation of Core FFO may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, listing related costs and expenses (including the vesting and conversion of partnership units in the OP designated as “Class B Units” and cash expenses and fees which are non-recurring in nature incurred in connection with the listing of our Class A common stock on the NYSE and related transactions), and non-cash equity-based compensation. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(11,124)	$(12,288)	$(35,711)	$(24,362)
Impairment of real estate investments	413	—	413	—
Depreciation and amortization	7,851	8,639	23,400	24,070
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(2,860)	(3,649)	(11,898)	(292)
Listing expenses	—	1,299	—	1,299
Vesting and conversion of Class B Units	—	1,153	—	1,153
Equity-based compensation	2,121	1,711	6,356	1,758
Core FFO (deficit) attributable to common stockholders	$(739)	$514	$(5,542)	$3,918

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
We use Cash NOI internally as a performance measure and believe Cash NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe Cash NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe Cash NOI is useful to investors as performance measures because, when compared across periods, Cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, rent collection rates, operating costs and acquisition activity on an unlevered basis. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Cash NOI presented by us may not be comparable to Cash NOI reported by other REITs that define Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, Cash NOI is not an alternative to, and should be examined in conjunction with net income (loss) as presented in our consolidated financial statements.
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss (in accordance with GAAP)	$(11,124)	$(12,288)	$(35,711)	$(24,362)
Other income	(5)	(19)	(44)	(779)
General and administrative	1,884	1,234	6,600	5,727
Asset and property management fees to related parties	1,862	1,879	5,616	5,721
Impairment of real estate investments	413	—	413	—
Acquisition and transaction related	—	—	—	—
Listing expenses	—	1,299	—	1,299
Vesting and conversion of Class B Units	—	1,153	—	1,153
Equity-based compensation	2,121	1,711	6,356	1,758
Depreciation and amortization	7,851	8,639	23,400	24,070
Income tax provision	14	—	14	—
Interest expense	4,803	5,089	14,279	14,915
Accretion of below- and amortization of above-market lease liabilities and assets, net	(367)	(555)	(807)	(2,807)
Straight-line rent (revenue as a lessor)	(1,738)	(2,107)	(2,816)	(3,582)
Straight-line ground rent (expense as lessee)	28	28	82	82
Cash NOI	$5,742	$6,063	$17,382	$23,195
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
On October 1, 2020, we declared a dividend equal to $0.04889 per share on each share of common stock, which was paid on October 15, 2020. The dividend covered the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year. In January, April, July and October of 2021 we also declared and paid a dividend equal to $0.10 per share on each share of common stock.

Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our board of directors previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Our net cash used in operating activities was approximately $4.3 million for the nine months ended September 30, 2021. During this period, we paid dividends of $3.9 million. These dividend payments were funded from cash on hand.
The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2021		June 30, 2021		September 30, 2021		September 30, 2021
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,280		$1,282		$1,309		$3,871
Distributions to holders of LTIP Units	40		40		40		120
Total dividends and distributions	$1,320		$1,322		$1,349		$3,991

Source of dividend coverage:
Cash flows provided by operations	$1,320	100%	$—	—%	$1,086	$—	$—	(1)	—%
Available cash on hand	—	—%	1,322	100%	263	100%	3,991	(1)	100%
Total sources of dividend and distribution coverage	$1,320	100%	$1,322	100%	$1,349	100%	$3,991		100%

Cash flows provided by (used in) operations (GAAP basis)	$2,145		$(7,542)		$1,086		$(4,311)

Net loss attributable to common stockholders (in accordance with GAAP)	$(13,535)		$(11,052)		$(11,124)		$(35,711)
(1) Year-to-date totals do not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Contractual Obligations
There were no material changes in our contractual obligations as of September 30, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been in breach of several of our mortgage loans for multiple quarters and anticipate that our ongoing breach of one of those loans, which is secured by our 9 Times Square property, may lead to an event of default under the loan in the quarter ended September 30, 2021.
As of September 30, 2021, we were in breach of covenants under four separate mortgage loans aggregating $214.0 million in principal amount, which are secured by four of our properties - 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage and by 8713 Fifth Avenue. These properties represent, in the aggregate, 47% of the total rentable square feet in our portfolio. These breaches, which have been ongoing at certain of these properties for several quarters are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Mortgage Loans” are not events of default, but rather require us to hold any excess cash generated by the properties, if any, in a segregated account as additional collateral under the loans. As of September 30, 2021, an aggregate of $5.2 million in cash is held in these accounts and not otherwise available to us.
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021. During the quarter ended September 30, 2021, we also believe we breached these covenants and expect to deliver our formal reporting to the lender in late November 2021. We anticipate the lender will determine that we have breached the covenants for the quarter ended September 30, 2021 and an event of default would occur if we do not “right size” the loan by either (i) repaying a significant portion of the loan or (ii) providing the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance.
We have actively engaged in discussions with the lender to seek relief in relation to the “right size” requirement in the loan and the associated default. There is no assurance that we will be able to reach a satisfactory agreement with the lender or make a significant repayment of principal (the exact amount of which cannot be estimated presently) which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact our capital resources which could have a material adverse effect on our ability to fund our operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock.
Our ability to fund our capital requirements, including potential payments of principal on mortgage loans, will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.
As of September 30, 2021, we had cash and cash equivalents of $23.2 million as compared to $23.9 million as of June 30, 2021, $29.4 million as of March 31, 2021 and $31.0 million as of December 31, 2020. Under the guarantee of certain recourse liabilities under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million. This minimum net worth and cash requirement may impact our ability to fund our other cash needs including potentially the payment obligations under the loans secured by our 9 Times Square property discussed above. In 2020 and 2021 to date, the net cash provided by our property operations has not alone been sufficient to fund operating expenses and other capital requirements. We anticipate the need to continue funding a portion of our operating expenses and other capital requirements with cash on hand through at least the end of 2021. Our principal sources of cash in recent periods have been the net cash, if any, provided by our property operations, cash on hand and, commencing in the second quarter of 2021, proceeds from our Common Stock ATM Program. The negative impacts of the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, including dividends to holders of our Class A common stock. Funding our cash needs from cash on hand or the other sources mentioned above reduces the amount of capital available for other uses, including acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock, which limits our financial and operational flexibility and could adversely affect our business.

Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and our business. Since the COVID-19 pandemic commenced, we have not collected all of the rent due to us from our tenants. In 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Update on the Impacts of the COVID-19 Pandemic” for further information on our rent collections and the impact of these rent deferrals and abatements. We have also experienced lease terminations, including the terminations due to the January 2021 bankruptcy of Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020 and occupied several floors at both our 9 Times Square and 123 William Street properties. During the year ended December 31, 2020, we reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants (including Knotel) have been put on a cash basis or there were early lease terminations. In the first nine months of 2021, there has been no rental income received from any of the tenants that were previously placed on a cash basis.
As of September 30, 2021, we have $5.2 million cash maintained in segregated and restricted cash accounts resulting from the breaches described above, all of which is cash from our 1140 Avenue of the Americas property. In addition, due to the covenant breaches resulting in cash traps, all cash generated from our Laurel/Riverside and 8713 Fifth Avenue properties is required to be held in a segregated account and we will not have access to any excess cash flows, if any, generated from these properties. As of period ended September 30, 2021 we did not have any excess cash trapped for these properties and we are not funding any shortfalls. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Breaches of loan covenants has reduced the cash available to us and further breaches will limit our ability to access cash generated by these properties. As noted above, we may be required make a substantial repayment of principal (the exact amount of which cannot be estimated presently) under the mortgage loan secured by our 9 Times Square property due to covenant breaches under that loan, which would significantly impact our capital resources. See “—We have been in breach of several of our mortgage loans for multiple quarters and anticipate that our ongoing breach of one of those loans, which is secured by our 9 Times Square property, may lead to an event of default under the loan in the quarter ended September 30, 2021.”
There is no assurance we will be able to cure the breaches of any of our mortgage loans on favorable terms or at all and access the excess cash generated by these properties, if any. Our ability to increase the cash flow from our properties in amounts necessary to cure the covenant breaches described above and otherwise generate excess cash from our properties that may be used to satisfy our capital needs will depend on the success of our leasing initiatives, which is not assured. We may not be able to lease all or any portion of our currently vacant space, and we may experience additional terminations or renewals or new leases may be at lower rental rates. For example, the annualized straight-line rent per square foot for the leases we have entered into to replace a portion of the space that was vacated by Knotel in the first nine months of 2021 is lower than the annualized straight-line rent per square foot under Knotel’s leases.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
3.8 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
4.1 (6)	Amendment, dated as of August 12, 2021, to the Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(6) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021.

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

Dated: November 12, 2021