Form 10-K
period 2021-12-31
New York City REIT, Inc.
filed 2022-03-18
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $127.2 million based on the closing sales price on the New York Stock Exchange as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 11, 2022, the registrant had 13,371,811 shares of Class A common stock outstanding.

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2021

i

NEW YORK CITY REIT, INC.

FORM 10-K
Year Ended December 31, 2021

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

ii

PART I
Item 1. Business
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of December 31, 2021, we owned eight properties consisting of 1.2 million rentable square feet acquired for an aggregate purchase price of $790.7 million.
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
Tenants and Leasing
Our portfolio features a diverse tenant mix across eight mixed-use office and retail condominium buildings primarily located in Manhattan. As of December 31, 2021, on a weighted-average basis based on annualized straight-line rent, 29% of our tenants were in the financial services sector, 13% of our tenants were in the government/public administration sector, 12% of our tenants were in the retail sector, 12% of our tenants were in the non-profit sector, and no other sector accounted for more than 10%. As of December 31, 2021 and 2020 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. In addition, our top 10 tenants (measured based on rental income on a straight-line basis for the year ended December 31, 2021) are 52% actual investment grade rated and 20% implied investment grade rated. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. The term “parent" for these purposes includes any entity, including any governmental entity, owning more than 50% of the voting stock in a tenant.
We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2021, our portfolio was 83% occupied with a weighted average remaining lease term of 6.9 years. See “Leasing/Occupancy” section in Item 7A.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Our business is generally not seasonal.
Financing Strategies and Policies
In 2021 and other recent years, our primary source of capital has been cash on hand, representing excess proceeds from property-level financing secured by then unencumbered underlying property or properties, and beginning in 2021, proceeds received from our Common Stock ATM Program (as defined below). In some recent periods, including the third and fourth quarter of 2020 and year ended December 31, 2021, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital requirements. Subject to availability, we may also seek to generate capital from: (1) equity offerings of common and preferred stock; and (2) borrowings under a corporate-level credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 1A. Risk Factors. Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all” herein for a discussion of how we have funded our capital requirements and some related risks. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. We may reevaluate and change our investing or financing policies in our board’s sole discretion.
COVID-19 Update
New York City, where all of our properties are located, has been among the hardest hit locations in the country and has recently fully reopened on March 7, 2022. Our properties remain accessible to all tenants, although, even as the operating restriction have now expired, not all tenants have fully resumed operations.
Our portfolio is primarily comprised of office and retail tenants. We have collected 97% of fourth quarter cash rent due from our office tenants, 94% of cash rent due from our retail tenants and 96% of cash rent due across our entire portfolio, including 98% of cash rent due from our top ten tenants (based on annualized straight-line rent as of December 31, 2021). We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future. For additional information on the impacts of COVID-19 on our business as well as managements actions, see “Management Update on the Impacts of the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
 Regulations - General
 Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments. These regulations have not and are not expected to have a material impact on our capital expenditures, competitive position, and financial condition or results of operations during the next 12 months.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2021 and do not expect that we will be required to make any such material capital expenditures during 2022.
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
•If we are not able to generate sufficient cash flows from operations, we may continue to fund dividends from sources other than cash flow from operations and may have to reduce the amount of dividends we pay or identify other financing sources.
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
•Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
•Increases in interest rates could increase the amount of our debt payments.
•Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants. Lease terminations, tenant default and bankruptcy have adversely affected and could in the future adversely affect the income and cash flow produced by our properties.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
•We depend on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor and our Property Manager.
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
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. We may incur additional indebtedness in the future.
•We have been in breach of several of our mortgage loans during 2021 encumbering certain of our properties for multiple quarters and have been or will be unable to use excess cash flow, if any, from those properties until the breaches are cured. If we experience additional lease terminations, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties.

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
As of December 31, 2021, we had cash and cash equivalents of $11.7 million as compared to $31.0 million as of December 31, 2020. Under the guarantee of certain recourse liabilities under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million. This minimum net worth and cash requirement impacts our ability to fund our other cash needs. In 2021, the net cash provided by our property operations was not alone sufficient to fund operating expenses and other capital requirements. Our principal sources of cash in recent periods has been cash on hand from prior financings and, commencing in the second quarter of 2021, proceeds from our Common Stock ATM Program (as defined below). We anticipate the need to continue to fund a portion of our operating expenses and capital requirements over the next 12 months with cash on hand, proceeds from our Common Stock ATM program (as defined below), potential dispositions and cash received from immediate reinvestment of up to $3.0 million of advisory fees paid to our Advisor in shares of our Class A Common Stock (see Note 13 — Subsequent Events to our consolidated financial statements included in the Annual Report on From 10-K for additional information).
The negative impacts of the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, adverse effect on the amount of cash receive from our operations and therefore our ability to fund operating expenses and other capital requirements, including dividends to holders of our Class A common stock. Funding our cash needs from cash on hand or the other sources mentioned above reduces the amount of capital available for other uses, including acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock, which limits our financial and operating flexibility and could adversely affect our business.
Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and our business. Since the COVID-19 pandemic commenced, we have not collected all of the rent due to us from our tenants. In 2020 and 2021 we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. We have also experienced lease terminations, including the terminations in January 2021 due to the bankruptcy of Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020 and occupied several floors at both our 9 Times Square and 123 William Street properties. There can be no assurance we will be able to recover on any of the claims we have against Knotel.
As of December 31, 2021, we had $4.3 million, $4.5 million and $1.4 million of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2021, from the breach of covenants under loan agreements secured by our 9 Times Square, 1140 Avenue of the Americas and Laurel/Riverside properties, respectively. Due to the covenant breaches resulting in cash traps, all cash generated, if any, at our 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue, properties is or was required to be held in a segregated account unavailable to us until the covenant breaches are or were cured. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Breaches of loan covenants has reduced the cash available to us and further breaches will limit our ability to access cash generated by these properties. The breach of the loan secured by 9 Times Square was cured in early March (see “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information), but there is no assurance we will be able to cure the other breaches of any of our mortgage loans on favorable terms or at all and access the excess cash generated by these properties, if any. Our ability to increase the cash flow from our properties in amounts necessary to cure the covenant breaches and otherwise generate excess cash from our properties that may be used to satisfy our capital needs will depend on the success of our leasing initiatives, which is not assured. We may not be able to lease all or any portion of our currently vacant space, and we may experience additional terminations or renewals or new leases may be at lower rental rates.
If we are not able to generate sufficient cash from our property operations for the reasons discussed above, we will need to generate funds from outside sources to meet our capital requirements. However, there can be no assurance we will be able to do so. Equity or debt capital may not be available to us on favorable terms, or at all. We do not have a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. Any future indebtedness we may incur may impose restrictions on us that affect our ability to pay dividends and other distributions as well as other restrictions, including financial covenants, which would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
The issuance of additional shares of our Class A common stock, including pursuant to our Common Stock ATM Program (as defined below), could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our Class A common stock with respect to dividends, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Class A common stock. The issuance of shares of preferred stock, including preferred stock convertible into shares of our Class A common stock, could dilute the interests of the holders of our Class A common stock.
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
•we may acquire properties that are not accretive and may not successfully integrate, manage and lease the properties we acquire to meet our expectations;
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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. To the extent that our Advisor and the real estate professionals employed by affiliates of our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition of income-producing assets would likely lower returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could negatively impact our cash flow from operations.
Moreover, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable to meet our investment objectives.
We may not able to increase the amount of cash we have available to pay dividends.
Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock or any other class or series of stock we may issue in the future. Our board previously suspended dividends in March 2018 and then reinstituted dividends in October 2020. There is no assurance we will continue to pay dividends. During the year ended December 31, 2021, we paid our common stockholders dividends in the amount equal to $0.40 per share per year, or $0.10 per share per quarter. These dividends were not funded with cash flow generated by operations but rather from available cash on hand consisting of proceeds from prior period financings and proceeds from our Common Stock ATM program. Funding dividends from these sources reduces the capital available for other requirements, such as capital expenditures at our existing properties, investing in new properties and paying operating expenses. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in any agreement we are party to that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. In addition, although our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period actual repurchases must be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Provisions contained in our loan agreements may also impact our ability to pay dividends.
We may be unable to secure funds for future tenant improvements or capital needs.
We are generally responsible for funding any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. If we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy generally, New York City particularly as well as financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The impact of the COVID-19 pandemic has evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area. Measures such as “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities for much of 2020 and early part of 2021 and required social distancing measures had resulted in closure and limitations on the operations of many businesses. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted along with other steps such as mandatory vaccination as rates of infection increase, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the SARS-CoV-2 virus. On March 7, 2022, New York City lifted its indoor mask and vaccine mandates, however there is no assurance that these mandates will not be reinstated in the future. Some of our tenants operate businesses that require in-person interactions, such as retail stores, gyms, fitness studios and parking garages. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants. All of these factors have impacted and could further impact the ability of our tenants to pay their rent when due. For our office tenants, limits on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio if a significant number of businesses determine to continue to utilize large scale work-from-home policies as the COVID-19 pandemic continues and thereafter. These factors have resulted in us renewing or re-leasing certain of our properties at rental rates below historical rates and this could continue in the future. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession particularly in the New York City area. Supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb flow of COVID-19, including in specific geographies, are currently impacting the pace of recovery and outlook in New York City. Moreover, a significant downturn resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
Our tenants or our Advisor may also be negatively impacted if the outbreak of COVID-19 impacts their workforce or otherwise disrupts their management, including as a result of an overall labor shortage, lack of skilled labor, increased turnover, labor inflation or vaccine mandates. Further, certain of our tenants may not have been eligible for, or may not have been successful in securing, stimulus funds under government stimulus programs in the past and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, or funding, operational failures, or for other reasons. The amount of cash rent that we collect going forward cannot be determined at present and the amount of cash rent collected in prior periods may not be indicative of what we collect in any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including rent that was previously deferred in earlier periods. We may have to address future defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover amounts owed to us and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums that have been or may be imposed limiting landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. For example, as previously disclosed, Knotel (a tenant in both our 123 William Street and 9 Times Square properties), a co-working company that was previously our second largest tenant at the time based on annualized straight-line rent as of September 30, 2020, filed for bankruptcy in January 2021 due to the adverse impacts of COVID-19 and terminated its leases with us. in 2020, we reserved all receivables relating to Knotel and have not collected, and do not expect to collect, any of these amounts. Also, the leases with the original tenant in both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into license agreements with a new operator at both properties.
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
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic enhanced certain risks that could have a significant adverse effect including:
•difficulty accessing debt and equity capital on favorable terms, or at all, if financial markets are disrupted, unstable or credit conditions deteriorate;
•disruption and instability in the financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;
•the volatility in the global stock markets caused by, among other things, the COVID-19 pandemic and the ongoing war in Ukraine could negatively impact the trading price of our Class A common stock and dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;

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
We have invested and intend to invest in a portfolio of primarily office properties and other property types, such as retail, located in the five boroughs of New York City, specifically Manhattan. However, our board of directors may change our investment policies in its sole discretion. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by, among other things, increasing our exposure to interest rate risk, default risk and real estate market fluctuations.
We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of the advisory agreement with the Advisor (as amended from time to time, the “Advisory Agreement”) expires on July 1, 2030, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 180 days in advance of the expiration of the term. If we terminate the agreement in connection with a change in control, we would be required to pay a termination fee that could be up to $15.0 million plus four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights contained in the Advisory Agreement will make it difficult for us to renegotiate the terms of the Advisory Agreement or replace our Advisor even if the terms of the Advisory Agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
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
As of December 31, 2021, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 68% of the total rentable square footage in our portfolio and 66% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our Class A common stock.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2021, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	7.5%
Planned Parenthood	5.7%
Equinox	5.0%
The failure of any of these tenants to pay rent could have a material adverse effect on our cash flow and the value of the applicable property and our results of operations. In addition, the individual value of our properties may be impacted in part by the credit quality of the underlying tenants, and an adverse change in the financial condition or a decline in the credit rating of any of these material tenants may result in a decline in the value of the specific properties and our results of operations.
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
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our executive chairman, chief executive officer, president and secretary, and Christopher J. Masterson, our chief financial officer and treasurer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor or its affiliates, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of skilled personnel due to an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of other general macroeconomic factors, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, or its affiliates including any change resulting from an adverse outcome in any litigation, could hinder their ability to successfully manage our operations and our investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

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
•use of leverage may create a mismatch with the duration and interest rate of the investments that we finance;
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
•changes in supply of or demand for similar or competing properties in our market area;
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
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered into may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
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
Approximately 11% of our leases (based on annualized straight-line rent) expire in 2022. We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. While we are working to identify and enter into leases with additional new tenants to replace Knotel, which filed for bankruptcy and terminated its leases with us in January 2021, and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. For example, annualized straight-line rent per square foot for certain leases, including the leases we have entered into to replace Knotel, are lower than the annualized straight-line rent per square foot under the previous leases. In addition, additional vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent.
We depend on tenants for our revenue, and accordingly lease terminations, tenant default and bankruptcy have adversely affected and could in the future adversely affect the income produced by our properties.
In addition to the bankruptcy of Knotel, or any guarantor of a tenant’s lease obligations, could also become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. If we do so, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
Our general liability, property and umbrella liability insurance coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.

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
Actual or threatened terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
We own properties in the New York City area which has experienced, and remains susceptible to, terrorist attacks. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent. Any actual or threatened act of terror, mass shooting or other acts of violence, civilian unrest or war, could have a negative effect on our business, including us losing our tenants or being forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
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
Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Actual increases or the perception of increases in inflation could also increase the amount we reimburse our Advisor for our general and administrative expenses and our mortgage interest costs. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the Advisory Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Most of our leases for properties contain fixed rental rate with annual escalation based upon fixed percentage increases while some are based on other measures. Approximately 87% of our leases with our tenants contain rent escalation provisions which average 1.84% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 78% are fixed-rate, 9% are based on other measures and 13% do not contain any escalation provisions. Inflation as measured by the consumer price index for all items for the year ended December 31, 2021 as published by the Bureau of Labor Statistics, was 7.0%, however. If the increases continue to lag behind inflation, our profitability would be negatively impacted. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on them if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.
Conversely, unusually low inflation can cause deflation, or an outright decline in prices. Deflation can lead to a negative cycle where consumers delay purchases in anticipation of lower prices, causing businesses to stop hiring and postpone investments as sales weaken. Deflation would have a serious impact on economic growth and may adversely affect the financial condition of our tenants and the rental rates at which we renew or enter into leases.
In addition to base rent, some of our leases require our tenants to (i) pay their allocable share of increases in operating expenses, over the base year in the lease or (ii) their allocable share of operating expense. Operating expenses common area maintenance costs, real estate taxes and insurance. Increased operating costs reimbursed to us or paid directly by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
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
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent.
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
Certain of our properties located in New York City are leased to retail tenants which generated 24% of the annualized straight-line rental income as of December 31, 2021. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, store closures and changing consumer preferences as a result of the COVID-19 pandemic, change in relative strengths of world currencies, the threat of terrorism, increasing competition from retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.
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
As of December 31, 2021, we had total outstanding indebtedness of approximately $398.1 million. In addition, we may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
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
•requiring us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay indebtedness at maturity; and
•resulting in an event of default if we fail to pay our debt obligations when due or fail to comply with the financial and other restrictive covenants contained in our loan agreements which event of default could rise to the lender’s right to accelerate the amount due under the applicable loan and could permit certain of our lenders to foreclose on our assets securing the debt.
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

We have been in breach of several of our mortgage loans for multiple quarters.
As of December 31, 2021, we were in breach of covenants under four separate mortgage loans aggregating $214 million in principal amount, which are secured by four of our properties - 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage and by 8713 Fifth Avenue. These properties represented, in the aggregate, 47% of the total rentable square feet in our portfolio as of December 31, 2021. These breaches, which have been ongoing at certain of these properties for several quarters are described in more detail elsewhere in this Annual Report on Form 10-K require us to hold any excess cash generated by the properties, if any, in a segregated account as additional collateral under the loans. As of December 31, 2021, we had $4.3 million, $4.5 million and $1.4 million of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2021, resulting from breaches under the mortgage loans secured by our 9 Times Square, 1140 Avenue of the Americas and Laurel/Riverside properties, respectively. Cash held in these accounts is or was not otherwise available to us to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. On March 2, 2022 we entered into a waiver and amendment to this mortgage loan for our 9 Times Square property, under which the lender agreed to waive any potential existing default that may have existed under the loan, subject to us paying $5.5 million of the principal amount under the loan. This amount was paid on March 3, 2022 using the cash held in the segregated account as of that date, $4.3 million of which was part of our restricted cash balance on our consolidated balance sheet as of December 31, 2021. This cash trap is still in place.
Unless we are able to enter into a sufficient number of new leases on terms that allow us to cure the applicable breaches, we do not anticipate we will be able to access excess cash flow from the remaining properties. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties.
During the year ended December 31, 2021, the net cash provided by our property operations has not been sufficient to fund operating expenses and other cash requirements. In the event of a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt on our properties, we must identify other sources to fund the interest payments or risk defaulting on the indebtedness. There can be no assurance that these sources will be available in the future.
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
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. We may also face a heightened level of interest rate risk as the U.S. Federal Reserve Board has begun tapering its quantitative easing program and announced its intention to begin increasing interest rates. All of these actions will likely lead to increases in our borrowing costs. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital requirements more challenging or expensive. Increases in the overall cost of borrowings, either due to increases in the index rates or due to increases in lender spreads, may negatively impact our ability to refinance existing indebtedness at maturity and we will need to factor increases into pricing and projected returns for any future acquisitions. This may result in lower net income from existing properties and require us to pledge additional collateral for any new or refinanced indebtedness as well as acquisitions generating lower overall economic returns.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties, finance or refinance existing indebtedness and meet other capital requirements may be limited, and the return on our assets including new acquisitions may be negatively impacted. Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets which could negatively impact the value of our assets.
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding changes in LIBOR.
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate that is not otherwise fixed by swap, to the extent that we incur variable rate debt not fixed by swap in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. In addition, increases in interest rates could make it more difficult for us to refinance our existing debt or require us to sell properties. Increases in interest rates will also impact new or refinanced fixed rate debt.
We may incur additional variable-rate indebtedness in the future that may use the London Inter-Bank Offered Rate (“LIBOR”), or similar rates as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority ceased publishing the one-week and two month USD LIBOR settings after December 1, 2021 and has announced its intention to cease publishing the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York has organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of such indebtedness.
While we expect LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding changes in LIBOR, could adversely affect us.
Our loan agreements contain restrictive covenants that limit operating and financial flexibility.
Our mortgage loans generally contain covenants that limit the ability of the subsidiaries, holding title to the properties to incur additional indebtedness secured by the properties as well as to incur additional debt, engage in property transfers, make distributions to the OP, and discontinue insurance coverage. One of our loans secured by our 9 Times Square property requires us to maintain a minimum net worth and a minimum level of liquid assets. In addition, loan documents may limit our ability to replace property managers or terminate certain leases. Future indebtedness we may incur may also impose restrictions on us that require us to comply with financial covenants, affect our distribution and operating policies or limit our ability to incur additional debt, further mortgage a property, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations decrease our operating and financial flexibility and our ability to achieve our operating objectives.
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
As of December 31, 2021, all of our outstanding mortgage indebtedness was interest-only. We may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments or payments made due to covenant waivers or other amendments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect, among other things, the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash for other purposes.

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
Under the Advisory Agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are satisfied. The variable portion of the base management fee payable to the Advisor under the Advisory Agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. In addition, may earn LTIP Units if certain performance conditions are satisfied over a three-year performance period under our multi-year outperformance award agreement with the Advisor. The performance period started in August 2020. Furthermore, our OP is a party to a listing note agreement with an affiliate of our Advisor pursuant to which this affiliate is entitled to receive an amount based on the market price of Class A common stock during a 30-day trading period, which commenced on February 9, 2022. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than absent these compensation arrangements. In addition, these fees and other compensation payable to the Advisor reduce the cash available for investment or other corporate purposes.

Risks Related to Our Corporate Structure

The trading price of our Class A common stock may fluctuate significantly.
The trading price of our Class A common stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, many of which are out of our control. Among the factors that could affect trading price are:
•our financial condition, including the level of our indebtedness, and performance;
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
•Increases in interest rates;
•Inflation and continuing increases, or the perception of increases, in the rate of inflation;
•changes in revenue, earnings or estimates, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analyst revenue or earnings estimates or projections made by our Advisor;
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
An increase in interest rates could also make an investment in our Class A common stock less attractive if we are not able to increase our dividend rate, which could reduce the trading price of our Class A common stock.
The limit on the number of shares a person may own may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 7.0% in value of the aggregate of the outstanding shares of our stock or more than 7.0% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Class A common stock.
We may issue additional equity securities in the future.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of Class A common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2021 we had 13.3 million shares of Class A common stock issued and outstanding and had not issued any shares of preferred stock. Our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
Existing stockholders do not have preemptive rights to purchase any shares of Class A common stock we may issue. We may issue shares of our Class A common stock pursuant to our existing at-the-market programs or any similar future program for existing or new securities such as preferred stock as well as in other public or private offerings, including shelf offerings, and shares of our Class A common stock issued as awards to our officers, directors and other eligible persons, pursuant to the Advisory Agreement in payment of fees thereunder, or in connection with the Advisor earning LTIP Units pursuant our outperformance plan. LTIP Units are convertible into units of limited partnership in the OP designated as “Class A Units” (“Class A Units”) and then potentially Class A common stock after they have been earned and subject to several other conditions. Class A Units may be redeemed on a one-for-one basis for, at our election, shares of Class A common stock or the cash equivalent thereof. We may also issue Class A Units to sellers of properties we acquire. In addition to increasing the outstanding shares and diluting the voting power of existing holders, all of these issuances may be at prices below the price(s) paid by stockholders which would result in dilution.
We are subject to risks associated with proxy contests and other actions of activist stockholders.
On November 30, 2021, Comrit Investments 1, LP (together with its affiliates, “Comrit”) notified us that it intends to nominate one director for election at our 2022 annual meeting of stockholders (the “2022 Annual Meeting”). Comrit recently filed a preliminary proxy statement to be used to solicit votes for the election of its nominee at the 2022 Annual Meeting with the Securities and Exchange Commission (the “SEC”). We expect to also file a preliminary proxy statement with the SEC for the 2022 Annual Meeting.
A proxy contest, unsolicited takeover or other form of stockholder activism or related activities on the part of Comrit or another stockholder could adversely affect our business for a number of reasons, including, without limitation, the following:

•responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our Advisor;
•perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, clients and financing sources. If potential or existing sellers of properties, clients or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected;
•we may suffer damage to our reputation (for example, regarding our corporate governance or stockholder relations) or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the trading price of our Class A common stock; and
•if the nominee advanced by an activist stockholder were to be elected to our board of directors with a specific agenda, it could adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.
Proxy contests may cause our stock price to experience periods of volatility.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations, but are not limited to, include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
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
Our board of directors has adopted a stockholder rights plan that will expire in August 2022 unless further extended by our board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions (including our board’s right to grant waivers), each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of Series A Preferred Stock. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Class A common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders. These rights may not be exercised if, in the judgment of our board of directors based on the advice of counsel, the exercise could result in us failing to qualify as a REIT.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws; (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employee to us or to our stockholders or (ii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws; or (c) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Our bylaws also provide that unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933 (the “Securities Act”). These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
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
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a re-characterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in shares of our common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, for distributions declared on or before June 30, 2022 with respect to our common stock, as much as 90% of the distribution may be in shares of our Common Stock, and 80% thereafter. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
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
The share ownership restrictions for REITs and the 7.0% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 7.0% in value of the aggregate outstanding shares of stock and more than 7.0% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 7.0% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2021:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	(2)	2.5
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	(2)	0.3
9 Times Square	Nov. 2014	1	167,390	59.3%	(3)	7.3
123 William Street	Mar. 2015	1	542,676	90.8%	(3)	6.3
1140 Avenue of the Americas	Jun. 2016	1	242,646	74.1%	(4)	6.6
8713 Fifth Avenue	Oct. 2018	1	17,500	68.6%	(5)	2.0
196 Orchard Street	Jul. 2019	1	60,297	100.0%		13.1
		8	1,163,061	82.9%		6.9
_____
(1)Calculated on a weighted-average basis as of December 31, 2021, as applicable.
(2)The leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into six-month license agreements with a new operator at the garages at both properties. In October 2021, we signed a termination agreement with the original tenants, which required the tenants to pay an aggregate of $1.4 million in termination fees to us, which was all received during the fourth quarter of 2021.
(3)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties. These terminations and new leasing activity in the third and fourth quarters of 2021 represented a net decline of 19.4% in the occupancy of 9 Times Square as of December 31, 2021 compared to December 31, 2020. After taking into account the former Knotel space that has been re-leased as of December 31, 2021, occupancy of 123 William Street has increased 0.5% from December 31, 2020 to December 31, 2021.
(4) In the third quarter of 2021, we launched Innovate NYC at 1140 Avenue of Americas, which is a co-working company that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients, available only at the 1140 Avenue of Americas property.
(5) Occupancy at 8713 Fifth Avenue as of December 31, 2021 decreased 31.4% compared to December 31, 2020 as a result of one lease termination. We signed a new lease in November 2021 and expect the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2021. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2022	$54,196
2023	50,134
2024	48,268
2025	40,934
2026	35,683
2027	32,882
2028	29,708
2029	26,260
2030	23,945
2031	20,452
Thereafter	66,345
Total	$428,807
________________
(1)For a discussion of the significant changes in occupancy during 2021, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Straight-Line Rent (1)	Expiring Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2022	14	$6,354	10.9%	182	18.9%
2023	11	4,379	7.5%	64	6.6%
2024	9	6,110	10.4%	97	10.1%
2025	11	6,510	11.1%	113	11.7%
2026	7	3,265	5.6%	59	6.1%
2027	7	3,296	5.6%	70	7.3%
2028	8	3,407	5.8%	56	5.8%
2029	5	2,546	4.4%	43	4.5%
2030	3	1,810	3.1%	34	3.5%
2031	8	5,555	9.5%	95	9.9%
Total	83	$43,232	73.9%	813	84.3%
_________
(1)Includes tenant concessions, such as free rent, as applicable. For a discussion of the significant changes in occupancy during 2021, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.

Tenant Concentration
As of December 31, 2021 and 2020, there were no tenants whose rented square feet exceeded 10% of the total rentable square feet of our portfolio.
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
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2021:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	13.3%	Jul. 2031	9.6	1 - 5 year option	$3,337	14.82%
_______
(1)Remaining lease term in years as of December 31, 2021.
(2)Annualized rental income on a straight-line basis as of December 31, 2021, which includes tenant concessions such as free rent, as applicable.

9 Times Square
The following table lists the tenant at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2021:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 9 Times Square
						(In thousands)
ILNY/9TS Gifts LLC	7,479	7.5%	May 2036	14.4	None	$1,956	25.14%
_______
(1)Remaining lease term in years as of December 31, 2021.
(2)Annualized rental income on a straight-line basis as of December 31, 2021, which includes tenant concessions such as free rent, as applicable.

1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2021:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 1140 Avenue of the Americas
						(In thousands)
City National Bank	35,643	19.8%	Jun. 2033	11.5	None	$4,356	27.18%
Waterfall Asset Management LLC	25,500	14.2%	Aug. 2022	0.7	1 - 5 year option	$2,019	12.59%
______
(1)Remaining lease term in years as of December 31, 2021.
(2)Annualized rental income on a straight-line basis as of December 31, 2021, which includes tenant concessions such as free rent, as applicable.
196 Orchard Street
The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2021:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
						(In thousands)
CVS	9,956	19.3%	Sept. 2034	12.7	2 - 5 year options	2,161	32.25%
Equinox	30,033	58.3%	Nov. 2038	16.9	2 - 5 year options	2,897	43.25%
Marshalls	11,507	22.4%	Oct. 2028	6.8	3 - 5 year options	1,641	24.50%
(1)Remaining lease term in years as of December 31, 2021.
(2)Annualized rental income on a straight-line basis as of December 31, 2021, which includes tenant concessions such as free rent, as applicable.
Property Financings
See Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2021 and 2020.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the NYSE under the symbol “NYC” as of August 18, 2020. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the NYSE Index for the period commencing August 18, 2020, the date on which we listed our Class A common stock on the NYSE and ending December 31, 2021. The graph assumes an investment of $100 on August 18, 2020, with the reinvestment of dividends.
Holders
As of March 11, 2022, we had 13,371,811 shares of Class A common stock outstanding held by 4,978 stockholders of record.
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
For the year ended December 31, 2021, from a U.S. federal income tax perspective, 100% of dividends, or $0.40 per share, represented a return of capital. For the year ended December 31, 2020 from a U.S. federal income tax perspective, 100% of dividends, or $0.04889 represented a return of capital. We had a loss for tax purposes in 2019 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2019. We also did not declare or pay any dividends during the year ended 2019.
Dividends to Common Stockholders
During the year ended December 31 2021 we paid dividends to our common stockholders at our current annual rate of $0.40 per share of common stock. During the year ended December 31, 2020, after reinstating the dividend, we declared a dividend on October 1, 2020 equal to $0.04889 per share on each share of common stock, which was paid on October 15, 2020. The dividend was calculated to cover the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year or $0.10 per share on a quarterly basis. We did not pay distributions during the year ended December 31, 2019 due to a suspension of dividends buy our board of directors in February 2018. We intend to pay dividends on the 15th day of the month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the applicable record date.
Unregistered Sales of Equity Securities
None.
Item 6. [Reserved].
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
Overview
We are an externally managed REIT that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of December 31, 2021, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million. At our 1140 Avenue of the Americas property, we also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
On August 18, 2020, we listed shares of our Class A common stock on the NYSE. For additional information, see Note 7 – Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. New York City, where all of our properties are located, has been among the most affected locations in the country. Until it began its phased reopening in June 2020, New York City operated under a mandatory order under which tenants were required to cease all non-essential in-office functions. Although New York City lifted its indoor mask and vaccine mandate, many offices have not yet fully reopened. Our properties remain accessible to all tenants, although, even as operating restrictions expire, not all tenants have resumed in person operations. In addition, as occupants continue to return to our properties, operating costs may begin to rise, including for services, labor, and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by us. We have experienced an increase in 2021 of non-reimburseable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. We expect that continued vaccination efforts will result in continuing the progression, which began late in 2021, towards a “return to normalcy” in 2022 and will support an increase in office usage and leasing trends through 2022 but there can be no assurance these trends will continue.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. During the year ended December 31, 2020, we reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis or there were early lease terminations. For the year ended December 31, 2021, we did not receive any rental income from any of the tenants that were previously placed on a cash basis, however, we did receive lease termination fees of $1.5 million in 2021, of which $1.4 million was from two tenants that were placed on a cash basis in 2020. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after declaring bankruptcy in January 2021, and an expiration without a renewal. We had previously written off any contract and straight line rent receivables net of any security deposits associated with this tenant as of December 31, 2020 as they were deemed to be uncollectible. A portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, has been re-leased and management is working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. Also, the leases with the original tenant of the garages at both the 200

Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were both terminated on October 26, 2021, however we received a lease termination fee of $1.4 million in the fourth quarter of 2021. We simultaneously entered into six-month license agreements with a new operator at both garage properties. There can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that has caused cash trap events on four of our mortgages aggregating $214.0 million in principal amount, all as described in detail further below in the Liquidity and Capital Resources section and in Item 1A. Risk Factors in this Annual Report on Form 10-K. The negative impact of the pandemic on our future results of operations and cash flows could continue to impact our ability to comply with covenants in our loans, and we may also experience additional covenant violations on our mortgages at other properties. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions and may worsen” included in this Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our portfolio is primarily comprised of office and retail tenants. We have collected 97% of fourth quarter original cash rent due from our office tenants, 94% of original cash rent due from our retail tenants and 96% of original cash rent due across our entire portfolio, including 98% of cash rent due from our top ten tenants (based on annualized straight-line rent as of December 31, 2021). The original cash rent collected across our entire portfolio was consistent with the third quarter in which we reported total portfolio original cash rent collections of 92% due for the third quarter 2021 as of October 31, 2021, which is unchanged as of December 31, 2021. We also reported total portfolio original cash rent collections of 91% due for the second quarter 2021 as of October 31, 2021, which remains unchanged as of December 31, 2021 and original cash rent collections of 87% due for first quarter 2021,which remains unchanged as of December 31, 2021. We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due for the applicable period. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 85%, 89%, 92% and 96% of original cash rent for the first, second, third and fourth quarters of 2021, respectively. The amount of cash rent collected in the most recent quarter increased by approximately $0.7 million compared to the quarter ended March 31, 2021 even though factoring the impact of the lease terminations the amount of cash rent due declined by approximately $0.6 million comparing the same periods.
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
During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $1.5 million or approximately 7% of original cash rent due for the year. Those deferred amounts were scheduled for repayment during 2020 or 2021.We have entered into 12 approved abatement or deferral agreements outside of the new and replacement leases included in the “Results of Operations” section below, that commenced during the year ended December 31, 2021. The total amount deferred for the year ended December 31, 2021 under these approved agreements was $0.6 million. The total amounts of abatements (i.e. rent credits) during the year ended December 31, 2021 was $0.9 million. Under agreements entered into during 2020, the total amount of abatements recorded in the year ended December 31, 2021 was $0.1 million.
Also, during the year ended December 31, 2021, we entered into percentage rent deals with two tenants, as opposed to straight deferral agreements that we entered into previously. These percentage rent deals provided us with the opportunity to capture more of the original cash rent due as New York City began rebounding from the COVID-19 pandemic, as compared to executing a flat deferral or abatement agreement.
The cash rent collections for the fourth quarter of 2021 includes cash received in January 2022 and February 2022 for rent due in the fourth quarter of 2021. Such cash receipts are not, however, included in cash and cash equivalents on our December 31, 2021 consolidated balance sheet.

We may receive requests from tenants for future rent deferrals and abatements. Generally, for tenants with which we have entered into abatement and deferral agreements, we received the deferred amounts when due. During the year ended December 31, 2021, we did not collect any cash rent due from any of the tenants that were moved to a cash basis in 2020, however, we did receive a lease termination fee of $1.4 million in the fourth quarter from one of the tenants that was placed on a cash basis in 2020.
Our cash rent collections may not be indicative of any future period and remain subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months, including any deferred 2021 rent amounts that we expect to receive in 2022. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
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
Impacts of the COVID-19 Pandemic
As discussed above, we have taken a proactive approach to achieve mutually agreeable solutions with tenants impacted by COVID-19, we executed different types of lease amendments. These agreements include deferrals and abatements and, in some cases, also may include extensions to the term of the leases.
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
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2021, these leases had a weighted-average remaining lease term of 6.9 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses

(recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the tenants base year, some of our leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2021, 2020 and 2019, approximately $0.5 million, $0.1 million and $0.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see Note 2 — Summary of Significant Accounting Polices — “Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion), we are required to assess, based on credit risk, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal year ended 2021 and 2020, this assessment has included consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2021, 2020 or 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2021 and 2020, we did not have any properties held for sale.
As more fully discussed in Note 2 — Summary of Significant Accounting Polices — “Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases” to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption of the new leasing standard on January 1, 2019 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2021, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under a land lease which was previously classified prior to adoption of lease accounting, and will continue to be classified, as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no asset acquisitions during the years ended December 31, 2021 or 2020 and the acquisition during the year ended December 31, 2019 was an asset acquisition.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships recorded in connection with the acquisition completed during the year ended December 31, 2019.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. We did not have any dispositions during the years ended December 31, 2021, 2020 or 2019.
Impairment of Long-Lived Assets
We periodically assess whether there are any indicators that the value of a property may be impaired or that the carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or a likely disposition of a property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that management expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. We estimate the expected future operating income using in place contractual rent and market rents. We estimate the lease up period, market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. We estimate the expected approximate fair value of the property by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. We recorded an impairment charge during the year ended December 31, 2021 of $1.5 million for this property as it was determined that the carrying value exceeded our most recent estimate of the fair market value of the property, which was based on the estimated selling price. (see Note 3 — Real Estate Investments to our consolidated financial statements found in this Annual Report on Form 10-K for further discussion). We did not recognize any impairment charges for the years ended December 31, 2020 or 2019.
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
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2021 and 2020. Please see the “Results of Operations” section located on page 36 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of our results of operations for the years ended December 31, 2019 and 2018.
As of December 31, 2021 and 2020, our overall portfolio occupancy was 82.9% and 87.0%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2021:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Leasing activity:
New Leases:(1)
New leases commenced	4	4	4	5
Total square feet leased	30,271	20,454	35,414	115,630
Annualized straight-line rent per square foot(2)	$50.16	$29.22	$55.78	$50.15
Weighted-average lease term (years)(3)	2.9	6.4	7.3	3.2

Replacement leases:(4)
Replacement leases commenced	2	—	3	—
Square feet	23,429	—	41,702	—
Annualized straight-line rent per square foot(2)	$49.12	$—	$53.56	$—
Weighted-average lease term (years)(3)	1.0	—	2.3	—

Terminated or Expired Leases:(5)
Number of leases terminated or expired	3	—	3	6
Square feet	78,952	—	27,030	122,000
Annualized straight-line rent per square foot(2)	$66.14	$—	$22.91	$67.73

Tenant improvements on replacement leases per square foot(6)	$—	$—	$—	$—
Leasing commissions on replacement leases per square foot(6)	$2.63	$—	$5.52	$—
_______
(1) Includes new and replacement leases which commenced during the quarter. This excludes lease renewals, amendments, and lease modifications for deferrals/abatements in responses to COVID-19 negotiations which qualify for FASB relief. For more information - see Management Update on Impacts of the COVID-19 Pandemic.
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

Comparison of Year Ended December 31, 2021 to 2020
As of December 31, 2021, we owned eight properties, all of which were acquired prior to January 2020. Our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily reflect changes due to changes in occupancy and changes due to certain tenants being placed on a cash basis during 2020.
Revenue from Tenants
Revenue from tenants increased $7.3 million to $70.2 million for the year ended December 31, 2021, compared to $62.9 million for the year ended December 31, 2020. The net increase was primarily due to the accelerated amortization of the remaining unamortized balance of a below-market lease liabilities of approximately $7.9 million, of which $7.7 million related to a terminated lease with a former parking garage tenant at our 200 Riverside Boulevard property, as compared to the accelerated amortization of the remaining unamortized balance of certain above and below-market lease liabilities of $1.8 million during 2020. In addition, the net increase was impacted by the recording of $1.5 million in termination fees related to terminated leases at our 200 Riverside Boulevard property, 400 E. 67th Street - Laurel Condominium property and 9 Times Square property, as well as higher revenue from increased leasing activity, primarily at 123 William Street, during the year ended ended December 31, 2021. Also, the increase in revenue from tenants was due to the addition of $0.3 million of revenue from Innovate NYC, our co-working space. These increases were partially offset by lower revenue of approximately $3.0 million from the termination of several leases including those with our former tenant, Knotel, as well the impact of abatements (rent credits), lease terminations and tenants that were placed on cash basis at the end of 2020.
Asset and Property Management Fees to Related Parties
We incurred $7.6 million and $7.6 million in fees for asset and property management services to our Advisor and Property Manager for the years ended December 31, 2021 and 2020, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K for more information on fees incurred to our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses increased $1.1 million to $33.4 million for the year ended December 31, 2021, compared to $32.3 million for the year ended December 31, 2020. This is due to an increase in other non-reimbursable expenses, such as real estate taxes which are the responsibility of certain tenants that have not reimbursed us for the taxes. As a result, these taxes for the cash-basis tenants have been paid by us during 2021. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations that are non-reimbursable to us.
Impairments of Real Estate Investments
During the year ended December 31, 2021, we recorded impairment charges of $1.5 million related to our 421 W. 54th Street - Hit Factory property. We have been evaluating our options for this property, which includes marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of December 31, 2021. However, during the year ended December 31, 2021, we recorded impairment charges for this property as determined that the carrying value exceeded our estimate of fair value of the property.
Acquisition and Transaction Related Expenses
We incurred no acquisition and transaction related expenses for the year ended December 31, 2021 and 2020.
Listing Expenses
During the year ended December 31, 2020, we incurred $1.3 million of expenses associated with the Listing. There were no listing expenses for the year ended December 31, 2021.
Vesting and Conversion of Class B Units
During the year ended December 31, 2020, we recorded a non-cash expense of $1.2 million related to the vesting and conversion of units of limited partnership designated as “Class B Units” (“Class B Units”). The vesting conditions relating to the Class B Units were fully satisfied upon completion of the listing of our Class A common stock on the NYSE. On the listing date, 65,498 Class B Units were converted into Class A Units, of which 52,398 held by the Advisor were subsequently redeemed for an equal number of shares of Class A common stock during the third quarter of 2020 and the remaining were redeemed for an equal number of shares of Class A common stock during the second quarter of 2021. See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

Equity-Based Compensation
Equity-based compensation increased $4.6 million to $8.5 million for the year ended December 31, 2021 from $3.9 million for the year ended December 31, 2020. We granted our Advisor a multi-year out-performance award in August 2020 (the “2020 OPP”). This increase is related to there being a full year of the amortization of the OPP in the year ended December 31, 2021 resulting in an expense of $8.4 million, whereas there was only a partial year of amortization resulting in $3.8 million of expense for the period from the date of grant n 2020 to the end of 2020. Approximately $108,000 and $96,000 of expense was also recorded during the year ended December 31, 2021 and 2020, respectively, for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $1.1 million to $8.7 million for the year ended December 31, 2021, compared to $7.6 million for the year ended December 31, 2020, and were materially consistent for the year ended December 31, 2021 and 2020, respectively. The primary reason for the increase relates to the professional fee credit from the Advisor of $0.4 million (described below) received in 2020 (related to a change in estimate for the 2019 bonuses) which did not recur in 2021. The remaining increases were due to increases in legal and other professional fees
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the year ended December 31, 2021 were $4.1 million, of which $1.5 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits. This is compared to $3.6 million, of which $1.0 million related to administrative and overhead expenses and $2.6 million were related to salaries, wages, and benefit for the year ended December 31, 2020. Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the year ended December 31, 2021 and 2020 the annual limits on reimbursement for administrative and overhead expenses on and for salaries, wages, and benefit were reached. During the year ended December 31, 2020, we also received a professional fee credit of $0.4 million relating to a change in estimate for previously paid 2019 bonuses. The limit on reimbursement for salaries, wages and benefits was evaluated without regard to our 2019 bonus reimbursement from the Advisor. On a combined basis, giving effect to the credit, our reimbursements to our Advisor were approximately the same year over year. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.6 million to $31.1 million for the year ended December 31, 2021, compared to $31.7 million for the year ended December 31, 2020, primarily due to a lower depreciable asset base during the year ended December 31, 2021 as a result of intangible write-offs in the third and fourth quarters of 2020. We did not acquire any properties in 2021. The decrease was primarily due to a lower depreciable asset base in 2021 due to the write-off in 2020 of in-place leases of $1.3 million associated with certain lease terminations. Also, there have not been any new acquisitions during 2021 and 2020 that would increase the depreciable base. The decrease was partially offset by a deferred leasing commission write-off of $1.3 million and a write -off of tenant improvements of approximately $0.3 million.
Interest Expense
Interest expense remained the same at $19.1 million for the year ended December 31, 2021 compared to $19.1 million for the year ended December 31, 2020. There was no substantial change in our borrowings in 2021 and 2020. During both the year ended December 31, 2021 and 2020, our weighted-average outstanding debt balance was $405.0 million with a weighted-average effective interest rate of 4.35% (see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information).
Other Income
Other income decreased to $47,000 for year ended December 31, 2021, from 0.8 million for the year ended December 31, 2020. Approximately $0.7 million of the other income in 2020 is related to the recognition of income from the retention of a deposit forfeited by the buyer on the potential sale of the property commonly known as the “HIT Factory” under a purchase agreement which expired in April 2020. Further, we earned less interest income on our temporary cash investments due to lower rates and available balances
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used in operating activities during the year ended December 31, 2021 was $7.9 million and consisted primarily of a net loss of $39.5 million, adjusted for non-cash items of $33.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and equity-based compensation. Net cash used in operating activities also included a decrease in prepaid expenses of $0.8 million and increase in accounts payable and accrued expenses of $0.1 million associated with operating activities. These cash inflows were offset by an increase in straight-line receivable of $3.7 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 of $3.4 million related to the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities during the year ended December 31, 2020 of $3.8 million related to the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.3 million during the year ended December 31, 2021 related to the payment of dividends on common stock of $5.2 million and the repurchase of common stock as part of the tender offer completed in January 2021 of $0.2 million, partially offset by the proceeds from the issuance of common stock of $5.3 million.
Net cash used in financing activities was $1.0 million during the year ended December 31, 2020 related to the redemption of fractional shares of common stock of $0.3 million and restricted shares following the Reverse Stock Split (as defined below) that occurred on August 5, 2020 as well as dividends paid on common stock of $0.6 million in October 2020 (see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further details).
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions and share repurchases.
As of December 31, 2021, we had cash and cash equivalents of $11.7 million as compared to $23.2 million as of September 30, 2021, $23.9 million as of June 30, 2021, $29.4 million as of March 31, 2021 and $31.0 million as of December 31, 2020. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million. In addition we had restricted cash of $16.8 million as compared to $9.0 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $4.3 million, $4.5 million and $1.4 million of cash maintained in segregated and restricted cash accounts resulting from the breach of covenants on loans secured by our 9 Times Square, 1140 Avenue of the Americas and Laurel/Riverside properties, respectively. We may not access this cash unless and until the various breaches have been cured. We entered into a waiver and amendment with the lender for the loan secured by 9 Times Square in March, 2022. As part of this agreement, we were permitted to use the restricted cash which aggregated $5.5 million at the time of the agreement repay principal principal. Excess cash generated by the property, continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.

Cash flow from operating activities during the year ended December 31, 2021 was negative, primarily due to rent deferrals, vacancies and the other impacts of COVID-19, and we anticipate the need to continue to fund a portion of our operating expenses and capital requirements over the next 12 months with cash on hand, proceeds from our Common Stock ATM program, potential dispositions and cash received from the immediate reinvestment by the Advisor of up to $3.0 million of fees we pay to our Advisor in 2022 in shares of our Class A Common stock (see below for details). We do not have any significant debt principal repayments that are scheduled to be due until 2024, and we believe that we will have sufficient cash available to us to meet our operating cash requirements including cash to pay dividends at the existing rate over the next year. We expect to fund our future capital needs primarily through proceeds from our Common Stock ATM Program or potentially other future equity offerings. We may also fund our future capital needs through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future and proceeds from property dispositions (if any). There can be no assurance, however, that capital sufficient to meet our capital needs will be available to us on favorable terms, or at all.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020, include dividends to our common stockholders. During the third and fourth quarters of 2020 and the year ended December 31, 2021, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered, as described below. Specifically for these properties, there were early lease terminations, expirations without renewal and a tenant bankruptcy for a significant tenant in the 9 Times Square property (Knotel). Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into six-month license agreements with a new operator at the garages at both properties. The termination agreement with these tenants required them to pay a $1.4 million termination fee to us, which was all received during the fourth quarter of 2021.
As a result of the breaches at these properties, which together represent 47% of the rentable square feet in our portfolio as of as of December 31, 2021, we were not be able to use excess cash flow from the properties to fund operating expenses at our other properties and other capital requirements during the year ended December 31, 2021 and we will not be able to use excess cash flow from the remaining properties that are under breach to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. On March 2, 2022 we entered into a waiver and amendment to the mortgage loan for our 9 Times Square property, under which the lender agreed to waive any potential existing default that may have existed under the loan, subject to us paying $5.5 million of the principal amount under the loan. This amount was paid on March 3, 2022 using the cash held in a segregated account as of that date, $4.3 million of which was part of our restricted cash balance on our consolidated balance sheet as of December 31, 2021. See “Item 1A. Risk Factors — We have been in breach of several of our mortgage loans for multiple quarters” for more details.
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
Subsequent to December 31, 2021, on February 4, 2022, we entered into a side letter (the “Side Letter”) with Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock, in an amount aggregating no more than $3.0 million. We believe the terms of the Side Letter will enhance their cash resources over the six-month term of the Side Letter. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, in shares of our Class A common stock in the first quarter of 2022. As a result, we issued 45,372 and 43,508 shares of its Class A common stock (issued at $11.02 per share and $11.49 per share) in February and March 2022 in respect of these purchases. See Note 9 — Related Party Transactions and Arrangements and Note 13 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

See “Item 1A. Risk Factors — Our ability to fund our capital requirements, including potential payments of principal on mortgage loans, will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.”
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $405.0 million as of December 31, 2021 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms based on LIBOR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate. Those agreements have alternative rates already contained in the agreements, and we anticipate that we will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders derivative counterparties.
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
We do not have any scheduled principal payments due on our mortgage notes payable for the year ending December 31, 2022. As noted, herein (below), however, we did repay $5.5 million of principal on the loan secured by our 9 Times Square property.
9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the twelve preceding months. The principal amount of the loan was $55.0 million as of December 31, 2021. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021.
The quarter ended September 30, 2021 was the fourth consecutive quarter that we were in breach. On March 2, 2022, we entered into a waiver and amendment to this mortgage loan, under which the lender agreed to waive any potential existing default that may have existed under the loan, subject to us paying $5.5 million of the principal amount under the loan. To fund the payment, which was made on March 3, 2022, we were permitted to use $5.5 million that was being held in a cash management account as of that date, $4.3 million of which was part of our restricted cash balance on our consolidated balance sheet as of December 31, 2021.
Other significant changes from the waiver and amendment include: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permits us to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also revises the LIBOR rate provisions to provide for a successor benchmark using the Secured Overnight Financing Rate (“SOFR”) and amends the spreads to 1.60% from 1.50%, per annum.

With the waiver as of September 30, 2021, we can be in breach for up to four consecutive quarters without causing an event of default. Accordingly, while we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and expects continue to be in breach in the near term, this does not represent an event of default under the amended terms. We expect to remain in the cash trap while we remain in breach and excess cash generated by the property, continues to be deposited in a separate cash management account until we comply with all of the applicable covenants. We may remain in breach of the covenants through the reporting of third quarter of 2022 results at which time we will again enter the right sizing period which would require (1) repaying a portion of the loan or (ii) providing the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance. There is no assurance that we will be able to cure the breaches before such time, which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact our capital resources which could have a material adverse effect on our ability to fund our operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock. The agreement governing this loan requires us to maintain $10.0 million in liquid assets.
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last six quarters ended December 31, 2021. The debt service coverage covenant is calculated quarterly using the twelve preceding months. The principal amount of the loan was $99.0 million as of December 31, 2021. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2021, we had $4.5 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of December 31, 2021.

400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
We have breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The debt service coverage covenant is calculated quarterly using the twelve preceding months. The principal amount of the loan was $50.0 million as of December 31, 2021. The two parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. In October 2021, we signed a termination agreement with these tenants, which required the tenants to pay a $1.4 million termination fee to us, which was all received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee has been deposited into a cash management account and is classified in restricted cash on our consolidated balance sheet as of December 31, 2021. As of December 31, 2021, while we have satisfied the debt service coverage covenant for this one quarter, we remain in breach until we satisfy the covenant for two consecutive quarters.
Our breaches of the debt services coverage covenant are not events of default but rather require us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. The covenant may be cured after complying with the debt service covenant for two consecutive quarters when the required debt service coverage for the property is maintained. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021. The debt service coverage covenant is calculated quarterly using the twelve preceding months. The principal amount for the loan was $10.0 million as of December 31, 2021. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of December 31, 2021, we had not yet determined whether we will do so. We also have the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of December 31, 2021, no cash was trapped related to this property. We signed a lease with a new tenant at this property in

November 2021 and expects the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%.
Other Information
We entered into new leases at 123 William Street that collectively represent over 60,000 square feet during the year ended December 31, 2021, and we are working to find new tenants to replace the portion of the space previously leased to Knotel that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at the properties described herein on terms that allow us to cure the covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for these breaches (as disclosed above) is not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of December 31, 2021.
Common Stock ATM Program
On October 1, 2020, we entered into an Equity Distribution Agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). During the year ended December 31, 2021, we sold 466,651 shares of Class A common stock through the Common Stock ATM Program for gross proceeds of $5.3 million, before commissions paid of $53,000 and issuance costs of $0.8 million. The issuance costs were paid during the year ended December 31, 2020 and were reclassed to additional-paid-in capital throughout 2021 commencing with the initial sales under Common Stock ATM Program during 2021. As noted herein, we expect to fund a portion of our operating and capital cash needs for 2022 from sales of our Class A Common Stock through our Common Stock ATM Program.
Repurchase Program
Our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of December 31, 2021, no shares had been repurchased by us under this program. As of December 31, 2021, we also had cash and cash equivalents of approximately $11.7 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents) of $10 million. See Item 1.A. “Risk Factors — “Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.”
Leasing Activity/Occupancy
We had an occupancy level of 82.9% across our portfolio as of December 31, 2021, as compared to 87.0% (80.8% excluding our former tenant Knotel discussed below) as of December 31, 2020. The significant year-over-year occupancy changes were as follows:
•Occupancy at 9 Times Square decreased to 59.3% as of December 31, 2021, compared to 78.7% last year. The decrease was due to the termination or expiration of six leases, which caused leased square footage to decrease by approximately 47,150 square feet, with no new leases commenced during the year.
•Occupancy at 123 William Street was 90.8% as of December 31, 2021, compared to 90.3% last year. The increase was due to new leases signed during the year ended December 31, 2021, which more than offset the termination of our leases with Knotel and the expiration of another lease.
•Occupancy at 8713 Fifth Avenue was 68.6% as of December 31, 2021, compared to 100% last year. The decrease was the result of one lease termination. We signed a new lease in November 2021 and expect the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%.

As of December 31, 2020, occupancy included the leased space occupied by one of our former tenants, Knotel (6.2%), which was a tenant at both our 9 Times Square and 123 William Street properties. In January 2021, Knotel filed for bankruptcy and all leases were terminated effective January 31, 2021. If Knotel was not included in this calculation as of December 31, 2020, occupancy for 9 Times Square would have been 57.7%, occupancy for 123 William Street would have been 83.6% and occupancy across our portfolio would have been 80.8%. In addition, during the year ended December 31, 2020, we put certain tenants on a cash basis and fully reserved certain receivables and reflected this as a reduction in revenue from tenants during the period. For additional information on our accounting policy related to revenue recognition, see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K. Also, for a discussion of overall impact on our result of operations for this and other reserves and write-offs for tenant receivables recorded in 2020 and for additional information on leasing activity during the year ended December 31, 2021, see Results of Operations section located in Item 7. Management’s Discussion and Analysis.
Capital Expenditures
For the year ended December 31, 2021 we funded $3.4 million of capital expenditures primarily related to tenant improvements at our 123 William Street, 9 Times Square and 1140 Avenue of the Americas properties. The capital expenditures for the year ended December 31, 2020 of $3.8 million were primarily related to tenant improvements at our 123 William Street, 9 Times Square, and 1140 Avenue of the Americas properties. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during 2022, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely in-line with the amount invested in 2021. We funded our capital expenditures during 2021 from cash on hand consisting of proceeds from previous financings and, commencing in the second quarter of 2021, proceeds from our Common Stock ATM program, and expect to fund any future capital expenditures with available cash on hand, proceeds from our Common Stock ATM program and cash retained from the Advisor choosing to receive their management fee in shares of our stock as opposed to cash. The recent economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
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
Acquisitions and Dispositions
We had no acquisitions or dispositions during the year ended December 31, 2021.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021 (1)	2020 (2)	2019
Net loss attributable to common stockholders (in accordance with GAAP) (3)	$(39,466)	$(40,962)	$(21,890)
Impairment of real estate investments	1,452	—	—
Depreciation and amortization	31,057	31,747	31,161
Gain (loss) on disposition of real estate assets	—	—	—
Proportionate share of adjustments for non-controlling interests to arrive at FFO	—	—	—
FFO (as defined by NAREIT) attributable to common stockholders (3)	(6,957)	(9,215)	9,271
Acquisition, transaction and other costs	—	—	13
Listing expenses (4)	—	1,299	—
Vesting and conversion of Class B Units (4)	—	1,153	—
Equity-based compensation	8,475	3,874	86
Core FFO attributable to common stockholders (3)	$1,518	$(2,889)	$9,370
___________
(1) FFO and Core FFO for the year ended December 31, 2021 includes income from lease termination fees of $1.5 million, which is recorded in Revenue from tenants in the consolidated statements of operations. Such termination payments represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and Core FFO. The termination fees were collected from the tenants and earned and recorded as income in the year ended December 31, 2021.
(2) Included in Net loss, FFO and Core FFO for the year ended December 31, 2020 is other income of approximately $0.7 million related to the recognition of income from the retention of a deposit forfeited by the potential buyer on the potential sale of the property commonly known as the HIT Factory pursuant to a purchase agreement which expired in April 2020.
(3) Net Loss, FFO and Core FFO for the years ended December 31, 2021 and 2020 includes income from the accelerated amortization of the remaining unamortized balance of below-market lease liabilities of approximately $7.9 million and $1.8 million, respectively, which is recorded in Revenue from tenants in the consolidated statements of operations.
(4) Listing expenses include financial advisory and other professional fees and other expenses incurred in connection with the listing of our Class A common stock on the NYSE in August 2020. These costs are non-recurring and are not part of the operations of our real estate portfolio as they were incurred only as a result of our decision to list our Class A common stock on the NYSE. In addition, the vesting and conversion of the Class B Units is effectively equity based compensation and is non-recurring/non-cash.

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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Year Ended December 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(39,466)	$(40,962)
Depreciation and amortization	31,057	31,747
Interest Expense	19,090	19,140
Income tax expense	37	—
Impairment of real estate investments	1,452	—
Listing expenses	—	1,299
Vesting and conversion of Class B Units	—	1,153
Equity-based compensation	8,475	3,874
Other expense (income)	(47)	(787)
Asset and property management fees to related parties	7,554	7,577
General and administrative	8,704	7,571
Accretion of below- and amortization of above-market lease liabilities and assets, net	(8,671)	(3,026)
Straight-line rent (revenues as lessor)	(3,788)	(402)
Straight-line ground rent (expenses as lessee)	109	109
Cash NOI	$24,506	$27,293
Dividends
We are required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2020 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2020. For the year ended December 31, 2021, from a U.S. federal income tax perspective, 100% of dividends, or $0.40 per share, represented a return of capital due to loss for tax purposes in 2021.
During the year ended December 31 2021 we paid dividends to our common stockholders at our current annual rate of $0.40 per share of common stock. During the year ended December 31, 2020, after reinstating the dividend, we declared a dividend on October 1, 2020 equal to $0.04889 per share on each share of common stock, which was paid on October 15, 2020. The dividend was calculated to cover the period from August 18, 2020, the date on which shares of Class A common stock commenced trading on the NYSE, through September 30, 2020, based on the previously-announced cash dividend rate equal to $0.40 per share per year or $0.10 per share on a quarterly basis. We did not pay distributions during the year ended December 31, 2019 due to a suspension of dividends buy our board of directors in February 2018.
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our board of directors previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. For the year ended December 31, 2021, our cash flows used in operations were $7.9 million. During this period, we paid dividends of $5.2 million. These dividend payments were funded from cash on hand.

The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Year Ended
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021		December 31, 2021
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,280		$1,282		$1,309		$1,330		$5,201
Distributions to holders of LTIP Units	40		40		40		40		160
Total dividends and distributions	$1,320		$1,322		$1,349		$1,370		$5,361

Source of dividend coverage:
Cash flows used in operations	$1,320	100%	$—	—%	$1,086	81%	$—	—%	$—	(1)	—%
Available cash on hand	—	—%	1,322	100%	263	19%	1,370	100%	5,361	(1)	100%
Total sources of dividend and distribution coverage	$1,320	100%	$1,322	100%	$1,349	100%	$1,370	100%	$5,361		100%

Cash flows provided by (used in) operations (GAAP basis)	$2,145		$(7,542)		$1,086		$(3,605)		$(7,916)

Net loss and Net loss attributable to common stockholders (in accordance with GAAP)	$(13,535)		$(11,052)		$(11,124)		$(3,755)		$(39,466)
_______
(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.

Election as a REIT
We elected to be taxed as a REIT under the Code, effective for our taxable year ended December 31, 2014. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income. A tax loss for a particular year eliminates the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may minimize or eliminate the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2021 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT in 2021.
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the year ended December 31, 2021, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 7.0%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants contain rent escalation provisions which average 1.84% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 78% are fixed-rate, 9% are based on other measures and 13% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. However, to the extent such costs exceed the tenants base year, many but not all of our leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation.
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
As of December 31, 2021, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $405.0 million and a fair value of $412.9 million. Changes in market interest rates have no impact on interest expense incurred on the notes net of related swap payments or receipts.
However, changes in market interest rates would have an impact on the fair value of our related mortgage notes net of the impact on the related interest rate swap. For instance, if interest rates rise 100 basis points and our net fixed rate debt balance remains constant, we expect the fair value of our net obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our net fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our net fixed-rate debt by $17.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our net fixed-rate debt by $18.4 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2021 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Reclassification of Common Stock
On March 16, 2022, we filed with the State Department of Assessments and Taxation of Maryland articles supplementary to our charter (the “Articles Supplementary”) to reclassify all 9,750,000 authorized but unissued shares of Class B common stock as shares of Class A common stock. After giving effect to the reclassification, the total number of shares of Class A common stock that we have authority to issue is 300,000,000.
The foregoing description does not purport to be a complete description and is qualified in its entirety by reference to the Articles Supplementary, which is filed as Exhibit 3.9 to this Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors and Executive Officers
The board of directors is responsible for monitoring and supervising the performance of our day-to-day operations and our Advisor. The Advisor is controlled by AR Global. Our board of directors is divided into three classes of directors. Each director serves until the annual meeting of stockholders held in the third year following the year of his or her election and until his or her successor is duly elected and qualifies. The number of directors in each class may be changed from time to time by the board of directors to reflect matters such as an increase or decrease in the number of directors so that each class, to the extent possible, will have the same number of directors. Our bylaws provide that the number of directors may not be less than one, which is the minimum number required by the MGCL, or more than 15. The number of directors on our board of directors is currently fixed at four, of which three are independent directors.

The following table presents certain information as of the date of this Annual Report on Form 10-K concerning each of our directors and executive officers:

Directors	Class	Age	Position	Director Since
Lee M. Elman	III	85	Independent Director; Audit Committee Chair	2016
Elizabeth K. Tuppeny	II	61	Lead Independent Director; Nominating and Corporate Governance Committee Chair	2014
Edward M. Weil, Jr.	III	55	Executive Chairman, Chief Executive Officer, President and Secretary	2015
Abby M. Wenzel	I	61	Independent Director; Compensation Committee Chair	2014

Executive Officers (not listed above)
Christopher J. Masterson	N/A	39	Chief Financial Officer and Treasurer	N/A

Lee M. Elman
Lee M. Elman has served as an independent director of the Company since February 2016 and is a Class III director. Mr. Elman has served as an independent director of Global Net Lease, Inc. (“GNL”) since December 2016 and as an independent director of Healthcare Trust, Inc. (“HTI”) since December 2016. Mr. Elman previously served as an independent director of American Realty Capital Global Trust II, Inc. (“Global II”) from April 2015 until the close of GNL’s merger with Global II in December 2016.
Since 1979, Mr. Elman has served as president of Elman Investors, Inc., an international real estate investment banking firm which he also founded. He is also a partner of Elman Ventures, an organization which is advisor to, and partner with, various foreign investors in United States real estate ventures. He has over 40 years of real estate experience, including as an investing principal, a real estate investment banker, and an investment advisor for both U.S. and foreign investors. As president of Elman Investors, Inc., Mr. Elman has negotiated the acquisition of properties in the United States, Europe and Latin America; and presently serves as a general partner in numerous real estate partnerships. Mr. Elman holds a J.D. from Yale Law School and a B.A. from Princeton University’s Woodrow Wilson School of Public and International Affairs.
Our board of directors believes that Mr. Elman’s experience as a director, executive officer and general partner of multiple companies make him well qualified to serve as a member of our board of directors.
Elizabeth K. Tuppeny
Elizabeth K. Tuppeny has served as an independent director of the Company since March 2014, including as its lead independent director since December 2014, and is a Class II director. Ms. Tuppeny has also served as an independent director of HTI, a $2.6 billion publicly-registered REIT focused on acquiring a diversified portfolio of healthcare real estate, with an emphasis on seniors housing and medical office buildings located in the United States, since January 2013, including as the chair of HTI’s nominating and corporate governance committee since January 2016. Ms. Tuppeny has also served as an independent director of Franklin BSP Realty Trust, Inc., a wholly-owned subsidiary of Franklin Templeton and a real estate finance company focused on mortgage originations and acquisitions for a diversified portfolio of commercial real estate debt secured by properties located in the United States, since January 2013, including as its lead independent director since July

2016. Ms. Tuppeny also served as an independent director of American Realty Capital Trust IV, Inc. from May 2012 until January 2014.
As the chief executive officer and founder of Domus, Inc. (“Domus”), a full-service marketing communications agency, Ms. Tuppeny has over 30 years of experience in the branding and advertising industries and has driven business strategies for Fortune 500 companies, focused on maximizing return on investment with internal, external and brand advocacy marketing. Domus provides services to Fortune 500 companies, including Chevron, Citibank, ConAgra, Diageo, DuPont, Epson, Mattel, Merck, Merrill Lynch, Procter & Gamble, Ralph Lauren and Westinghouse. Domus’ real estate clients include Ritz Carlton Residences, S&H Associate’s (Tel Aviv) Parkway 22, and PMC Real Estate.
Ms. Tuppeny also founded EKT Development, LLC to pursue entertainment projects in publishing, feature film and education video games. Ms. Tuppeny served on the board of directors and executive committee of the Philadelphia Industrial Development Council, a public-private development organization, for three-plus years where she evaluated and approved over 500- industrial and commercial real estate transactions totaling over $1 billion that helped to attract jobs to Philadelphia, including Citizen’s Bank Park and The Navy Yard.
Ms. Tuppeny has served on the boards of directors and advisory committees for the Arthur Ashe Foundation, Avenue of the Arts, Drexel Medical School, Philadelphia International Tourism Cabinet, Pennsylvania Commission for Women, Penn Relays and the Police Athletic League. Ms. Tuppeny was the recipient of the prestigious national Stevie Award as the nation’s top woman entrepreneur in 2004, outperforming 13,000 entrants, and was named as a “Top Woman in Philadelphia Business” in 1996, one of the “Top 50 Women in Pennsylvania” in 2004 and as the “Businessperson of the Year” in 2003 by the Greater Philadelphia Chamber of Commerce.
Ms. Tuppeny has expertise in world-class governance best practices from her certifications from Harvard Business School’s Executive Leadership program, Making Corporate Boards More Effective; the National Association of Corporate Directors’ Master Class, MIT’s Cybersecurity: Technology, Application and Policy, EY’s Center for Board Matters and is currently completing Leverage Diversity and Inclusion for Organizational Excellence at Stanford’s Graduate School of Business.
Ms. Tuppeny has taught at Temple University, taught post-graduate students Strategic Positioning and Branding at New York University, and has guest-lectured on the same topic at the University of Pennsylvania, where she received her undergraduate degree from the University of Pennsylvania’s College of Arts and Sciences and The Annenberg School of Communications. Ms. Tuppeny was inaugurated into the University of Pennsylvania’s Senior Honor Society and is a member of the University of Pennsylvania’s Sports Hall of Fame, where she held five all-time school records.
Our board of directors believes that Ms. Tuppeny’s extensive experience as a director of the companies described above and as chief executive officer and founder of Domus makes her well qualified to serve on our board of directors.
Edward M. Weil, Jr.
Edward M. Weil, Jr. has served as executive chairman of the Company since November 2015 and as chief executive officer, president and secretary of the Company, the Advisor and the Property Manager since March 2017, and is a Class III director. Mr. Weil also has been the chief executive officer of AR Global since January 2016 and has a non-controlling interest in the parent of AR Global. Currently, he also serves in leadership positions at three other REITs advised by affiliates of AR Global: as a director of NYSE-listed GNL since January 2017; as chairman of the board of directors of Nasdaq-listed The Necessity Retail REIT, Inc. (formerly known as American Finance Trust, Inc.) (“RTL”) and as chief executive officer and president of RTL, the RTL advisor and the RTL property manager since November 2015; and as a director of HTI since October 2016 and as chief executive officer of HTI, the HTI advisor and the HTI property manager since September 2018. Since March 2021, he has also served as a director of G&P Acquisition Corp., a special purpose acquisition company sponsored by affiliates of the Advisor with units listed on the NYSE.
Mr. Weil previously served in leadership positions at multiple REITs and other entities advised by affiliates of AR Global, including: as chairman, chief executive officer, president of American Realty Capital Healthcare Trust III, Inc. (“HT III”) until its liquidation and dissolution in March 2019; as executive chairman of Global II until December 2016, when Global II merged with GNL; as a director of Franklin BSP Lending Corporation (formerly known as Business Development Corporation of America) (“FBLC”) until November 2016, when FBLC’s external advisor was acquired by Benefit Street Partners, L.L.C.; as chief executive officer, president and chairman of American Realty Capital — Retail Centers of America, Inc. until its merger with RTL in February 2017; as a trustee of American Real Estate Income Fund until its liquidation in August 2016; as a trustee of Realty Capital Income Funds Trust, a family of mutual funds, until its dissolution in January 2017; and as an executive officer and director of American Realty Capital Daily Net Asset Value Trust, Inc. during multiple periods until its dissolution and liquidation in April 2016. Mr. Weil also served as chairman of Realty Capital Securities, LLC (“RCS”) from September 2013 until November 2015 and was the interim chief executive officer of RCS from May 2014 until September 2014 and the chief executive officer of RCS from December 2010 until September 2013. Mr. Weil served as a director of RCS Capital Corporation (“RCAP”), the parent company of RCS, from February 2013 until December 2015 and served as an executive officer of RCAP from February 2013 until November 2015, including chief executive officer from September 2014 until November 2015. RCAP filed for Chapter 11 bankruptcy in January 2016.
Mr. Weil was formerly the senior vice president of sales and leasing for American Financial Realty Trust, where he was responsible for the disposition and leasing activity for a 33 million square foot portfolio of properties. Mr. Weil also previously served on the board of directors of the Real Estate Investment Securities Association (now known as ADISA) from 2012 to 2014, including as its president in 2013. Mr. Weil attended George Washington University.
Our board of directors believes that Mr. Weil’s experience as a director or executive officer of the companies described above and his significant experience in real estate make him well qualified to serve as a member of our board of directors.
Abby M. Wenzel
Abby M. Wenzel has served as an independent director of the Company since March 2014 and is a Class I director. Ms. Wenzel has served as an independent director of GNL since March 2012 and as an independent director of Hospitality Investors Trust, Inc. (formerly known as American Realty Capital Hospitality Trust, Inc.) from September 2013 to June 30 2021. Ms. Wenzel was a shareholder of the law firm of Cozen O’Connor, resident in the New York office, as a member in the Business Law Department, until her retirement in June 2019. From January 2014 through December 2018, Ms. Wenzel served as co-chair of Cozen O’Connor’s Real Estate Group. Ms. Wenzel has extensive experience representing developers, funds and investors in connection with their acquisition, disposition, ownership, use, and financing of real estate. Ms. Wenzel also practiced in the capital markets practice area, focusing on capital markets, finance and sale-leaseback transactions. She also represented commercial banks, investment banks, insurance companies, and other financial institutions, as well as the owners, in connection with permanent, bridge, and construction loans, as well as senior preferred equity investments, interim financings and mezzanine financings. She has also represented lenders in connection with complex multiproperty/multistate corporate sales. Prior to joining Cozen O’Connor, Ms. Wenzel was a partner with Wolf Block LLP, managing partner of its New York office and chair of its structured finance practice from October 1999 until April 2009. Ms. Wenzel currently serves as a trustee on the board of Community Service Society, a 160-year-old institution with a primary focus on identifying and supporting public policy innovations to support the working poor in New York City to realize social, economic, and political opportunities. Ms. Wenzel chairs the audit committee for Community Service Society. Ms. Wenzel also serves as a trustee on the board of The Citizen’s Budget Commission, a nonpartisan, nonprofit civic organization, founded in 1932, whose mission is to achieve constructive change in the finances and services of New York City and New York State government. Ms. Wenzel received her law degree from New York University School of Law and her undergraduate degree from Emory University.
Our board of directors believes that Ms. Wenzel’s experience as a director of multiple companies, as well as her experience in leadership positions at law firms and as a practicing attorney, make her well qualified to serve on our board of directors.
Christopher J. Masterson
Christopher J. Masterson has served as the chief financial officer and treasurer of the Company, the Advisor and the Property Manager since September 2019. Mr. Masterson has also served as the chief financial officer, treasurer and secretary of GNL, the GNL advisor and the GNL property manager since November 2017. Mr. Masterson joined AR Global in February 2013 and has served in various roles during his tenure, including as chief accounting officer for the Company, RTL and RCA and as chief financial officer of Business Development Corporation of America Adviser II, LLC, the advisor to Business Development Corporation of America II. From October 2006 to February 2013, Mr. Masterson worked at Goldman Sachs & Co., where he most recently served as a vice president in the Merchant Banking Division Controllers team. From August 2004 until October 2006, Mr. Masterson worked as an auditor at KPMG LLP. Mr. Masterson is a certified public accountant in New York State, and he holds a B.B.A. from the University of Notre Dame and an M.B.A. from New York University.
Information About the Board of Directors and its Committees
Our board of directors is responsible for the management and control of our business and operations. Our current executive officers are employees of affiliates of the Advisor. We have no employees and have retained the Advisor to manage our day-to-day operations. The Advisor is under common control with AR Global. Mr. Weil, our current executive chairman, chief executive officer, president and secretary, is the chief executive officer of AR Global and has a non-controlling interest in the parent of AR Global.
Our board of directors held a total of 15 meetings and took action by written consent or electronically on six occasions during the year ended December 31, 2021. All directors attended all of the meetings while they were a member of our board of directors. All directors attended the 2021 annual meeting of stockholders. Our policy is to encourage all directors to attend our annual meetings of stockholders.
Our board of directors has a standing audit committee, compensation committee and nominating and corporate governance committee.

Leadership Structure of the Board of Directors
Mr. Weil serves as our executive chairman of the Board, chief executive officer, president and secretary. As chief executive officer of the Company and our Advisor, Mr. Weil is responsible for our operations and business strategy. Our board of directors believes that because the chief executive officer is responsible for the operation of the Company and its business, which is also a focus of the board’s deliberations, the chief executive officer is the most qualified director to act as chairman. Our board of directors may modify this structure to best address our circumstances for the benefit of our stockholders when appropriate.
Ms. Tuppeny serves as the lead independent director of the Company. Our board of directors believes that a lead independent director provides an additional measure of balance, ensures the board of directors’ independence, and enhances the board of directors’ ability to fulfill its management oversight responsibilities.
The lead independent director chairs meetings or executive sessions of the independent directors, reviews and comments onboard of directors’ meeting agendas, represents the views of the independent directors to the Advisor, facilitates communication among the independent directors and between the Advisor and the independent directors, acts as a liaison with service providers, officers, attorneys and other directors generally between meetings, serves as a representative and speaks on behalf of the Company at external seminars, conferences, in the media and otherwise, and otherwise assumes such responsibilities as may be assigned to him or her by the board of directors. Consistent with current practices, the Company compensates Ms. Tuppeny for serving as lead independent director.
The Company’s management believes that having a majority of independent, experienced directors, including a lead independent director, provides the right leadership structure for the Company and is best for the Company at this time.
Oversight of Risk Management
Our board of directors has an active role in overseeing the management of risks applicable to the Company. The entire board is actively involved in overseeing risk management for the Company through its approval of all property acquisitions and incurrence and assumption of debt and its oversight of the Company’s executive officers and the Advisor. The nominating and corporate governance committee reviews all matters relating to the independence of the members of the board of directors and is responsible for reviewing and approving transactions with related parties, such as the Advisor, AR Global or any of their affiliates, and resolving other conflicts of interest. The compensation committee oversees all compensation plans, and, to the extent applicable, other compensation-related matters. The audit committee oversees management of accounting, financial, legal and regulatory risks.
Hedging Policy
Our board of directors has not adopted, and the Company does not have, any specific practices or policies regarding the ability of the officers and directors of the Company, as well as employees of AR Global and its affiliates, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.
Audit Committee
Our audit committee is comprised of Mr. Elman, Ms. Tuppeny and Ms. Wenzel, each of whom is “independent,” as described below, within the meaning of the applicable (1) requirements set forth in the Exchange Act and the applicable SEC rules and (2) listing standards of the NYSE. Mr. Elman is the chair of our audit committee. The audit committee charter is available to any stockholder who sends a request to New York City REIT, Inc., 650 Fifth Avenue, 30th Floor, New York, New York 10019. Our audit committee held seven meetings during the year ended December 31, 2021. All members of the audit committee attended all of the meetings while they were members of the audit committee. The audit committee charter is also available on the Company’s website at www.newyorkcityreit.com by clicking on “Investor Relations —  Governance.” The Board has determined that each of Mr. Elman, Ms. Tuppeny and Ms. Wenzel is qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.
The audit committee, in performing its duties, monitors:
•our financial reporting process;
•the integrity of our financial statements;
•compliance with legal and regulatory requirements;
•the independence and qualifications of our independent registered public accounting firm and internal auditors, as applicable; and
•the performance of our independent registered public accounting firm and internal auditors, as applicable.

Compensation Committee
The compensation committee is comprised of Mr. Elman, Ms. Tuppeny and Ms. Wenzel, each of whom is “independent,” as described below, within the meaning of the applicable (1) requirements set forth on the Exchange Act and the applicable SEC rules and (2) listing standards of the NYSE. Ms. Wenzel is the chair of our compensation committee. In addition, all of the members of our compensation committee are “non-employee directors” within the meaning of the rules of Section 16 of the Exchange Act. Our compensation committee held two meetings during the year ended December 31, 2021. All members of the compensation committee attended this meeting. The compensation committee’s charter is available to any stockholder who sends a request to New York City REIT, Inc., 650 Fifth Avenue, 30th Floor, New York, New York 10019. The compensation committee charter is also available on the Company’s website at www.newyorkcityreit.com by clicking on “Investor Relations —  Governance.” The principal functions of the compensation committee are to:
•approve and evaluate all compensation plans, policies and programs, if any, as they affect our executive officers;
•review and oversee the Company’s annual process, if any, for evaluating the performance of our executive officers;
•oversee our equity incentive plans, including, without limitation, the issuance of stock options, restricted shares of Class A Common Stock (“restricted shares”), restricted stock units in respect of shares of Class A Common Stock (“RSUs”), dividend equivalent shares and other equity-based awards;
•assist our board of directors and the chairman in overseeing the development of executive succession plans, if any; and
•determine from time to time the remuneration for our non-executive directors.
The compensation committee administers our equity plan for the Advisor (the “Advisor Plan”) and our equity plan for individuals (the “Individual Plan” and together with the Advisor Plan the “2020 Equity Plan”), which were adopted effective at the listing of the Common Stock on the NYSE on August 18, 2020 (the “Listing”), and the award of units of limited partnership in the OP, designated as “LTIP Units” (“LTIP Units”) granted to the Advisor pursuant to our 2020 OPP.
The compensation committee is responsible for approving and administering all grants of awards to our executive officers. In carrying out its responsibilities, our compensation committee may delegate any or all of its responsibilities to a subcommittee or any other person to the extent consistent with our charter, our by-laws, our corporate governance guidelines and any other applicable laws, rules and regulations, including the NYSE rules. In March 2022, the compensation committee delegated authority to our chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to us, including our chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to our chief financial officer, including any award of restricted shares recommended by our chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee is comprised of Mr. Elman, Ms. Tuppeny and Ms. Wenzel, each of whom is “independent,” as described below, within the meaning of the applicable listing standards of the NYSE. Ms. Tuppeny is the chair of our nominating and corporate governance committee. Our nominating and corporate governance committee held three meetings during the year ended December 31, 2021. All members of the nominating and corporate governance committee attended this meeting. The nominating and corporate governance committee charter and our Corporate Governance Guidelines available to any stockholder who sends a request to New York City REIT, Inc., 650 Fifth Avenue, 30th Floor, New York, New York 10019. The nominating and corporate committee charter and our Corporate Governance Guidelines are also available on the Company’s website at www.newyorkcityreit.com by clicking on “Investor Relations —  Governance.” The nominating and corporate governance committee is responsible for the following:
•providing counsel to our board of directors with respect to the organization, function and composition of the board of directors and its committees;
•overseeing the self-evaluation of the board of directors and, if any, our board’s evaluation of management;
•periodically reviewing and, if appropriate, recommending to our board of directors changes to our corporate governance policies and procedures;
•identifying and recommending to the board of directors potential director candidates for nomination; and
•identifying and recommending committee assignments.
In evaluating directors for nomination to our board of directors and to serve as members of each committee of our board, the nominating and corporate governance committee takes into account the applicable requirements for members of committees of boards of directors under the Exchange Act and NYSE rules, the Company’s Corporate Governance Guidelines and the charter of the applicable committee and may take into account such other factors or criteria as the nominating and corporate governance committee deems appropriate. For purposes of recommending any nominee, the nominating and corporate governance committee may consider all criteria that it deems appropriate, which may include, without limitation:

•personal and professional integrity, ethics and values;
•experience in corporate management, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly held company in today’s business environment;
•experience in the Company’s industry and with relevant social policy concerns;
•experience as a board member of another publicly held company;
•expertise and experience in an area of the Company’s operations;
•diversity of both background and experience;
•practical and mature business judgment, including ability to make independent analytical inquiries;
•the nature of and time involved in a director’s service on other boards or committees; and
•with respect to any person already serving as a director, the director’s past attendance at meetings and participation in and contribution to the activities of our board of directors.
The nominating and corporate governance committee has not adopted a specific policy regarding the consideration of director nominees recommended to our nominating and corporate governance committee by stockholders. The nominating and corporate governance committee evaluates each individual nominee in the context of the board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. Our board of directors believes that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences.
For all related party transactions, the nominating and corporate governance committee has the authority to:
•review and evaluate the terms and conditions, and determine the advisability of the transaction;
•negotiate the terms and conditions of the transaction, and, if the nominating and corporate governance committee deems appropriate, but subject to the limitations of applicable law, approve the execution and delivery of documents in connection with that transaction on our behalf;
•determine whether the transaction is in the best interests of the Company; and
•recommend to our board of directors what action, if any should be taken by the board of directors with respect to the transaction.
The nominating and corporate governance committee also has the authority to review, on a quarterly basis, the services provided by the Advisor, the reasonableness of the fees and expenses of the Advisor and its affiliates, as well as related matters.
Family Relationships
There are no familial relationships between any of our directors and executive officers.
Code of Ethics and Corporate Governance Guidelines
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. We have also adopted Corporate Governance Guidelines to assist the board of directors in the exercise of its responsibilities.
A copy of our Code of Business Conduct and Ethics and Corporate Governance Guidelines may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue – 30th Floor, New York, NY 10019, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics and Corporate Governance Guidelines are also publicly available on our website at www.newyorkcityreit.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the common stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it with respect to the year ended December 31, 2015, all reports were filed on a timely basis, with the exception noted below:
Mr. Elman filed one late report in connection a sale of shares in June 2019.

Communications with the Board of Directors
Any interested parties (including the Company’s stockholders) may communicate with the Board of Directors by sending written communications addressed to such person or persons in care of New York City REIT, Inc., 650 Fifth Avenue, 30th Floor, New York, New York 10019, Attention: Secretary. The Secretary will deliver all appropriate communications to our board of directors no later than the next regularly scheduled meeting of our board of directors. If our board of directors modifies this process, the revised process will be posted on the Company’s website, www.newyorkcityreit.com.

Item 11. Executive Compensation.
Compensation of Executive Officers
Overview
We are an externally managed REIT and have no employees. We therefore do not employ our named executive officers, have agreements with them regarding their compensation or otherwise determine the compensation earned by, or paid to, them. Our Advisor manages our day to day business with the assistance of our Property Manager, and affiliates of the Advisor employ the persons who provide these services, including our named executive officers. We pay the Advisor and the Property Manager certain fees and reimburse them for certain expenses as required by the terms of our agreements with them.
AR Global, the parent company of the Advisor, determines the salaries, bonuses and other benefits earned by, or paid to, our named executive officers. Our Advisory Agreement does not require our named executive officers to dedicate a specific amount of time to fulfilling their obligations or those of the Advisor and its affiliates or specify an amount or percentage of the amounts we pay to the Advisor or its affiliates that must be allocated to compensating our named executive officers. While Mr. Weil, our executive chairman, chief executive officer, president and secretary, may, in his capacity as the chief executive officer of AR Global, play a role in AR Global’s process for determining the compensation earned by, or paid to, our named executive officers by the Advisor or its affiliates, neither our Board nor our compensation committee is involved with or consulted regarding this process. We are required by the terms of our advisory agreement to reimburse the Advisor for salaries, wages (including bonuses) and benefits of certain of our named executive officers, subject to certain limits described in more detail below.
Expense Reimbursements
We are required by the terms of our Advisory Agreement to reimburse the Advisor for salaries, wages (including bonuses) and benefits of employees of the Advisor or its affiliates involved in providing services to us, subject to certain limits. Specifically, the aggregate amount of all reimbursements for salaries, wages and benefits for employees of the Advisor or its affiliates (including our executive officers) must be comparable to market rates and reimbursements may not exceed, in any fiscal year, the greater of (a) $2,600,000, and (b) if the amount actually paid or allocated by us with respect to the assets we have acquired plus all cash and cash equivalents, marketable securities and other tangible assets held and recorded on our balance sheet of the Company is equal to or greater than $1.25 billion as of the last day of the fiscal year, that amount multiplied by 0.30%.
Other Compensation
We have not adopted any other compensation plans, policies and programs affecting our named executive officers. Our board of directors would be responsible for approving and evaluating all compensation plans, policies and programs affecting our executive officers if we adopt any compensation plans, policies and programs affecting our executive officers in the future. We have not made any equity awards to our named executive officers.
In addition, the Company’s independent directors acting as a group approved, and the compensation committee is responsible for administering, the award of LTIP Units to the Advisor pursuant to the 2020 OPP. The compensation committee is also responsible for approving and administering all grants of awards under the 2020 Equity Plan.

Summary Compensation Table
The following table summarizes the annual compensation received by our named executive officers for the fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	All Other Compensation ($)		Total ($)
Edward M. Weil, Jr., Chief Executive Officer, President and Secretary (1)	2021	—		—		—	—		—
	2020	—		—		—	—		—
Christopher J. Masterson, Chief Financial Officer and Treasurer	2021	124,290	(2)	100,205	(2)	—	18,790	(3)	243,285
	2020	93,809	(2)	68,311	(2)	—	14,071	(3)	176,191
________
(1) None of the compensation paid by the Advisor or its affiliates to Mr. Weil during the fiscal years ended December 31, 2021 and 2020 was allocated by the Advisor or its affiliates to the Company, and no reimbursement has been, nor is any expected to be, sought by the Advisor or its affiliates with respect to Mr. Weil’s compensation.
(2)Represents the allocable share of salary and bonus paid by the Advisor or its affiliates to Mr. Masterson during 2021 and 2020, respectively, that was reimbursed by the Company required by the terms of our Advisory Agreement.
(3)Represents the allocable share of certain expenses incurred by the Advisor or its affiliates with respect to Mr. Masterson that was reimbursed by the Company pursuant to our Advisory Agreement as follows: (1) during 2021, (i) $8,713 for payroll taxes, (ii) $5,548 for payment of medical insurance costs, and (iii) $4,529 for matching contributions to Mr. Masterson’s 401(k); and (2) during 2020, (i) $5,875 for payroll taxes, (ii) $4,538 for payment of medical insurance costs, and (iii) $3,658 for matching contributions to Mr. Masterson’s 401(k).
Compensation Policies and Practices Related Risk Management
The compensation committee has determined that, to the limited extent the Company has compensation policies and practice, none of those policies and practices create any risks that are reasonably likely to have a material adverse effect on the Company.
Compensation of Directors
We pay to each of our independent directors the fees described below. If a director is our employee or an employee of the Advisor or any of its affiliates, we do not pay compensation for services rendered as a director. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.
We pay our independent directors a yearly retainer of  $30,000 and an additional yearly retainer of $55,000 for the lead independent director; $2,000 for each meeting of our board of directors or any committee personally attended by the directors ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $1,500 for each meeting attended via telephone or the Internet; $750 per transaction reviewed and voted upon electronically up to a maximum of  $2,250 for three or more transactions reviewed and voted upon per electronic vote. If there is a board meeting and one or more committee meetings in one day, the director’s fees may not exceed $2,500 ($3,000 for the chairperson of the audit committee) if there is a meeting of such committee. We may issue shares of common stock in lieu of cash to pay fees earned by our directors, at each director’s election. The shares of common stock issued are not subject to vesting provisions because these payments, in lieu of cash, are related to fees earned for services performed.
Prior to the Listing, pursuant to our employee and director incentive restricted share plan (as amended, the “RSP”), each person serving as an independent director received an automatic grant of $30,000 in restricted shares on the date of initial election to the Board of Directors and on the date of each annual stockholders’ meeting, in each case valued at the then-current estimated per-share net asset value of our common stock. The restricted shares vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.
In connection with Listing, the 2020 Equity Plan was adopted and replaced the RSP. Except as described herein there are no automatic grants made under the 2020 Equity Plan.
Following the Listing, starting with the annual award of restricted shares made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award of restricted shares made pursuant to the Individual Plan became $65,000. The restricted shares continue to vest over a five-year period following the first anniversary of the date of the annual meeting in increments of 20% per annum.

We also pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company, in the following amounts:
•$2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours, or
•$5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours.
In either of the cases above, we will reimburse, to the extent not otherwise reimbursed, an independent director’s reasonable expenses associated with attending external seminars, conferences, panels, forums or other industry-related events. An independent director cannot be paid or reimbursed for attending a single external seminar, conference, panel, forum or other industry-related event by us and another company for which he or she is a director.
The following table sets forth information regarding compensation of our directors during the year ended December 31, 2021:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Edward M. Weil, Jr.	—	—		—	—	—	—	—
Elizabeth K. Tuppeny	113,250	65,000	(2)	—	—	—	—	178,250
Lee M. Elman	60,750	65,000	(2)	—	—	—	—	125,750
Abby M. Wenzel	58,250	65,000	(2)	—	—	—	—	123,250
_______
(1) Value of awards of restricted shares calculated based on their grant date fair value computed in accordance with FASB ASC Topic 718. All assumptions made in the valuations are contained and described in Note 11 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Awards vest annually over a five-year period in equal installments. As of December 31, 2021, Ms. Tuppeny, Ms. Wenzel and Mr. Elman each held approximately 8,391 unvested restricted shares of Common Stock.
(2) Consists of 7,182 restricted shares granted to each independent director on May 14, 2021.

Share-Based Compensation
We have an equity plan for the Advisor, the Advisor Plan, and an equity plan for individuals, the Individual Plan, which we refer to, together, as the 2020 Equity Plan. The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Awards under the Individual Plan is open to the Company’s directors, officers and employees (if the Company ever has employees), employees, officers and directors of the Advisor and as a general matter, employees of affiliates of the Advisor that provide services to the Company. Awards under the Advisor Plan may only be granted to the Advisor and its affiliates.
The 2020 Equity Plan was adopted in connection with the Listing and replaced the RSP. Following the effectiveness of the 2020 Equity Plan at the Listing, no further awards can be granted under the RSP; provided, however, any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, remain in effect in accordance with their terms and the terms of the RSP, until all those awards are exercised, settled, forfeited, canceled, expire or otherwise terminated. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares, the 2020 Equity Plan also permits awards of RSUs, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2020 Equity Plan has a term of ten years, expiring August 18, 2030. The number of shares of the Company’s capital stock that may be issued or subject to awards under the 2020 Equity Plan, in the aggregate, is equal to 20.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. See “Compensation Committee” above for information regarding our compensation committee’s delegation of authority to our chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to us, subject to certain limits and restrictions imposed by the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of shares of common stock as of March 17, 2022, in each case including shares of common stock which may be acquired by such persons within 60 days, by:
•each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock based solely upon the amounts and percentages contained in the public filings of such persons;
•each of the Company’s named executive officers and directors; and
•all of the Company’s executive officers and directors as a group.

	Class A Common Stock
Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Bellevue Capital Partners, LLC (2)	1,085,266	8.1%
Morgan Stanley (3)	1,229,576	9.2%
Edward M. Weil, Jr. (4)	12,210	*
Christopher J. Masterson	—	—
Elizabeth K. Tuppeny (5)	22,936	*
Lee M. Elman (5)	13,590	*
Abby M. Wenzel (5)	20,845	*
All directors and executive officers as a group (five persons)	69,581	*
_________
* Less than 1%.
(1) Unless otherwise indicated, the business address of each individual or entity listed in the table is 650 Fifth Avenue, 30th Floor, New York, New York 10019. Unless otherwise indicated, the individual or entity listed has sole voting and investment power over the shares listed.
(2) Includes the shares beneficially owned by its managing member and excludes the shares beneficially owned by Mr. Weil. The business address of Bellevue Capital Partners, LLC and its managing member is 222 Bellevue Avenue, Newport, Rhode Island 02840. Bellevue Capital Partners, LLC and its sole managing member share voting and dispositive power over 1,085,266 shares. The information contained herein with respect to Bellevue Capital Partners, LLC is based solely on the Amendment No. 2 to the Schedule 13D filed by Bellevue Capital Partners, LLC with the SEC on March 18, 2022.
(3) The business address of Morgan Stanley is 1585 Broadway, New York, New York 10036. Morgan Stanley has no sole voting power over shares, no shared voting power over shares, no sole dispositive power over shares and shared dispositive power over 1,229,576 shares. The information contained herein with respect to Morgan Stanley is based solely on the Schedule 13G filed by Morgan Stanley with the SEC on February 11, 2022.
(4) Mr. Weil, our executive chairman, chief executive officer, president and secretary, is also the chief executive officer of AR Global. While Mr. Weil has a non-controlling interest in the parent of AR Global, Mr. Weil does not have direct or indirect voting or investment power over any shares that AR Global or the parent of AR Global may own and Mr. Weil disclaims beneficial ownership of such shares. Accordingly, the shares included as beneficially owned by Mr. Weil do not include the 88,880 shares of Class A common stock that are directly or indirectly beneficially owned by AR Global or the 56,091 shares of Class A common stock that are directly or indirectly beneficially owned by the parent of AR Global.
(5) Includes approximately 8,391 unvested restricted shares of Class A common stock.
Securities Authorized for Issuance Under Equity Compensation Plans.
Prior to the listing of our Class A Class A common stock on the NYSE, our board of directors had adopted the RSP. Effective on August 18, 2020, our board of directors adopted the Advisor Plan and the Individual Plan. The 2020 Equity Plan was adopted and replaced the RSP. Also, we have granted an award of LTIP Units to the Advisor pursuant to the 2020 OPP. In March 2022, the compensation committee delegated authority to our chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to us, including our chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to our chief financial officer, including any award of restricted shares recommended by our chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.

The following table sets forth information regarding securities authorized for issuance under our 2020 Equity Plan and LTIP Units awarded under the 2020 OPP as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	4,012,841	(1)	—	2,634,002	(2)
Total	4,012,841		—	2,634,002
________
(1) Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2020 OPP. These LTIP Units may be earned by the Advisor if we achieve threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period that commenced on August 18, 2020 and will end on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. The award of the LTIP Units pursuant to the 2020 OPP is independent of awards pursuant to, and is not an award under the 2020 Equity Plan. For additional information on the 2020 OPP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
(2) The total number of shares granted as awards under the 2020 Equity Plan shall not exceed 20.0% of our outstanding shares of common stock on a fully diluted basis at any time. The total number of shares that may be issued under or subject to awards under the 2020 Equity Plan is 20.0% of our outstanding shares of common stock on a fully diluted basis at any time. As of December 31, 2021, we had 13,277,738 shares of our common stock issued and outstanding on a fully diluted basis, and 21,546 shares of our Class A common stock had been issued under or were subject to awards under the 2020 Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Edward M. Weil, Jr., our executive chairman, chief executive officer, president and secretary, also is the chief executive officer, president and secretary of the Advisor and the Property Manager. Christopher J. Masterson, our chief financial officer and treasurer, also is the chief financial officer and treasurer of the Advisor and the Property Manager.
The Advisor and the Property Manager are owned and controlled directly or indirectly by AR Global. Mr. Weil, our executive chairman, chief executive officer, president and secretary, is the chief executive officer of AR Global and has a non-controlling interest in the parent of AR Global.
Advisor
Pursuant to the Advisory Agreement, the Advisor manages our day-to-day operations. The initial term of the Advisory Agreement ends in July 2030, and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. We may only elect not to renew the Advisory Agreement on this basis with the prior approval of at least two-thirds of our independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if we make this election.
Asset Management Fees and Variable Management/Incentive Fees
We pay the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on our Class A common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
We also pay the Advisor to an incentive variable management fee, payable quarterly in arrears. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the impact of the series of corporate actions the Company implemented in anticipation of listing which resulted in the bifurcation of its common stock into Class A Common Stock and Class B Common Stock in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). Prior to this amendment, the variable management fee was equal to (i) the product of   (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of  $0.06, plus (ii) the product of  (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of  $0.08. Following the August 2020 amendment, the quarterly thresholds of Core Earnings Per Adjusted Share increased from $0.06 and $0.08 to $0.1458 and $0.1944. No incentive variable management fees were earned in the years ended December 31, 2021 or 2020.
Both the base asset management fee and variable management fee are payable in cash, shares of Class A common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. Pursuant to a side letter, the Advisor has agreed to, from February 4, 2022 until August 4, 2022, immediately invest all base asset management fee and variable management fee received by the Advisor in shares of Class A common Stock.
During the years ended December 31, 2021 and 2020, the Company paid base asset management fees in cash of  $6.0 million and $6.0 million, respectively. No variable management fees were paid during the years ended December 31, 2021 and 2020.
Class A Unit Redemption
On August 18, 2020, the date of the Listing, the limited partnership agreement of the OP was amended and restated (as so amended and restated, the “A&R OP Agreement”). Among other things, the A&R OP Agreement describes the procedures pursuant to which holders of Class A Units may redeem all or a portion of their Class A Units on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof. The A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act, the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the A&R OP Agreement.
Prior to October 1, 2015, for its asset management services provided under the advisory agreement, the Company caused the OP to issue 65,498 of Class B Units (52,398 of which were still held by the Advisor at the time of the Listing), after giving effect to the Reverse Stock Split, in connection with the arrangement. The Class B Units were intended to be profits interests that would vest, and no longer subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company to its stockholders equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, (the “Economic Hurdle”); (b) any one of the following events occurred concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the OP was a party, as a result of which OP units or the Company’s common stock were exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle had been met; and (c) the Advisor pursuant to the advisory agreement was providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above (the “performance condition”).
Pursuant to the limited partnership agreement to the OP, the Advisor was entitled to receive distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. As a result of the Listing, which satisfied the performance condition, and the prior determination by the Company’s independent directors that the Economic Hurdle had been satisfied, the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s independent directors, 52,398 of Class A Units, which were then held by the Advisor, were redeemed for an equal number of newly issued shares of Class A common stock in accordance with the redemption provisions contained in the A&R OP Agreement.
Professional Fees and Other Reimbursements
We are required to pay directly or reimburse the Advisor monthly in arrears, for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services it provides to us under the Advisory Agreement, subject to the following limitations:
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
•With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (which may include the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i) $2.6 million, or
(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
Professional fees and other reimbursements for the years ended December 31, 2021 and 2020 were $4.1 million and $3.6 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the years ended December 31, 2021 and 2020 were $3.0 million and $3.0 million, respectively, of which $0.4 million and $0.4 million, respectively, related to administrative and overhead expenses and $2.6 million and $2.6 million, respectively, were for salaries, wages, and benefits. The 2019 bonus reimbursement received from the Advisor discussed below was not included in the assessment of whether reimbursement expense limits were met for the year ended December 31, 2020.
As part of the reimbursement of the salaries, wages, and benefits of all employees of the Advisor or its affiliates, the Company paid approximately $0.9 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during the calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Mr. Weil., the Company’s chief executive officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards that were to be paid to employees of the Advisor or its affiliates by $0.4 million and that were to be reimbursed by the Company. As a result, during the year ended December 31, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s independent directors, the $0.4 million receivable was paid to the Company over a 10-month period from January 2021 through October 2021.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates continued to be expensed and reimbursed on a monthly basis during 2020, and in 2021 bonuses were again expensed in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Termination Payments
The Advisory Agreement requires the Company to pay a termination fee to the Advisor if the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Advisory Agreement). The termination fee is equal to $15.0 million plus an amount equal to the product of: (i) four multiplied by (ii) applicable Subject Fees (as defined in the Advisory Agreement). The “Subject Fees” are equal to: (i) the product of  (a) 12, multiplied by (b) the actual base management fee for the month immediately prior to the month in which the Advisory Agreement is terminated, plus (ii) the product of  (x) four multiplied by (y) the actual variable management fee for the quarter immediately prior to the quarter in which the Advisory Agreement is terminated, plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity issued by the Company and its subsidiaries in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Advisory Agreement is terminated.
In connection with the termination or expiration of the Advisory Agreement, the Advisor will be entitled to receive (in addition to any termination fee) all amounts then accrued and owing to the Advisor, including an amount equal to then-present fair market value of its shares of common stock and interest in the OP.
Multi-Year Outperformance Award
On August 18, 2020, the date of the Listing, the Company, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award of the LTIP Units pursuant to the 2020 OPP is independent of awards pursuant to, and is not an award under, the 2020 Equity Plan.
Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit (“Master LTIP Unit”). On September 30, 2020, the 30th trading day following August 18, 2020, in accordance with its terms, the Master LTIP Unit automatically converted into 4,012,841 LTIP Units, equal to the quotient of $50.0 million divided by $12.46, which represented the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This number of LTIP Units represents the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
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
The other half of the LTIP Units (the “Relative TSR LTIP Units”) are eligible to be earned as of the last day of the performance period if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR for the performance period exceeds the average TSR for the performance period of a peer group consisting of Empire State Realty Trust, Inc., Franklin Street Properties Corp., Paramount Group, Inc. and Clipper Realty Inc. as follows:

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
Until an LTIP Unit is earned, the holder of the LTIP Unit is entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions on Class A Units equal dividends paid on Class A Common Stock. Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited. For the years ended December 31, 2021 and 2020, the Company paid $160,000 and $20,000, respectively, of distributions to the holders of LTIP Units. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the last day of the performance period, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A Common Stock or the cash equivalent thereof.
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
The award of LTIP Units under the 2020 OPP is administered by the compensation committee, provided that any of the compensation committee’s powers can be exercised instead by our board of directors if our board of directors so elect. Promptly following the performance period, the compensation committee will determine the number of LTIP Units earned, (if any) based on a calculations prepared by an independent consultant engaged by the committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any LTIP Units or any Class A Units into which LTIP Units may be converted in accordance with the terms of the A&R OP Agreement. Any LTIP Units that are not earned will automatically be forfeited effective as of the end of the performance period and neither the Company nor the OP will be required to pay any future consideration in respect thereof.
Listing Note
On August 18, 2020, effective at the Listing, the OP entered into a listing note agreement (the “Listing Note”) with the New York City Special Limited Partnership, LLC (the “Special Limited Partner”), a subsidiary of AR Global which is also the special limited partner of the OP. The Listing Note was required in connection with the Listing pursuant to the limited partnership agreement to the OP in effect prior to the Listing and is evidence of the Special Limited Partner’s right to receive incentive listing distributions from the OP with respect to its special limited partner interest in the OP. Under the Listing Note, the aggregate amount of these distributions is equal to:
•15.0% of the difference (to the extent the result is a positive number) between the sum of (i)(A) the average closing price of the shares of Class A common stock over the Measurement Period (as defined below) multiplied by the number of shares of common stock issued and outstanding as of the Listing, plus (B) the sum of all distributions or dividends (from any source) paid by the Company to the holders of its common stock prior to the Listing, and (ii)(X) the aggregate purchase price (without deduction for organization and offering expenses or any other underwriting discount, commissions or offering expenses) in the initial public offering of the Company’s common stock, plus (Y) the total amount of cash that, if distributed to the stockholders who purchased shares of the Company’s common stock in the initial public offering, would have provided those stockholders with a 6% cumulative, non-compounded, pre-tax annual return on the aggregate purchase price of shares sold in the initial public offering through the Listing, minus
•any distributions of net sales proceeds made to the Special Limited Partner prior to the end of the Measurement Period.
The “Measurement Period” will be the period of 30 consecutive trading days beginning on February 9, 2022.
The Special Limited Partner has the right to receive distributions determined by us to be net sales proceeds until the Listing Note is paid in full. The Special Limited Partner may, at any time after the amount of distributions payable pursuant to the Listing Note is determined, exchange its entire special limited partnership interest in the OP for Class A Units that have a value equal to the amount of distributions the Special Limited Partner would have been entitled to receive. These Class A Units may then be redeemed by the Special Limited Partner on a one-for-one basis for, at the Company’s election, shares of Class A Common Stock or the cash equivalent thereof.
Property Manager
Pursuant to our property management and leasing agreement with the Property Manager, we pay the Property Manager a property management fee for all our properties (except any of our properties that are or become subject to a separate property management agreement with the Property Manager) equal to: (i) for non-hotel properties, 3.25% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. Pursuant to the property management and leasing agreement, we also reimburse the Property Manager for property-level expenses. These reimbursements are not limited in amount and may include reasonable salaries, bonuses and benefits of individuals employed by the Property Manager, except for the salaries, bonuses and benefits of individuals who also serve as one of our executive officers or as an executive officer of the Property Manager or any of its affiliates. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The term of this property management agreement is coterminous with the term of the Advisory Agreement.
For two of our properties, we have entered into a separate property management and leasing agreement on substantive terms that are substantially identical to the terms of our other property management and leasing agreement with the Property Manager, except that this property management and leasing agreement has an initial term of one year that has been automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives sixty (60) days’ written notice to the other parties of its intention to terminate.
During the years ended December 31, 2021 and 2020, we paid property management fees of  $1.6 million and $1.6 million, respectively. During the years ended December 31, 2021 and 2020, we did not pay any market-based leasing commissions and did not reimburse the Property Manager for property-level expenses.
Waiver Agreements
On February 4, 2022, our board of directors granted (i) a waiver from the Aggregate Share Ownership Limit, as defined and contained in Section 5.7 of our charter, to permit each of the Advisor, the parent of AR Global, Mr. Weil and their respective affiliates and certain other entities and individuals who would be treated as Beneficially Owning or Constructively Owning (each as defined in our charter) shares of Common Stock held by either or both of the Advisor and the parent of AR Global, including Mr. Weil, to Beneficially Own or Constructively Own shares of Common Stock in an amount up to 20% of the outstanding shares of Common Stock (subject to certain constraints for each such entity and individual on the total actual ownership of shares of Common Stock by such entities and individuals that equals 20% of the outstanding shares of Common Stock in the aggregate), to the extent and on the terms set forth in each ownership limit waiver agreement (collectively, the “Charter Ownership Limit Waiver Agreements”); and (ii) a waiver from the provisions contained in Section 1.1 of the Amended and Restated Rights Agreement, dated August 17, 2020 (as amended by Amendment No. 1 dated August 12, 2021, the “Rights Plan”), to permit each party to the Charter Ownership Limit Waiver

Agreements to Beneficially Own (as defined in the Rights Plan) shares of Common Stock to the maximum extent allowed by the Charter Ownership Limit Waiver Agreements without being deemed an “Acquiring Person” under Section 1.1 of the Rights Plan, subject to the terms set forth in the rights plan waiver agreement. The terms and conditions of the Charter Ownership Limit Waiver Agreements entered into with each of these entities or individuals are the same except for the actual number of shares of Common Stock the entities or individuals may own or acquire. In no event may the number of shares of Common Stock Beneficially Owned or Constructively Owned by these entities and individuals exceed 20% of the outstanding shares of Common Stock. All other terms and conditions contained in our charter will otherwise continue to apply to the shares of Common Stock that the entities or individuals may own or acquire.
Indemnification Obligations
Subject to conditions and exceptions, the Company has agreed to indemnify the Advisor and its affiliates, including their respective officers, directors, partners and employees, from and against all losses, claims, damages, or losses and related expenses (including reasonable attorneys’ fees) arising in the performance of their duties under the Advisory Agreement.
We have entered into indemnification agreements with the Advisor and certain of its affiliates, each of our directors and officers, and certain former directors and officers, providing that we will indemnify them to the extent permitted by Maryland law and our charter and advance expenses to them in connection with claims or liability they may become subject to due to their service to us consistent with the provisions of our charter and Maryland law.
We have not paid the Advisor or any of its affiliates for any amounts pursuant to these obligations through the date of this Annual Report on Form 10-K.
Certain Conflict Resolution Procedures
Every transaction that we enter into with the Advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any of these entities in the event of a default by or disagreement with or in invoking powers, rights or options pursuant to any agreement between us and the Advisor or any of its affiliates.
Prior to the Listing, we had a conflicts committee responsible for reviewing and evaluating all related party transactions, including all transactions in which we, on the one hand, and the Advisor, AR Global or any of their affiliates, on the other hand, are involved. Effective at the Listing, our conflicts committee dissolved, and our nominating and corporate governance committee was established and became responsible for reviewing and evaluating all related party transactions. All related party transactions during the years ended December 31, 2020 and 2021 and during the period from January 1, 2022 through the date of this Annual Report were approved in accordance with the applicable Company policies consistent with the conflicts committee charter or nominating and corporate governance committee charter, as applicable. Either our conflicts committee, nominating corporate governance or our independent directors acting as a group or as a special committee, has determined that each related party transaction was in the best interests of the Company.
In addition, the Advisory Agreement limits our ability to enter into transactions with the Advisor and its affiliates as follows:
•If we propose to enter into any transaction in which the Advisor, any affiliate of the Advisor or any of the Advisor’s directors or officers has a direct or indirect interest, then the transaction must be approved by a majority of our directors not otherwise interested in the transaction, including a majority of our independent directors.
•We may not make loans to the Advisor or any of its affiliates except mortgages or loans to wholly owned subsidiaries of ours. The Advisor and its affiliates may not make loans to us, or to any joint venture or partnership or other similar arrangements in which we are a co-venturer, limited liability company member, limited partner or general partner, which are established to acquire or hold our investments, unless approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive, and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.
•We may enter into joint ventures or other similar arrangements with the Advisor or its affiliates provided that (a) a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approves the transaction as being fair and reasonable to us, and (b) the investment by us is on substantially the same terms as those received by other joint venturers.
Director Independence
Our board of directors has currently set the number of directors at four. As required by the NYSE, a majority of our directors must be “independent.” Our board of directors has considered the independence of each director in accordance with the elements of independence set forth in the listing standards of the NYSE, the Exchange Act and SEC rules. Based upon information provided by each director, the nominating and corporate governance committee and our board of directors have each affirmatively determined that each of Mr. Elman, Ms. Tuppeny and Ms. Wenzel has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and is “independent” within the meaning of the applicable listing standards of the NYSE as well as the requirements set forth in the Exchange Act and SEC rules applicable to the committees on which each of them serve.

Item 14. Principal Accounting Fees and Services.
The following describes the fees billed by PwC for services rendered to the Company for the years ended December 31, 2020 and 2021.
Fees
The aggregate fees billed (or expected to be billed) to us for professional services rendered by PwC, all of which have been approved by the audit committee, for and during the years ended December 31, 2021 and December 31, 2020, are as follows:
Audit Fees
Professional services relating to audits of our annual consolidated financial statements, reviews of our quarterly SEC filings, issuance of a comfort letter and consents and review of proxy and other registration statements, and other audit services related to a statutory audit requirement. Aggregate audit fees billed for the years ended December 31, 2021 and December 31, 2020 were approximately $926,000 and $1,086,400, respectively.
Audit Related Fees
Audit and other assurance related services relating to individual real estate properties that are required under local tax law. There were no audit related fees billed for the years ended December 31, 2021 or December 31, 2020, respectively.
Tax Fees
There were no tax compliance fees billed by PwC for the years ended December 31, 2021 or December 31, 2020, respectively.
All Other Fees
There were no other fees for the years ended December 31, 2021 or December 31, 2020, respectively.
Pre-Approval Policies and Procedures
In considering the nature of the services provided by the independent registered public accounting firm, our audit committee determined that such services are compatible with the provision of independent audit services. Our audit committee discussed these services with the independent registered public accounting firm and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by PwC were pre-approved by the audit committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
    See the Index to Consolidated Financial Statements at page F-1 of this report.
    The following financial statement schedule is included herein at page F-43 of this report:
    Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019.

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
3.8 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.9 *	Articles Supplementary reclassifying Class B common stock into Class A common stock
4.1 (5)	Amended and Restated Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of August 18, 2020
4.2 (5)	Amended and Restated Distribution Reinvestment Plan of New York City REIT, Inc.
4.3 (5)	Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust
4.4 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5 (19)
Amendment, dated as of August 12, 2021, to the Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent

4.6 (20)	Certificate of Notice of New York City REIT, Inc.
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

10.16 (1)	Loan Agreement, dated as of April 13, 2018, by and among ARC NYC400E67, LLC and ARC NYC200RIVER01, LLC, as borrowers, and Societe Generale, as lender.

Exhibit No.	Description
10.17 (1)	Guaranty of Recourse Obligations made by New York City Operating Partnership, L.P., as guarantor, in favor of Societe Generale, dated as of April 13, 2018.
10.18 (15)	Term Loan Agreement, dated as of April 26, 2019 between ARC NYC570SEVENTH, LLC, as borrower, Capital One, National Association, as administrative agent, and the lenders party thereto.
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

10.25 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of August 18, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.26 (5)	2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.27 (5)	2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.28 (15)	Equity Distribution Agreement, dated October 1, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P., Truist Securities, Inc. and B. Riley Securities, Inc.
10.29 (18)	Form of Restricted Share Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.30 *	Form of Stock Award Agreement pursuant to the 2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.31 *	Form of Stock Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.32 (21)
Waiver and Amendment to Term Loan Agreement, dated as of March 2, 2022 between ARC NYC570SEVENTH, LLC, as borrower, Capital One, National Association, as administrative agent, and the lenders party thereto.

10.33 (20)
Side Letter, dated February 4, 2022, to the Second Amended and Restated Advisory Agreement, dated as of November 16, 2018, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.34 (20)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and Edward M. Weil, Jr.
10.35 (20)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.36 (20)	Rights Plan Waiver Agreement, dated February 4, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(18)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021.
(19)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021.
(20)Filed as an exhibit to our Form 8-K filed with the SEC on February 4, 2022.
(21)Filed as an exhibit to our Form 8-K filed with the SEC on March 4, 2022.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March 2022.

NEW YORK CITY REIT, INC.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 18, 2022
Edward M. Weil, Jr.

/s/ Christopher J. Masterson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2022
Christopher J. Masterson

/s/ Lee M. Elman	Independent Director and Audit Committee Chair	March 18, 2022
Lee M. Elman

/s/ Elizabeth K. Tuppeny	Lead Independent Director and Nominating and Corporate Governance Committee Chair	March 18, 2022
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director and Compensation Committee Chair	March 18, 2022
Abby M. Wenzel

NEW YORK CITY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of New York City REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New York City REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment Assessment of Real Estate Investments, including Acquired Intangible Assets and Below-Market Lease Liabilities
As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2021, the consolidated real estate investments balance, net of accumulated depreciation and amortization, was $694.8 million, a portion of which related to acquired intangible assets, and the consolidated below-market lease liabilities, net, balance was $4.2 million. During 2021, management recorded an impairment charge of $1.5 million. Management periodically assesses whether there are any indicators that the value of the real estate investments and acquired intangible assets may be impaired or that their carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or a likely disposition of the property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that management expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. Management estimates the expected future operating income using in place contractual rent and market rents. Management estimates the lease up period, market rents, and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, management would recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties to be held and used, management estimates the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value,

Report of Independent Registered Public Accounting Firm
and discount rate. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated costs to dispose of the asset.
The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments, including acquired intangible assets, and below market lease liabilities is a critical audit matter are (i) the significant judgment by management to identify indicators that the carrying amounts may not be recoverable, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s evaluation of impairment indicators, (ii) the significant judgment by management when determining the undiscounted cash flows of a property’s asset group, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to the market rents, the market capitalization rates used in determining residual values, and the lease up period (iii) the significant judgment by management when developing the fair value of a property’s asset group, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market rents, the market capitalization rates used in determining residual values, the lease up period, and the discount rate, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s assessment of the impairment indicators, (ii) testing management’s process for determining the estimated future undiscounted cash flows and for developing the fair value used in the impairment assessment of a property’s asset group, (iii) evaluating the appropriateness of the undiscounted cash flow and discounted cash flow models, (iv) testing the completeness and accuracy of underlying data used in the models, and (v) evaluating the reasonableness of the significant assumptions relating to the market rents, the market capitalization rates used in determining residual values, and lease up period used in both the undiscounted and discounted cash flow models, as well as the discount rate used in the discounted cash flow model. For certain property asset groups, professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the management’s significant assumptions relating to the market rents, the market capitalization rates used by management in determining residual values, the lease up period, and the discount rate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2022

We have served as the Company’s auditor since 2019.

NEW YORK CITY REIT, INC

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate investments, at cost:
Land	$192,600	$193,658
Buildings and improvements	572,576	568,861
Acquired intangible assets	87,478	98,118
Total real estate investments, at cost	852,654	860,637
Less accumulated depreciation and amortization	(157,880)	(139,666)
Total real estate investments, net	694,774	720,971
Cash and cash equivalents	11,674	30,999
Restricted cash	16,754	8,995
Operating lease right-of-use asset	55,167	55,375
Prepaid expenses and other assets (including amounts due from related parties of $0 and $435 at December 31, 2021 and 2020, respectively)	9,293	12,953
Straight-line rent receivable	25,838	22,050
Deferred leasing costs, net	9,551	10,503
Total assets	$823,051	$861,846

LIABILITIES AND EQUITY
Mortgage notes payable, net	$398,117	$396,574
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $141 and $0 at December 31, 2021 and 2020, respectively)	8,131	6,916
Operating lease liability	54,770	54,820
Below-market lease liabilities, net	4,224	14,006
Derivative liability, at fair value	1,553	3,405
Deferred revenue	5,120	4,558
Total liabilities	471,915	480,279

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 13,277,738 and 12,802,690 shares issued and outstanding as of December 31, 2021 and 2020, respectively	133	129
Additional paid-in capital	691,118	686,715
Accumulated other comprehensive loss	(1,553)	(3,404)
Distributions in excess of accumulated earnings	(350,709)	(305,882)
Total stockholders’ equity	338,989	377,558
Non-controlling interests	12,147	4,009
Total equity	351,136	381,567
Total liabilities and equity	$823,051	$861,846

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue from tenants	$70,219	$62,895	$70,530

Operating expenses:
Asset and property management fees to related parties	7,554	7,577	7,327
Property operating	33,363	32,283	31,177
Impairment of real estate investments	1,452	—	—
Acquisition, transaction and other costs	—	—	13
Listing expenses	—	1,299	—
Vesting and conversion of Class B Units	—	1,153	—
Equity-based compensation	8,475	3,874	86
General and administrative	8,704	7,571	6,346
Depreciation and amortization	31,057	31,747	31,161
Total operating expenses	90,605	85,504	76,110
Operating loss	(20,386)	(22,609)	(5,580)
Other income (expenses):
Interest expense	(19,090)	(19,140)	(17,157)
Other income	47	787	847
Total other expenses	(19,043)	(18,353)	(16,310)
Net loss before income taxes	(39,429)	(40,962)	(21,890)
Income tax expense	(37)	—	—
Net loss and Net loss attributable to common shareholders	$(39,466)	$(40,962)	$(21,890)

Other comprehensive loss:
Change in unrealized loss on derivative	1,851	(2,077)	(1.327)
Comprehensive loss	$(37,615)	$(43,039)	$(23,217)

Weighted average common shares outstanding — Basic and Diluted	12,983,168	12,767,380	12,748,923
Net loss per common share attributable to common stockholders — Basic and Diluted	$(3.05)	$(3.21)	$(1.72)

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
-

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	12,753,271	128	685,940	—	(242,388)	443,680	—	443,680
Equity-based compensation	1,828	—	86	—	—	86	—	86
Net loss	—	—	—	—	(21,890)	(21,890)	—	(21,890)
Other comprehensive loss	—	—	—	(1,327)	—	(1,327)	—	(1,327)
Balance, December 31, 2019	12,755,099	128	686,026	(1,327)	(264,278)	420,549	—	420,549
Redemption of fractional shares of common stock, including unvested restricted shares	(6,672)	—	(328)	—	—	(328)	—	(328)
Vesting, conversion and exchange of Class B Units	52,398	1	921	—	—	922	231	1,153
Redemption of OP Units	37	—	—	—	—	—	—	—
Equity-based compensation	1,828	—	96	—	—	96	3,778	3,874
Dividends declared, $0.04889 per share	—	—	—	—	(622)	(622)	—	(622)
Distributions to non-controlling interest holders	—	—	—	—	(20)	(20)	—	(20)
Net loss	—	—	—	—	(40,962)	(40,962)	—	(40,962)
Other comprehensive loss	—	—	—	(2,077)	—	(2,077)	—	(2,077)
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Proceeds from sale of Common Stock, net	466,651	4	4,248	—	—	4,252	—	4,252
Repurchase and cancellation of common stock	(26,236)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(13)	—	—	—	—	—	—	—
Redemption of Class A Units	13,100	—	230	—	—	230	(230)	—
Equity-based compensation	21,546	—	108	—	—	108	8,368	8,476
Dividends declared, $0.40 per share	—	—	—	—	(5,201)	(5,201)	—	(5,201)
Distributions paid to non-controlling interest holders	—	—	—	—	(160)	(160)	—	(160)
Net loss	—	—	—	—	(39,466)	(39,466)	—	(39,466)
Other comprehensive loss	—	—	—	1,851		1,851	—	1,851
Balance, December 31, 2021	13,277,738	$133	$691,118	$(1,553)	$(350,709)	$338,989	$12,147	$351,136

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(39,466)	$(40,962)	$(21,890)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,057	31,747	31,161
Amortization of deferred financing costs	1,543	1,543	1,304
Accretion of below- and amortization of above-market lease liabilities and assets, net	(8,671)	(3,026)	(1,563)
Equity-based compensation	8,475	3,874	86
Impairments of real estate investments	1,452	—	—
Tenant Improvement - Terminations	79	—	—
Vesting and conversion of Class B Units	—	1,153	—
Changes in assets and liabilities:
Straight-line rent receivable	(3,788)	(402)	(5,219)
Straight-line rent payable	109	109	110
Prepaid expenses, other assets and deferred costs	843	(7,377)	(1,925)
Accounts payable, accrued expenses and other liabilities	(111)	(545)	(2,149)
Deferred revenue	562	308	(1,518)
Net cash used in operating activities	(7,916)	(13,578)	(1,603)
Cash flows from investing activities:
Investments in real estate	—	—	(38,265)
Capital expenditures	(3,375)	(3,755)	(7,709)
Net cash used in investing activities	(3,375)	(3,755)	(45,974)
Cash flows from financing activities:
Proceeds from mortgage note payable	—	—	55,000
Payment of mortgage note payable	—	—	—
Payments of financing costs	—	—	(3,927)
Common stock issuance proceeds, net	5,269	—	—
Dividends paid on common stock	(5,201)	(622)	—
Redemption of fractional shares of common stock and restricted shares	—	(328)	—
Distributions to non-controlling interest holders	(160)	(20)	—
Repurchases of common stock	(183)	—	—
Net cash provided by financing activities	(275)	(970)	51,073
Net change in cash, cash equivalents and restricted cash	(11,566)	(18,303)	3,496
Cash, cash equivalents and restricted cash, beginning of period	39,994	58,297	54,801
Cash, cash equivalents and restricted cash, end of period	$28,428	$39,994	$58,297

Cash and cash equivalents	$11,674	$30,999	$51,199
Restricted cash	16,754	8,995	7,098
Cash, cash equivalents and restricted cash, end of period	$28,428	$39,994	$58,297

Supplemental Disclosures:
Cash paid for interest	$17,552	$16,721	$15,505

Non-Cash Investing and Financing Activities:
Proceeds from mortgage notes payable used to fund acquisition of real estate	$—	$—	$51,000
Mortgage note payable used to acquire real estate investments	—	—	(51,000)
Accrued capital expenditures	1,326	428	726
Prepaid common stock issuance costs related to 2021 common stock issuances	1,017	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that invests primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of December 31, 2021, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
On August 18, 2020 (the “Listing Date”), the Company listed shares of Class A common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYC” (the “Listing”). In anticipation of the Listing, the Company implemented a series of corporate actions which resulted in the bifurcation of the Company’s common stock into Class A common stock and Class B common stock in a net reduction of 2.43 shares for every one share of common stock outstanding prior to these corporate actions (the “Reverse Stock Split”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of the Listing, the Company listed only shares of Class A common stock, which represented approximately 25% of the Company’s outstanding shares of common stock, on the NYSE when trading commenced. The Company’s other class of outstanding stock is Class B common stock, which comprised approximately 75% of its outstanding shares of common stock at that time. The first of three equal tranches of shares of Class B common stock that were not listed on the NYSE on the Listing Date converted into 3,189,204 shares of Class A common stock and the shares were listed on the NYSE on December 16, 2020. On February 26, 2021, the Company’s board of directors approved an advancement of the automatic conversion date for the second tranche of shares of Class B common stock from April 15, 2021 to March 1, 2021. Accordingly, the second tranche of shares of Class B common stock converted into 3,176,127 shares of Class A common stock and were listed on the NYSE on March 1, 2021. Following a determination by our board of directors, the third and final tranche of shares of Class B common stock converted into 3,176,114 shares of Class A common stock and were listed on the NYSE on August 13, 2021. For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
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
December 31, 2021

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
During the fourth quarter of 2020, the Company also recorded an adjustment to increase depreciation expense by approximately $0.3 million related to certain historical errors that occurred in the prior annual period result of placing construction in progress projects into service in the wrong periods, resulting in an understatement of depreciation expense in those periods. The Company concluded that these errors noted above were not material to the current period or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the fourth quarter of 2020.
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. Prior to the Listing, the Advisor held 37 units of limited partnership designated as “Class A Units” (“Class A Units”), after giving effect to the Reverse Stock Split, which represented a nominal percentage of the aggregate OP ownership. These Class A Units were redeemed for an equal number of shares of Class A common stock on the Listing Date. Also, during the second quarter of 2021, 13,100 Class A Units held by a third party were redeemed for an equal number of Class A Common Stock. These Class A Units were still outstanding as of December 31, 2020 and represented a non-controlling interest in the OP.
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of December 31, 2021 and 2020. See Note 7 — Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The impact of the COVID-19 pandemic has evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area. Measures such as “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities for much of 2020 and early part of 2021 and required social distancing measures had resulted in closure and limitations on the operations of many businesses. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted along with other steps such as mandatory vaccination as rates of infection increase, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the SARS-CoV-2 virus. On March 7, 2022, New York City lifted its indoor mask and vaccine mandates. Some of the Company’s tenants operate businesses that require in-person interactions, such as retail stores, gyms, fitness studios and parking garages. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by the Company’s tenants.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of December 31, 2021. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of December 31, 2021 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country. Although New York City has lifted most COVID-19 restrictions on businesses, many offices have not yet reopened. The Company’s properties remain accessible to all tenants, although, even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. Some of these costs may be recoverable through reimbursement from tenants but others will be borne by the Company. In addition, one of the Company’s tenants, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. In the fourth quarter of 2020, the Company put Knotel on a cash basis of accounting and fully reserved all receivables from Knotel with the exception of security deposits held, which was reflected as a reduction in revenue from tenants during the period ended December 31, 2020. Management has already re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and the Company simultaneously entered into six -month license agreements with a new operator at both garage properties. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis. The Company has continued to experience delays in rent collections during 2021. During the year ended December 31, 2021, there has been no rental income received from any of the tenants that were previously placed on a cash basis, however, the Company did receive a lease termination fee of $1.4 million from one of the tenants that was placed on a cash basis in 2020. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in 2020 and 2021, the Company executed different types of lease amendments. These agreements included deferrals and abatements and, in some cases, extensions to the term of the leases. During the year ended December 31, 2021, the Company executed lease amendments with multiple tenants, which include deferrals, abatements, extensions to the terms of the lease, and in one instance, a reduction of the lease term.
As a result of the financial difficulties of the Company’s tenants and early lease terminations, the Company is in breach of debt covenants on mortgages secured by its 1140 Avenue of Americas, 9 Times Square, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches generally caused cash trap events, but not events of default. See Note 4 — Mortgage Notes Payable, Net for further details regarding these breaches.
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
December 31, 2021

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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2021, these leases had a weighted-average remaining lease term of 6.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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

(In thousands)	Future Base Rent Payments
2022	$54,196
2023	50,134
2024	48,268
2025	40,934
2026	35,683
Thereafter	199,592
Total	$428,807
    The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor under the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2021, 2020 and 2019, approximately $0.5 million, $0.1 million and $0.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date, and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal year ended 2021 and 2020, this assessment has included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants, in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis (see accounting policy above). Some of these reductions relate to tenants that terminated their leases early while others relate to leases that have not been paying rent and have been placed on a cash basis in accordance with ASC 842. There were no such reductions recorded for the years ended 2021 or 2019. During the year ended December 31, 2021, no rental income was received from any of the tenants that were previously placed on a cash basis, however, the Company did receive a lease termination fee of $1.4 million from two of the tenants that was placed on a cash basis in 2020 (see below).
In October 2021, the Company signed a termination agreement with the parking garage tenants at its 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard properties. The previous parking garage tenants have vacated the space and new tenants have signed lease agreements with us for the spaces in the fourth quarter of 2021. In addition, the Company recorded a termination fee for a tenant in its 9 Times Square property. These termination agreements required the tenants to pay termination fees aggregating $1.5 million to the Company, which was all received during the fourth quarter of 2021. The termination fees are recorded in revenue from tenants in the consolidated statements of operations and comprehensive loss.
In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas. The Company recorded revenue of approximately $0.3 million from Innovate NYC during the year ended December 31, 2021, which is considered non-lease income.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2021, 2020 or 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2021 and 2020, the Company did not have any properties held for sale.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of ASC 842 on January 1, 2019 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2021, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under a land lease which was previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the year ended December 31, 2021 or 2020 and the acquisition completed during the year ended December 31, 2019 was an asset acquisition.
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
December 31, 2021

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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships for the acquisition completed during the year ended December 31, 2019.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company did not have any dispositions during the years ended December 31, 2021, 2020 or 2019.
Impairment of Long Lived Assets
The Company periodically assesses whether there are any indicators that the value of a property may be impaired or that the carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or a likely disposition of a property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that the Company expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. The Company estimates the expected future operating income using in place contractual rent and market rents. The Company estimates the lease up period, market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. The Company estimates the expected approximate fair value of the property by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. The Company recorded an impairment charge during the year ended December 31, 2021 of $1.5 million for this property as it was determined that the carrying value exceeded the Company’s most recent estimate of the fair market value of the property, which was based on the estimated selling price. (see Note 3 — Real Estate Investments). The Company did not recognize any impairment charges for the years ended December 31, 2020 or 2019.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
During the year ended December 31, 2021, the Company accelerated amortization of the remaining unamortized balance of a below-market lease liabilities of approximately $7.9 million, the majority of which related to a terminated lease with a former parking garage tenant at our 200 Riverside Boulevard property. During the year ended December 31, 2020, the Company accelerated amortization of the remaining unamortized balance of certain above and below-market lease liabilities of $1.8 million.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2021 and 2020, the Company had cash and cash equivalents and restricted cash of $28.4 million and $40.0 million, of which $26.3 million and $38.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
A REIT may lease property on an arm's length basis to a TRS so long as no more than 10% of the property is rented to TRSs of the REIT and related parties. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas, which is a TRS. The Company leases property on an arm's length basis to Innovate NYC; that property represents 10% or less of the property the Company rents to its TRS (Innovate NYC) and related parties. As a result of launching Innovate NYC in 2021, the Company recorded a tax provision of $37,000 for the year ended December 31, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The Company had no REIT taxable income requiring distribution for each of the years ended December 31, 2021, 2020 and 2019. Accordingly, from a U.S. federal income tax perspective, 100% of distributions, or $0.40 per share for the year ended December 31, 2021 and 100% or $0.04889 per share for the year ended December 31, 2020 represented a return of capital. There were no distributions for the year ended December 31, 2019.
As of December 31, 2021, the Company had no material uncertain tax positions. The tax years subsequent to and including December 31, 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Adopted as of January 1, 2021
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The Company adopted the new guidance on January 1, 2021 and determined it did not have a material impact on its consolidated financial statements.
Pending Adoption as of December 31, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the year ended December 31, 2021. Also, there were no dispositions of real estate in the three year period ended December 31, 2021. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of December 31, 2021. However, during the year ended December 31, 2021, the Company recorded an impairment charge of $1.5 million for this property as it was determined that the carrying value exceeded the Company’s estimate of fair value of the property. The fair value measurement was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate (range of 7% to 8%), terminal capitalization rate (range of 7% to 9%), and estimated market rents (range of $40.00 per square foot to $50.00 per square foot).
Prior Year Acquisition
On July 17, 2019, the Company acquired a fee-simple interest in three condominium units located at 196 Orchard Street, New York, NY, 10002 (“196 Orchard Street”). The following table presents the allocation of real estate assets acquired and liabilities assumed during the year ended December 31, 2019.

Year Ended December 31,
(Dollar amounts in thousands)	2019
Real estate investments, at cost:
Land	55,548
Building and improvements	24,324
Total tangible assets	79,872
Acquired intangibles: (1)
In-place leases	7,852
Above-market lease assets	1,541
Total intangible assets, net	9,393
Total assets acquired, net	89,265
Mortgage notes payable used to acquire real estate investments	(51,000)
Cash paid for acquired real estate investment	$38,265
Number of properties purchased	1
________________
(1)Weighted-average remaining amortization periods for in-place leases and market lease and other intangible assets acquired during the year ended December 31, 2019 were 13.4 years and 13.4 years, respectively, as of the acquisition date.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Significant Tenants
As of December 31, 2021 and 2020 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$49,112	$33,431	$15,681	$56,280	$33,915	$22,365
Other intangibles	28,322	5,074	23,248	31,448	7,263	24,185
Above-market leases	10,044	6,734	3,310	10,390	6,017	4,373
Acquired intangible assets	$87,478	$45,239	$42,239	$98,118	$47,195	$50,923
Intangible liabilities:
Below-market lease liabilities	$13,275	$9,051	$4,224	$25,941	$11,935	$14,006
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
In-place leases (1)	$6,684	$8,150	$9,344
Other intangibles	937	1,165	1,165
Total included in depreciation and amortization	$7,621	$9,315	$10,509

Above-market lease intangibles (2)	$1,062	$1,219	$1,602
Below-market lease liabilities (3)	(9,782)	(4,294)	(3,213)
Total included in revenue from tenants	$(8,720)	$(3,075)	$(1,611)

Below-market ground lease, included in property operating expenses (4)	$49	$49	$48
____
(1) During the year ended December 31, 2021, in connection with leases that were terminated the Company accelerated the depreciation of approximately $1.1 million of in-place lease intangibles which is included in depreciation and amortization expense in the consolidated statement of operations.
During the year ended December 31, 2020, in connection with leases that were terminated during the year, the Company accelerated the depreciation of approximately $1.3 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations.
(2) In connection with the lease terminations in 2020, the Company accelerated the amortization of approximately $0.1 million of above-market lease intangibles during the year ended December 31, 2020 which was included in the revenue from tenants in the consolidated statement of operations.
(3) In connection with the lease terminations in 2021, the Company accelerated the amortization of below-market lease intangibles $7.9 million which are included in revenue from tenants in the consolidated statement of operations for the year ended December 31, 2021. Additionally, in connection the lease terminations in 2020, the Company accelerated the amortization of approximately $1.9 million of below-market lease intangibles during the year ended December 31, 2020.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

(4) Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the consolidated balance sheet with no change to placement of the amortization expense of such balances. See Note 2 — Summary of Significant Accounting Policies for additional information.
The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2021:

(In thousands)	2022	2023	2024	2025	2026
In-place leases	$4,668	$3,429	$2,678	$1,432	$673
Other intangibles	708	708	708	708	708
Total to be included in depreciation and amortization	$5,376	$4,137	$3,386	$2,140	$1,381

Above-market lease assets	$974	$825	$495	$206	$138
Below-market lease liabilities	(1,218)	(992)	(962)	(539)	(183)
Total to be included in revenue from tenants	$(244)	$(167)	$(467)	$(333)	$(45)
Write-off of Deferred Leasing Commissions
In January 2021, the Company’s former tenant, Knotel, filed for bankruptcy and all leases with the Company were terminated effective January 31, 2021. As a result of these terminations, the Company wrote-off $1.3 million of deferred leasing costs in the first quarter of 2021, which are included in depreciation and amortization expense in our consolidated statement of operations for the year ended December 31, 2021.
Write-off of Tenant Improvements
During the third quarter of 2021, a tenant on the health club business terminated a lease at the Company’s 9 Times Square property. As a result, The Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $0.3 million which is recorded in depreciation and amortization expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2021 and 2020 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2021	2020	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square (2)	1	55,000	55,000	3.72%	Fixed	(3)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	405,000	405,000	4.35%
Less: deferred financing costs, net (4)		(6,883)	(8,426)
Mortgage notes payable, net		$398,117	$396,574
______
(1)As of December 31, 2021, $2.6 million of the proceeds remained in escrow and in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company no longer has access to the excess cash flows. See “Collateral and Interest Payments” section below for additional details.
(3)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2021 (see Note 6 — Derivatives and Hedging Activities for additional information).
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
196 Orchard Street Loan
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
9 Times Square Loan
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Collateral and Principal Payments
Real estate assets and intangible assets of $834.3 million, at cost (net of below-market lease liabilities), at December 31, 2021 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2021:

(In thousands)	Future Minimum Principal Payments
2022 (1)	$5,500
2023	—
2024	49,500
2025	—
2026	99,000
Thereafter	251,000
Total	$405,000
_____
(1) Amount was paid in March 2022 pursuant to a waiver and amendment of the loan on the Company’s 9 Times Square property. See additional details below.
Debt Covenants
9 Times Square
The Company has breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the twelve preceding months. The principal amount of the loan was $55.0 million as of December 31, 2021. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
The quarter ended September 30, 2021 was the fourth consecutive quarter the Company was in breach. On March 2, 2022 the Company entered into a waiver and amendment to this mortgage loan, under which the lender agreed to waive any potential existing default that may have existed under the loan, subject to the company paying $5.5 million of the principal amount under the loan. To fund the payment, which was made on March 3, 2022, the Company was permitted to use $5.5 million that was being held in a cash management account as of that date, $4.3 million of which was part of the Company’s restricted cash balance on its consolidated balance sheet as of December 31, 2021.
Other significant changes from the waiver and amendment include: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permits the Company to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also revises the LIBOR rate provisions to provide for a successor benchmark using the Secured Overnight Financing Rate (“SOFR”) and amends the spreads to 1.60% from 1.50%, per annum.
With the waiver as of September 30, 2021, the Company can be in breach for up to 4 consecutive quarters without causing an event of default. Accordingly, while the Company also breached the debt service coverage and debt yield covenant as of December 31, 2021 and expects continue to be in breach in the near term, this does not represent an event of default under the amended terms. The Company expects to remain in the cash trap while it remains in breach and excess cash generated by the property, continues to be deposited in a separate cash management account until the Company is able to comply with all of the applicable covenants. The Company may remain in breach of the covenants through the reporting of third quarter of 2022 results at which time the Company will again enter the right sizing period which would require (1) repaying a portion of the loan or (ii) providing the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

sufficient to cure the covenant breaches when applied as a reduction of the loan balance. There is no assurance that the Company will be able to cure the breaches before such time, which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact the Company’s capital resources which could have a material adverse effect on our ability to fund our operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock. The agreement governing this loan requires us to maintain $10.0 million in liquid assets.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last six quarters ended December 31, 2021. The debt service coverage covenant is calculated quarterly using the twelve preceding months. The principal amount of the loan was $99.0 million as of December 31, 2021. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2021, the Company has $4.5 million in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
The Company has breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The debt service coverage covenant is calculated quarterly using the twelve preceding months. The principal amount of the loan was $50.0 million as of December 31, 2021. The two parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. In October 2021, the Company signed a termination agreement with these tenants, which required the tenants to pay a $1.4 million termination payment to the Company, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee has been deposited into a cash management account and is classified in restricted cash on our consolidated balance sheet as of December 31, 2021. As of December 31, 2021, while the Company has satisfied the debt service coverage covenant for this one quarter, the Company remains in breach until the Company satisfies with the covenant for two consecutive quarters.
The Company’s breaches of the debt services coverage covenant are not events of default but rather require the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. The covenant may be cured after complying with the debt service covenant for two consecutive quarters when the required debt service coverage for the property is maintained. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021. The debt service coverage covenant is calculated quarterly using the twelve preceding months. The principal amount for the loan was $10.0 million as of December 31, 2021. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of December 31, 2021, the Company had not yet determined whether it will do so. The Company also has the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of December 31, 2021, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021 and expects the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of December 31, 2021, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
LIBOR Transition
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2021
Interest rate “Pay-fixed” swaps - liabilities	$—	$(1,553)	$—	$(1,553)

December 31, 2020
Interest rate “Pay-fixed” swaps - liabilities	$—	$(3,405)	$—	$(3,405)

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		December 31,
		2021		2020
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$145,827	$140,000	$149,733
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	100,616	99,000	102,849
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	51,750	50,000	53,087
Mortgage note payable — 8713 Fifth Avenue	3	10,000	10,633	10,000	10,937
Mortgage note payable — 9 Times Square	3	55,000	53,654	55,000	52,504
Mortgage note payable — 196 Orchard Street	3	51,000	50,423	51,000	49,250
Total		$405,000	$412,903	$405,000	$418,360

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021 and 2019.

(In thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative liability, at fair value	$(1,553)	$(3,405)
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2021, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.9 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2021 and 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$55,000	1	$55,000
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2021, 2020 and 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	Year Ended December 31,
(In thousands)	2021	2020	2019
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$698	$(2,944)	$(1,336)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(1,153)	$(867)	$(9)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$(19,090)	$(19,140)	$(17,157)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021, 2020 and 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2021	$—	$(1,553)	$—	$(1,553)	$—	$—	$(1,553)
December 31, 2020	$—	$(3,405)	$—	$(3,405)	$—	$—	(3,405)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.7 million. As of December 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.7 million.
Note 7 — Stockholders’ Equity
As of December 31, 2021 and 2020, the Company had approximately 13.3 million and 12.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. As of December 31, 2021, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
As of December 31, 2020, the Company’s shares of common stock outstanding were comprised of 6.4 million shares of Class A common stock, including unvested restricted shares and 6.4 million shares of Class B common stock, including unvested restricted shares. On March 1, 2021 and August 13, 2021, all of the remaining shares of Class B common stock were converted into shares of Class A common stock and were listed on the NYSE, resulting in no Class B common stock outstanding as of December 31, 2021 (see Note 1 - Organization). Except with respect to listing and conversion shares of Class B common stock had identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as the shares of Class A common stock. Accordingly, Class A common stock and Class B common stock were reflected collectively as “common stock” on a combined basis in the December 31, 2020 financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

On February 27, 2018, the Company’s board of directors unanimously authorized a suspension of the distributions that the Company pays to holders of the Company’s common stock, effective as of March 1, 2018. As a result, the Company did not pay distributions during the year ended December 31, 2019. In connection with the Listing, the Company reinstated distributions to the Company’s common stockholders in the amount of $0.40 per share ($0.10 per share, per quarter) of common stock per year, payable to holders of record on a single quarterly record date. The first dividend was declared on October 1, 2020 and paid on October 15, 2020 in a partial quarterly amount equal to $0.04889 per share of common stock covering the period from the Listing Date through September 30, 2020. Subsequent dividends have been declared and paid in the quarterly amount of $0.10 per share. For the years ended December 31, 2021 and 2020, from a U.S. federal income tax perspective, 100% of dividends, or $0.40 and $0.04889 per share, respectively, represented a return of capital.
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
Listing Impacts
On the Listing Date, the following events impacted the Company’s common shares outstanding:
•65,498 Class B Units were converted into Class A Units, of which 52,398 of these Class A Units then held by the Advisor, were subsequently redeemed for an equal number of shares of Class A common stock (see Note 9 — Related Party Transactions and Arrangements for additional information on the Class B Units). As a result, the Company recorded expense of $1.2 million, resulting in an increase to total stockholders’ equity of $0.9 million and an increase to non-controlling interests of $0.2 million with respect to the remaining 13,100 Class A Units still held by a third party and not redeemed as of December 31, 2020. The remaining Class A Units were redeemed for an equal number of shares of Class A common stock during the second quarter 2021, resulting in a decrease to non-controlling interest of $0.2 million.
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
The Company sold 466,651 shares of Class A common stock through the Common Stock ATM Program, for gross proceeds of $5.3 million, before commissions paid of $53,000 and issuance costs of $0.8 million.
In total, the Company had incurred $1.0 million in costs related to the establishment of the Common Stock ATM Program which were initially recorded in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2021. Upon receiving proceeds under the Common Stock ATM Program, in the second, third and fourth quarters of 2021, Company reclassified the entire $1.0 million prepaid balance to additional paid in capital in the Company’s

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

consolidated statement of changes equity as a reduction of the gross proceeds received under the Common Stock ATM Program.
Repurchase Program
The Company’s directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the Listing. Actual repurchases would be reviewed and approved by the Company’s board of directors based on management recommendations taking into consideration all information available at the specific time including the Company’s available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. No shares have been repurchased during the year ended December 31, 2021.
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the year ended December 31, 2021, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
December 31, 2021

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
As of December 31, 2021, the Company’s ground lease has a weighted-average remaining lease term of 45.0 years and a discount rate of 8.6%. As of December 31, 2021, the Company’s balance sheet includes an ROU asset and liability of $55.2 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the years ended December 31, 2021, 2020 and 2019, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the years ended December 31, 2021, 2020 and 2019.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of December 31, 2021:

(In thousands)	Future Minimum Base Rent Payments
2022	$4,746
2023	4,746
2024	4,746
2025	4,746
2026	4,746
Thereafter	197,754
Total	221,484
Less: Effects of discounting	(166,714)
Total present value of lease payments	$54,770
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2021 and 2020, an entity wholly owned by AR Global Investments, LLC owned 56,091 shares of the Company’s outstanding common stock.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The Company paid $6.0 million, $6.0 million and $6.0 million in cash asset management fees during the years ended December 31, 2021, 2020 and 2019, respectively. There were no variable management fees incurred in any of these periods.
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
Pursuant to the limited partnership agreement to the OP, the Advisor was entitled to receive distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such distributions on issued Class B Units, if any, were expensed in the consolidated statements of operations and comprehensive loss until the performance condition was considered probable to occur. As a result of the Listing, which satisfied the performance condition, and the prior determination by the Company’s independent directors that the Economic Hurdle had been satisfied, the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s independent directors, 52,398 of Class A Units, which were then held by the Advisor, were redeemed for an equal number of newly issued shares of

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Class A common stock consistent with redemption provisions contained in the A&R OP Agreement. As a result of the conversion of all 65,498 Class B Units into Class A Units, the Company recorded a non-cash expense of approximately $1.2 million, which is recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. The remaining Class A Units, held by third parties, were redeemed for an equal number of shares of Class A common stock during the second quarter of 2021.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement (the “PMA”), as most recently amended on November 16, 2018 except in certain cases where the Company contracted with a third party, the Company paid the Property Manager a property management fee equal to: (i) for non-hotel properties, 3.25% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The term of the PMA is coterminous with the term of the Advisory Agreement.
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
On April 13, 2018, in connection with the loan for its 400 E. 67th Street - Laurel Condominium and 200 Riverside Boulevard properties the Company entered into in April 2018, the borrowers entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the property management fee for non-hotel properties is 4.0% of gross revenues from the properties managed, plus market-based leasing commissions. The April 2018 PMA has an initial term of one year that is automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives 60 days’ written notice to the other parties of its intention to terminate.
The Company incurred approximately $1.6 million, $1.6 million and $1.3 million in property management fees during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Professional fees and other reimbursements for the years ended December 31, 2021, 2020, and 2019 were $4.1 million, $3.6 million and $3.2 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to the those limits.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the year ended December 31, 2021 were $3.0 million, of which $0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits.
Total reimbursement expenses for administrative and personnel services provided by and reimbursed to the Advisor during the year ended December 31, 2020 were $3.0 million, of which $0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits. As a result, the Company met the limit for the administrative and overhead expenses and salaries, wages, and benefits as described above. The 2019 bonus reimbursement received from the Advisor discussed below was not included in the assessment of whether reimbursement expense limits were met for the year ended December 31, 2020.
Total reimbursement expenses for administrative, overhead and personnel services provided by and reimbursed to the Advisor for the year ended December 31, 2019 were $3.0 million, of which $0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits.
As part of this reimbursement, with respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates, the Company reimbursed approximately $0.9 million in 2019 to the Advisor or its affiliates for bonuses of employees of the Advisor or its affiliates who provided administrative services during the year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s chief executive officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards that were to be paid to employees of the Advisor or its affiliates by $0.4 million and that were to be reimbursed by the Company. As a result, during the year ended December 31, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s independent directors, the $0.4 million receivable was fully repaid to the Company over a 10-month period from January 2021 through October 2021.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates continue to be expensed and reimbursed on a monthly basis during 2020, and in 2021 bonuses were again expensed in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Summary of Fees, Expenses and Related Payables
The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable)
(In thousands)	2021	2020	2019	December 31,
	Incurred	Incurred	Incurred	2021	2020
Acquisition fees and reimbursements:
Financing coordination fees and leasing commissions (1)	$—	$—	$6	$—	$—
Ongoing fees:
Asset and property management fees to related parties (2)	7,554	7,577	7,328	141	(28)	(4)
Professional fees and other reimbursements (3)	4,064	3,551	3,210	—	—
Professional fee credit due from the Advisor (5)		(407)	—		(407)	(4)
Total related party operation fees and reimbursements	$11,618	$10,721	$10,544	$141	$(435)
_________
(1)    Financing coordination fees are included as deferred financing costs within mortgage notes payable, net and leasing commissions are included within the deferred leasing costs, net on the consolidated balance sheets, respectively.
(2) Beginning on April 1, 2019, property management fees due to the Property Manager were no longer adjusted for reimbursable expenses paid by the Company to third-party property managers.
(3)    Amounts for the year ended December 31, 2021, 2020 and 2019, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $204,000 related to the reversal of a payable balance at December 31, 2018 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”). The payable balance was related to costs incurred and accrued due to RCAP which, prior to its bankruptcy filing, was under common control with the Advisor.
(4)    Included in prepaid expenses and other assets on the consolidated balance sheets, respectively.
(5) Included in general and administrative expenses. The $0.4 million relates to overpayment of the 2019 Bonus Awards which was repaid by the Advisor to the Company during the nine months ended September 30, 2021.
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
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. Until the end of the 30 consecutive trading dates commencing on February 9, 2022 (the “Measurement Period”), which is the 180th day after August 13, 2021, which was the day all of the shares of the Company’s Class B common stock fully converted into shares of Class A common stock and began trading on the NYSE (the “Measurement Period”), the final value of the Listing Note will not be determinable. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

operations and comprehensive loss. The fair value of the Listing Note at issuance on the Listing Date (August 18, 2020) and at December 31, 2021 was nominal and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. The fair value of the Listing Note, if any, will be paid at the end of the Measurement Period. The Special Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
Multi-Year Outperformance Agreement
The amendments effected to the limited partnership agreement of the OP pursuant to the A&R OP Agreement generally reflect provisions more consistent with the agreements of limited partnership of other operating partnerships controlled by real estate investment trusts with securities that are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing. The A&R OP Agreement sets forth the terms of the LTIP Units, which includes the Master LTIP Unit (the “Master LTIP Unit”) issued to the Advisor on August 18, 2020 pursuant to a multi- year outperformance award agreement entered into with the Advisor (the “2020 OPP”).
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
On the Listing Date, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance- based equity award was granted to the Advisor. Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the Master LTIP Unit automatically converted into 4,012,841 LTIP Units in accordance with its terms. For additional information on the 2020 OPP, see Note 11 – Equity-Based Compensation.
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
Side Letter to the Advisory Agreement
Subsequent to December 31, 2021, on February 4, 2022, the Company entered into a side letter (the “Side Letter”) with Advisor to the Advisory Agreement whereby a portion of the management fees to be paid to the Advisor would be utilized to purchase up to $3.0 million in the Company’s Class A common stock (see Note 13 — Subsequent Events for additional information).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
December 31, 2021

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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors. There have not been any grants of restricted shares to other individuals under the 2020 Equity Plan. The restricted shares granted to employees of the Advisor or its affiliates, if any, will vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited.
The following table displays restricted share award activity during the years ended December 31, 2021, 2020 and 2019:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2018	5,196	$52.20
Granted	1,828	49.23
Vested	(1,592)	52.76
Unvested, December 31, 2019	5,433	51.03
Granted	1,828	49.23
Vested	(1,738)	51.78
Fractional share redemption (1)	(7)	49.16
Unvested, December 31, 2020	5,516	50.20
Granted	21,546	9.05
Vested	(1,884)	49.97
Fractional share redemption (1)	(6)	9.81
Unvested, December 31, 2021	25,172	15.00
(1) Represents fractional shares redeemed in connection with the conversion of the first tranche of shares of Class B common stock to shares of Class A common stock that occurred on December 16, 2020 and the second tranche of shares of Class B common stock to shares of Class A common stock that occurred on March 1, 2021.
As of December 31, 2021, the Company had $0.3 million of unrecognized compensation cost, respectively, related to unvested restricted share awards granted and the cost is expected to be recognized over a weighted-average period of 3.79 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $108,000, $96,000 and $86,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Multi-Year Outperformance Award

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the year ended December 31, 2021 and 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $8.4 million and $3.8 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company had $13.7 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 1.6 years.
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
For the years ended December 31, 2021 and 2020 the Company paid $160,000 and $20,000, respectively, of distributions related to the LTIP units.
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

If the Company’s absolute TSR is more than 12% but less than 18%, or more than 18% but less than 24%, the percentage of the Absolute TSR LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
If the relative TSR excess is between -600 bps and zero basis points, or between zero basis points and +600 basis points, the percentage of the Relative TSR LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. There were no shares of common stock issued in lieu of cash during the years ended December 31, 2021, 2020 and 2019.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Net loss and Net loss attributable to common stockholders	$(39,466)	$(40,962)	$(21,890)
Adjustments to net loss attributable to common stockholders	(160)	—	—
Adjusted net loss and net loss attributable to common stockholders	$(39,626)	$(40,962)	$(21,890)
Basic and diluted weighted average shares outstanding	12,983,168	12,767,380	12,748,923
Basic and diluted net loss per share	$(3.05)	$(3.21)	$(1.72)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares, Class A Units and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented.

	Year Ended December 31,
	2021	2020	2019
Unvested restricted shares (1)	17,725	5,607	5,398
Class A Units (2)	5,276	4,891	37
Class B Units (3)	—	41,160	65,498
LTIP Units (4)	4,012,841	1,019,656	—
Total weighted-average anti-dilutive common share equivalents	4,035,842	1,071,314	70,933
(1) There were 25,172, 5,516, and 5,433 unvested restricted shares outstanding as of December 31, 2021, 2020 and 2019, respectively.
(2) Formerly known as OP Units. As of December 31, 2021 there were no Class A Units outstanding. There were 13,100 and 37 Class A Units outstanding as of December 31, 2020 and 2019, respectively.
(3) There were no Class B Units outstanding as of December 31, 2021 or 2020 due to their vesting and conversion on the Listing Date (see Note 7 — Stockholders’ Equity, for additional information). There were 65,498 Class B Units outstanding as of December 31, 2019.
(4) There were 4,012,841 LTIP Units outstanding as of December 31, 2021 and 2020 (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2021 and 2020 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2021 and 2020 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2021 and 2020 or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.
Quarterly Dividend
On January 1, 2022, the Company declared a dividend of $0.10 per share on each share of its Class A common stock and Class B common stock. This dividend was paid on January 15, 2022 in the aggregate amount of $1.3 million.
Side Letter to the Advisory Agreement
On February 4, 2022, the Company entered into the Side Letter with Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of the Company’s Class A common stock, in an amount aggregating no more than $3.0 million. The price of the Company’s Class A common stock will be determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement but may not be less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”). The Advisor’s obligation to invest its fee in the Company’s Class A common stock under the Side Letter is in consideration of, and subject to the provisions of the Waiver Agreements (defined below). In addition, the Company is not required to issue any shares of its Class A common stock under the Side Letter if doing so would require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE.
Concurrently with the execution of the Side Letter, the Company’s board of directors granted each of Bellevue Capital Partners, LLC, which is an entity that controls the Advisor ("Bellevue"), the Advisor, and their respective affiliates and certain other entities and individuals: (i) a waiver from the aggregate share ownership limit set forth in the Company’s charter, to permit such collective parties to beneficially own or constructively own (as defined in the Company’s charter) up to 20% of the Company’s outstanding Class A common stock in the aggregate, subject to the terms set forth in each ownership waiver agreement entered into with each such party; and (ii) a waiver to permit such collective parties to beneficially own (as defined in the Rights Plan) shares of the Company’s Class A common stock to the same maximum extent permitted by the ownership waiver agreements, subject to the terms set forth in each Rights Plan waiver agreement entered into with each such party. All other terms and conditions contained in the Company’s charter will otherwise continue to apply to the shares the Company’s Class A common stock that the entities or individuals may own or acquire.
In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, in shares of the Company’s Class A common stock in the first quarter of 2022. As a result, the Company issued 45,372 and 43,508 shares of its Class A common stock (issued at $11.02 per share and $11.49 per share) and in February and March 2022 in connection with the monthly base management fee earned by the Advisor (see Note 9 — Related Party Transactions and Arrangements).

NEW YORK CITY REIT, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2021
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2021 (1) (2)	Accumulated Depreciation (3) (4)
421 W. 54th Street - Hit Factory	NY	6/13/2014	$—	$4,723	$1,757	$(1,443)	$5,037	$337
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	44,610	10,653	55,682	86	66,421	10,265
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	999
9 Times Square	NY	11/5/2014	55,000	54,153	76,454	26,163	156,770	29,372
123 William Street	NY	3/27/2015	140,000	50,064	182,917	33,758	266,739	45,778
1140 Avenue of the Americas (5)	NY	6/15/2016	99,000	—	148,647	8,418	157,065	23,682
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	—	13,975	738
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	—	79,872	1,470
			$405,000	$193,658	$504,536	$66,982	$765,176	$112,641
____________
(1)Acquired intangible assets allocated to individual properties in the amount of $87.5 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2021 is $727.8 million (unaudited).
(3)The accumulated depreciation column excludes $45.2 million of amortization associated with acquired intangible assets.
(4)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
(5)The land underlying this property is subject to a land lease. The related Right-of-use asset are separately recorded. See Note 8 — Commitments and Contingencies for additional information.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2021, 2020 and 2019:

	December 31,
(In thousands)	2021	2020	2019
Real estate investments, at cost:
Balance at beginning of year	$762,519	$759,487	$671,210
Additions-acquisitions	—	—	79,872
Capital expenditures	4,701	3,032	8,405
Impairments	(1,452)	—	—
Write-offs	(592)	—	—
Balance at end of the year	$765,176	$762,519	$759,487

Accumulated depreciation:
Balance at beginning of year	$92,470	$72,656	$53,449
Depreciation expense	20,684	19,814	19,207
Write-offs	(513)	—	—
Balance at the end of the year	$112,641	$92,470	$72,656