Form 10-Q
period 2022-03-31
New York City REIT, Inc.
filed 2022-05-13
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2022, the registrant had 13,565,570 shares of Class A common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$192,600	$192,600
Buildings and improvements	573,667	572,576
Acquired intangible assets	87,478	87,478
Total real estate investments, at cost	853,745	852,654
Less accumulated depreciation and amortization	(164,741)	(157,880)
Total real estate investments, net	689,004	694,774
Cash and cash equivalents	10,342	11,674
Restricted cash	12,989	16,754
Operating lease right-of-use asset	55,114	55,167
Prepaid expenses and other assets	5,730	9,293
Derivative asset, at fair value	149	—
Straight-line rent receivable	27,144	25,838
Deferred leasing costs, net	9,710	9,551
Total assets	$810,182	$823,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$393,002	$398,117
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $646 and $141 at March 31, 2022 and December 31, 2021, respectively)	10,141	8,131
Operating lease liability	54,757	54,770
Below-market lease liabilities, net	3,898	4,224
Derivative liability, at fair value	—	1,553
Deferred revenue	4,785	5,120
Total liabilities	466,583	471,915

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 13,371,810 and 13,277,738 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	134	133
Additional paid-in capital	692,212	691,118
Accumulated other comprehensive income (loss)	197	(1,553)
Distributions in excess of accumulated earnings	(363,183)	(350,709)
Total stockholders’ equity	329,360	338,989
Non-controlling interests	14,239	12,147
Total equity	343,599	351,136
Total liabilities and equity	$810,182	$823,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue from tenants	$15,646	$15,186

Operating expenses:
Asset and property management fees to related parties	1,922	1,907
Property operating	8,578	8,736
Equity-based compensation	2,120	2,115
General and administrative	2,398	2,732
Depreciation and amortization	6,981	8,526
Total operating expenses	21,999	24,016
Operating loss	(6,353)	(8,830)
Other income (expense):
Interest expense	(4,715)	(4,713)
Other (expense) income	(37)	8
Total other expense	(4,752)	(4,705)
Net loss and Net loss attributable to common stockholders	$(11,105)	$(13,535)

Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative	1,750	589
Other comprehensive income (loss)	1,750	589
Comprehensive loss	$(9,355)	$(12,946)

Weighted-average shares outstanding — Basic and Diluted	13,299,650	12,780,027
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.84)	$(1.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	13,277,738	$133	$691,118	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Proceeds from sale of Common Stock, net	—	—	—	—	—	—	—	—
Common stock issued to the Advisor	88,880	1	1,007	—	—	1,008	—	1,008
Equity-based compensation	—	—	28	—	—	28	2,092	2,120
Common stock issued to directors in lieu of cash for board fees	5,192	—	59	—	—	59	—	59
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,329)	(1,329)	—	(1,329)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(11,105)	(11,105)	—	(11,105)
Other comprehensive income	—	—	—	1,750	—	1,750	—	1,750
Balance, March 31, 2022	13,371,810	$134	$692,212	$197	$(363,183)	$329,360	$14,239	$343,599

	Three Months Ended March 31, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Repurchase and cancellation of common stock	(26,236)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(6)	—	—	—	—	—	—	—
Equity-based compensation	—	—	23	—	—	23	2,092	2,115
Dividends declared on common stock,$0.10 per share	—	—	—	—	(1,280)	(1,280)	—	(1,280)
Distributions paid to non-controlling interest holders					(40)	(40)		(40)
Net loss	—	—	—	—	(13,535)	(13,535)	—	(13,535)
Other comprehensive income	—	—	—	589	—	589	—	589
Balance, March 31, 2021	12,776,448	$129	$686,555	$(2,815)	$(320,737)	$363,132	$6,101	$369,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,105)	$(13,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,981	8,526
Amortization of deferred financing costs	385	385
Accretion of below- and amortization of above-market lease liabilities and assets, net	(51)	(215)
Equity-based compensation	2,120	2,115
Management fees reinvested by the Advisor	1,008	—
Impairments of real estate investments	—	—
Vesting and conversion of Class B Units	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,303)	(640)
Straight-line rent payable	27	28
Prepaid expenses, other assets and deferred costs	3,067	3,613
Accounts payable, accrued expenses and other liabilities	1,384	1,056
Deferred revenue	(335)	812
Net cash provided by operating activities	2,178	2,145
Cash flows from investing activities:
Investments in real estate	—	—
Purchase of investment securities, net	—	—
Proceeds from the sale of investment securities	—	—
Deposits for real estate investments	—	—
Capital expenditures	(406)	(43)
Net cash used in investing activities	(406)	(43)
Cash flows from financing activities:
Payments on mortgage note payable	(5,500)	—
Payment of mortgage note payable	—	—
Payments of financing costs	—	—
Common stock issuance proceeds	—	—
Dividends paid on common stock	(1,329)	(1,280)
Redemption of fractional shares of common stock and restricted shares	—	—
Repurchase of common stock	—	(183)
Distributions to non-controlling interest holders	(40)	(40)
Net cash used in financing activities	(6,869)	(1,503)
Net change in cash, cash equivalents and restricted cash	(5,097)	599
Cash, cash equivalents and restricted cash, beginning of period	28,428	39,994
Cash, cash equivalents and restricted cash, end of period	$23,331	$40,593

Cash and cash equivalents	$10,342	$29,396
Restricted cash	12,989	11,197
Cash, cash equivalents and restricted cash, end of period	$23,331	$40,593

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$59	$—
Accrued capital expenditures	685	507
Common stock issued to the Advisor	1,008	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed entity that has qualified to be taxed as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). We invest primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of March 31, 2022, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million. At our 1140 Avenue of the Americas property, in the third quarter of 2021 we began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. During the second quarter of 2021, 13,100 units of limited partnership designated as “Class A Units” (“Class A Units”), which represented a non-controlling interest in the OP, were redeemed for an equal number of shares of Class A common stock. These Class A Units were held by a third party.
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of March 31, 2022 and December 31, 2021 (see Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information).
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
The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of March 31, 2022. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of March 31, 2022 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and has recently fully reopened on March 7, 2022. The Company’s properties remain accessible to all tenants, although, even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, as operating restrictions expire, operating costs may begin to rise, including for services, labor and personal protective equipment and other supplies, as the Company’s property managers take appropriate actions to protect tenants and property management personnel. If stipulated in the lease, these costs are recoverable through reimbursement from tenants, otherwise the costs are borne by the Company. In addition, one of the Company’s tenants, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. Management has already re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and the Company simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements in April 2022 to expire at the end of October 2022. The Company received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This did impact the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. As a result, the Company did experience delays in rent collections during 2021, however this trend has not continued into the first quarter of 2022. Also, there is only one tenant for which we are recording

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
rent on a cash basis as of March 31, 2022. The Company did take a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in 2020 and 2021, the Company executed different types of lease amendments. These agreements included deferrals and abatements and, in some cases, extensions to the term of the leases. During the year ended December 31, 2021, the Company executed lease amendments with multiple tenants, which include deferrals, abatements, extensions to the terms of the lease, and in one instance, a reduction of the lease term. The Company did not enter into any new deferral or abatement agreements in the first quarter of 2022.
As a result of the financial difficulties of the Company’s tenants during 2020 and 2021, and early lease terminations during 2020 and 2021, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events that continued into the first quarter of 2022, but were not events of default. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of March 31, 2022, of the debt covenants under the mortgages secured by these properties.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2022, these leases had a weighted-average remaining lease term of 6.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal year ended 2021, this assessment has included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2022 and 2021, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
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
Pending Adoption as of March 31, 2022
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
March 31, 2022
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2022 or 2021. Also, there were no dispositions of real estate during the three months ended March 31, 2022 or 2021. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which includes marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of March 31, 2022.
Significant Tenants
As of March 31, 2022 and December 31, 2021, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
	2022	2021
In-place leases (1)	$1,280	$1,488
Other intangibles	177	291
Total included in depreciation and amortization	$1,457	$1,779

Above-market lease intangibles	$262	$276
Below-market lease liabilities	(326)	(503)
Total included in revenue from tenants	$(64)	$(227)

Below-market ground lease, included in property operating expenses	$12	$12
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2022:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place leases	$3,253	$3,333	$2,425	$1,366	$673
Other intangibles	531	708	708	708	708
Total to be included in depreciation and amortization	$3,784	$4,041	$3,133	$2,074	$1,381

Above-market lease assets	$710	$825	$495	$206	$138
Below-market lease liabilities	(847)	(949)	(890)	(502)	(183)
Total to be included in revenue from tenants	$(137)	$(124)	$(395)	$(296)	$(45)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2022 and December 31, 2021 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2022	December 31, 2021	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (2)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square (2) (3)	1	49,500	55,000	3.72%	Fixed	(4)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	405,000	4.35%
Less: deferred financing costs, net (5)		(6,498)	(6,883)
Mortgage notes payable, net		$393,002	$398,117
_______
(1)As of March 31, 2022, $1.6 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company no longer has access to the excess cash flows. See “Debt Covenants” section below for additional details.
(3)The Company made a $5.5 million in principal payment in March 2022 pursuant to a waiver and amendment of the loan on the Company’s 9 Times Square property. See “Debt Covenants” section below for additional details.
(4)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of March 31, 2022 (see Note 6 — Derivatives and Hedging Activities for additional information).
(5)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Collateral and Principal Payments
Real estate assets and intangible assets of $835.4 million, at cost (net of below-market lease liabilities), at March 31, 2022 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2022:

(In thousands)	Future Minimum Principal Payments
2022 (remainder)	$—
2023	—
2024	49,500
2025	—
2026	99,000
Thereafter	251,000
Total	$399,500

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Debt Covenants
9 Times Square
The Company breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the 12 preceding months. The principal amount of the loan was $49.5 million as of March 31, 2022. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
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
Other significant changes from the waiver and amendment include: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permits the Company to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaces the LIBOR rate provisions to provide for a successor benchmark using the Secured Overnight Financing Rate (“SOFR”) effective with the second quarter of 2022 and amends the spreads to 1.60% from 1.50%, per annum. The previously existing “pay-fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate (see Note 6 — Derivatives and Hedging Activities).
With the waiver as of September 30, 2021, the Company can be in breach for up to four consecutive quarters without causing an event of default. Accordingly, while the Company also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, and expects continue to be in breach in the near term. This does not and will not represent an event of default under the amended terms unless the Company consecutively breaches the covenant through the third quarter of 2022. The Company expects to remain in the cash trap while it remains in breach and excess cash generated by the property, continues to be deposited in a separate cash management account until the Company is able to comply with all of the applicable covenants. As of March 31, 2022, there was $0.7 million held in a cash management account which was part of the Company’s restricted cash balance on its consolidated balance sheet.
The Company may remain in breach of the covenants through the reporting of third quarter of 2022 results at which time the Company will again enter the “right sizing” period which would require (1) repaying a portion of the loan or (ii) providing the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance. There is no assurance that the Company will be able to cure the breaches before such time, which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact the Company’s capital resources which could have a material adverse effect on the Company’s ability to fund its operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock. The agreement governing this loan requires the Company to maintain $10.0 million in liquid assets.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last seven quarters ended March 31, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount of the loan was $99.0 million as of March 31, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
March 31, 2022, the Company has $5.9 million in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet.

400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
The Company breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The Company satisfied the debt service coverage covenant for the quarter ended December 31, 2021 and March 31, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months.
The principal amount of the loan was $50.0 million as of March 31, 2022. The two previous parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. On October 26, 2021, the Company signed a termination agreement with the original tenants of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property, which required the tenants to pay a $1.4 million termination payment to the Company, which was received during the fourth quarter of 2021. Also, upon the signing of the termination agreement, the Company simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements in April 2022 to expire at the end of October 2022. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, and it was classified in cash and cash equivalents on the Company’s consolidated balance sheet as of March 31, 2022 (see below for more information).
The Company’s breaches of the debt services coverage covenant were not events of default but rather required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan, whereby it could have remained subject to this reserve requirement through maturity of the loan without further penalty or ramifications. However, because the Company satisfied the debt service coverage covenant for the quarter ended December 31, 2021 and March 31, 2022, the Company is no longer in breach because it has satisfied the required debt service coverage for the property for two consecutive quarters. Accordingly, the $1.4 million, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on the Company’s consolidated balance sheet as of March 31, 2022.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and the first quarter of 2022, respectively. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount for the loan was $10.0 million as of March 31, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of March 31, 2022, the Company had not yet determined whether it will do so. The Company also has the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of March 31, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021 and expects the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of March 31, 2022, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
The Company had a mortgage loan agreement and a related derivative agreement for a “pay-fixed” interest swap that had terms that were previously based on LIBOR. However, in March of 2022, effective with the 9 Times Square loan modification and the termination and replacement of the “pay-fixed” swaps, both the mortgage loan and agreement and the current “pay-fixed” interest swaps are now based on SOFR.
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
March 31, 2022
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2022
Interest rate “Pay - Fixed” swaps - assets	$—	$149	$—	$149
Total	$—	$149	$—	$149

December 31, 2021
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,553)	$—	$(1,553)
Total	$—	$(1,553)	$—	$(1,553)

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

		March 31, 2022		December 31, 2021
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$138,050	$140,000	$145,827
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	95,575	99,000	100,616
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	48,779	50,000	51,750
Mortgage note payable — 8713 Fifth Avenue	3	10,000	10,000	10,000	10,633
Mortgage note payable — 9 Times Square	3	49,500	48,360	55,000	53,654
Mortgage note payable — 196 Orchard Street	3	51,000	47,319	51,000	50,423
Total		$399,500	$388,083	$405,000	$412,903
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.

(In thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$149	$(1,553)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2022 and year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial paydown of the Company’s mortgage loan on its 9 Times Square property (see Note 4 — Mortgage Notes Payable, Net), the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,000 in Other Income (Expense) on the Company’s Statement of Operations for the three month period ended March 31, 2022. The remaining amounts in Accumulated Other Comprehensive Income will be reflected in interest expense over the term of the 9 Times Square mortgage.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.2 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
As of March 31, 2022 and December 31, 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2022		December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2022	2021
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$1,424	$307
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(288)	$(287)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,715	$4,713

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2022	$149	$—	$—	$149	$—	$—	149
December 31, 2021	$—	$(1,553)	$—	$(1,553)	$—	$—	(1,553)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of March 31, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million.
Note 7 — Stockholders’ Equity
As of March 31, 2022 and December 31, 2021, the Company had 13.4 million and 13.3 million shares of common stock outstanding, respectively, including unvested restricted shares. As of March 31, 2022, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
Currently and during the year ended December 31, 2021, the Company pays dividends to common stockholders in the amount of $0.40 per share ($0.10 per share, per quarter) of common stock per year, payable to holders of record on a single quarterly record date.
During the three months ended March 31, 2022, in accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $1.0 million, in shares of the Company’s Class A common stock in the first quarter of 2022. As a result, the Company issued 45,372 and 43,508 shares of its Class A common stock in February and March 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
Also, during the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. As a result, the Company issued 5,192 shares of its Class A common stock to the Company’s independent board of directors in the first quarter of 2022.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, pursuant to which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
During the three months ended March 31, 2022 and 2021, the Company did not sell any shares of Class A common stock through the Common Stock ATM Program.
Repurchase Program
The Company’s directors adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the listing of our Common Stock on the NYSE (the “Listing”). Actual repurchases would be reviewed and approved by the Company’s board of directors based on management recommendations taking into consideration all information available at the specific time including the Company’s available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. No shares have been repurchased since the Company’s directors adopted the resolution.
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended March 31, 2022, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
Note 8 — Commitments and Contingencies
Lessee Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement and recorded an ROU asset and lease liability related to this lease upon adoption of ASU

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company’s ground lease has a weighted-average remaining lease term of 44.8 years and a discount rate of 8.6%. As of March 31, 2022, the Company’s balance sheet includes an ROU asset and liability of $55.1 million and $54.8 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three months ended March 31, 2022 and 2021, the Company paid cash of $1.2 million and $1.2 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $1.2 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2022 and 2021.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of March 31, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$3,560
2023	4,746
2024	4,746
2025	4,746
2026	4,746
Thereafter	197,754
Total lease payments	220,298
Less: Effects of discounting	(165,541)
Total present value of lease payments	$54,757
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2022 and December 31, 2021, entities wholly owned by AR Global owned 144,971 and 56,091 shares, respectively, of the Company’s outstanding common stock.
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
March 31, 2022
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and during the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944. The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended March 31, 2022 or 2021.
On February 4, 2022, the Company entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement whereby the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest all fees received by the Advisor under Section 10(c)(i)-(ii) of the Advisory Agreement in shares of the Company’s Class A common stock, par value $0.01 per share (the “Shares”), in an amount aggregating no more than $3.0 million. The price of the Shares will be determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement but may not be less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”). The Advisor’s obligation to invest its fee in Shares under the Side Letter is in consideration of, and subject to the provisions of the Waiver Agreements (defined below). In addition, the Company is not required to issue any Shares under the Side Letter if doing so would require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the New York Stock Exchange.
On February 4, 2022, concurrently with the execution of the Side Letter, the Company’s board of directors granted (i) a waiver from the Aggregate Share Ownership Limit, as defined and contained in Section 5.7 of the Company’s charter, to permit each of Bellevue Capital Partners, LLC, which is an entity that controls the Advisor (“Bellevue”), the Advisor, entities controlled by Bellevue, Edward M. Weil. Jr, who is an officer and director of the Company, an officer of the Advisor and a holder of a non-controlling interest in Bellevue, and their respective affiliates and certain other entities and individuals who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Charter) Shares held by either or both of Bellevue and the Advisor, including Mr. Weil, to Beneficially Own or Constructively Own Shares in an amount up to 20% of the outstanding Shares (subject to certain constraints for each such entity and individual on the total actual ownership of Shares by such entities and individuals), to the extent and on the terms set forth in each ownership limit waiver agreement (collectively, the “Charter Ownership Limit Waiver Agreements”); and (ii) a waiver from the provisions contained in Section 1.1 of the Amended and Restated Rights Agreement, dated August 17, 2020 (as amended by Amendment No. 1 dated August 12, 2021, the “Rights Plan”), to permit each party to the Charter Ownership Limit Waiver Agreements to Beneficially Own (as defined in the Rights Plan) Shares to the maximum extent allowed by the Charter Ownership Limit Waiver Agreements without being deemed an “Acquiring Person” under Section 1.1 of the Rights Plan, subject to the terms set forth in the rights plan waiver agreement (the “Rights Plan Waiver Agreement,” and together with the Charter Ownership Limit Waiver Agreements, the “Waiver Agreements”). The terms and conditions of the Charter Ownership Limit Waiver Agreements entered into with each of these entities or individuals are the same except for the actual number of Shares the entities or individuals may own or

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
acquire. All other terms and conditions contained in the Company’s charter will otherwise continue to apply to the Shares that the entities or individuals may own or acquire.
The Company paid $1.5 million and $1.5 million in cash base asset management fees during the three months ended March 31, 2022 and 2021, respectively. There were no variable management fees incurred in either of these periods. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, in shares of the Company’s Class A common stock in the first quarter of 2022. As a result, the Company issued 45,372 and 43,508 shares of its Class A common stock in February and March 2022 in connection with the monthly base management fee earned by the Advisor.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement (the “PMA”), as most recently amended on November 16, 2018, except in certain cases where the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 3.25% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The term of the PMA is coterminous with the term of the Advisory Agreement.
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
On April 13, 2018, in connection with the loan for its 400 E. 67th Street - Laurel Condominium and 200 Riverside Boulevard properties, the Company entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the property management fee for non-hotel properties is 4.0% of gross revenues from the properties managed, plus market-based leasing commissions. The April 2018 PMA has an initial term of one year that is automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives 60 days’ written notice to the other parties of its intention to terminate.
The Company incurred approximately $0.4 million and $0.4 million in property management fees during each of the three months ended March 31, 2022 and 2021, respectively.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Professional fees and other reimbursements for the three months ended March 31, 2022 and 2021 were $1.5 million and $1.4 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2022 and 2021were $1.3 million and $1.2 million, respectively, of which $0.3 million and $0.3 million, respectively, related to administrative and overhead expenses and $1.0 million and $0.9 million, respectively, were for salaries, wages, and benefits.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2022	2021	March 31, 2022	December 31, 2021
Ongoing fees:
Asset and property management fees to related parties	$1,922	$1,907	$646	$141
Professional fees and other reimbursements (1)	1,484	1,392	—	—
Professional fee credit due from the Advisor	—	—	—	—
Total related party operation fees and reimbursements	$3,406	$3,299	$646	$141
________
(1)Amounts for the three months ended March 31, 2022 and 2021 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the average Market Value of the Company’s Class A common stock was from February 9, 2022 to March 23, 2022, the end of the 30 consecutive trading dates commencing on February 9, 2022, which is the 180th day after August 13, 2021, which was the day all of the shares of the Company’s Class B common stock fully converted into shares of Class A common stock and began trading on the NYSE. Based on the actual Market Value during the measurement period, the Listing Amount was zero, and the Company has no distribution obligation to the Special Limited Partner related to the Listing Note. The final fair value of the Listing Note is zero, and the fair value of the Listing Note was nominal at issuance. The fair value at issuance was determined using a Monte Carlo simulation, which used a combination of observable and unobservable inputs.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of March 31, 2022 there have been no shares awarded.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The following table displays restricted share award activity during the three months ended March 31, 2022:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	25,172	$15.00
Granted	—	—
Vested	—	—
Unvested March 31, 2022	25,172	15.00
As of March 31, 2022, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $27,746 and $23,192 for the three months ended March 31, 2022 and 2021, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
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
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three months ended March 31, 2022 and 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million and $2.1 million, respectively. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of March 31, 2022, the Company had $11.6 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 1.4 years.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
For each of the three month periods ended March 31, 2022 and 2021, the Company paid $40,000 of distributions related to the LTIP units.
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

If the relative TSR excess is between -600 basis points and zero basis points, or between zero basis points and +600 basis points, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
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
March 31, 2022
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. As a result, the Company issued 5,192 shares of its Class A common stock to the Company’s independent board of directors in the first quarter of 2022. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2021.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Net loss attributable to common stockholders (in thousands)	$(11,105)	$(13,535)
Adjustments to net loss attributable to common stockholders	(40)	(40)
Adjusted net loss attributable to common stockholders	$(11,145)	$(13,575)
Weighted average shares outstanding — Basic and Diluted	13,299,650	12,780,027
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.84)	$(1.06)
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

	Three Months Ended March 31,
	2022	2021
Unvested restricted shares (1)	25,172	5,461
Class A Units (2)	—	13,100
LTIP Units (3)	4,012,841	4,012,841
Total weighted-average anti-dilutive common share equivalents	4,038,013	4,031,402
_______
(1) There were 25,172 and 5,400 unvested restricted shares outstanding as of March 31, 2022 and 2021, respectively.
(2) Formerly known as OP Units. As of March 31, 2022, there were no Class A Units outstanding. As of March 31, 2021, there were 13,100 Class A Units outstanding.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
(3) There were 4,012,841 LTIP Units outstanding as of March 31, 2022 and 2021, respectively (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the period ended March 31, 2022 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the period ended March 31, 2022 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2021 and 2020 or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.

Note 13 — Subsequent Events
Quarterly Dividend
On April 1, 2022, the Company declared a dividend of $0.10 per share on each share of its Class A common stock. This dividend was paid on April 18, 2022 in the aggregate amount of approximately $1.3 million.
Side Letter to the Advisory Agreement
In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, in shares of the Company’s Class A common stock in April and May 2022. As a result, the Company issued 38,786 and 40,247 shares of its Class A common stock in April and May 2022, respectively, in connection with the monthly base management fee earned by the Advisor (see Note 9 — Related Party Transactions and Arrangements).
License Agreement Extension
On April 19, 2022 the Company reached two license agreement renewals with the Company’s parking garage tenants at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property that extends the agreement through October 31, 2022.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020 and in the risk factors set forth in the report.
Overview
We are an externally managed entity that has qualified to be taxed as a real estate investment trust for U.S. Federal income tax purposes (“REIT”). We invest primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of March 31, 2022, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million. At our 1140 Avenue of the Americas property, in the third quarter of 2021 we began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
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
Management Update on the Impacts of the COVID-19 Pandemic
New York City, where all of our properties are located, has been among the hardest hit locations in the country and has recently fully reopened on March 7, 2022. Our properties remain accessible to all tenants, although, even as the operating restriction have now expired, not all tenants have fully resumed operations. The COVID-19 global pandemic has created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. As occupants continue to return to our properties, operating costs may begin to rise, including for services, labor, and personal protective equipment and other supplies, as our property managers take appropriate actions to protect tenants and property management personnel. If stipulated in the lease, these costs are recoverable through reimbursement from tenants, otherwise the costs are borne by us. We have experienced an increase in non-reimbursable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. We expect that continued vaccination efforts will result in a continued progression towards a “return to normalcy” in 2022; however, there can be no assurance in this regard due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID -19 variants, which could result in restrictions being re-imposed or otherwise disrupt the reopening plans of some offices and businesses.
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, this trend has not continued into the first quarter of 2022. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after declaring bankruptcy in January 2021, and an expiration without a renewal. A portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, has been re-leased and we are working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements in April 2022 to expire at the end of October 2022. We received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. There can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that has caused cash trap events on four of our mortgages aggregating $214.0 million in principal amount, all as described in detail further below in the Liquidity and Capital Resources section and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the year ended December 31, 2021, we entered into 12 approved abatement or deferral agreements that commenced during the year ended December 31, 2021. The total amount deferred for the year ended December 31, 2021 under these approved agreements was $0.6 million. The total amounts of abatements (i.e. rent credits) during the year ended December 31, 2021 was $0.9 million. We did not enter into any additional deferral or abatement agreements during the first quarter of 2022.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of original cash rent due across our entire portfolio, including 97% of original cash rent due from our top ten tenants (based on annualized straight-line rent as of March 31, 2022). The original cash rent received across our entire portfolio was consistent with the fourth quarter of 2021 in which we reported total portfolio original cash rent collections of 97% due for the fourth quarter of 2021. We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future. The cash rent collections for the first quarter of 2022 includes cash receipts through April 30, 2022 and therefore is inclusive of cash received in April for rent due in the first quarter of 2022. Such cash receipts are not included in cash and cash equivalents on our March 31, 2022 consolidated balance sheet. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
Also, during the year ended December 31, 2021, we entered into percentage rent leases with two tenants which expire in June 2022. These percentage rent deals provided us with the opportunity to capture more of the original cash rent due as New York City began rebounding from the COVID-19 pandemic, as compared to executing a flat deferral or abatement agreement.
We may receive requests from tenants for future rent deferrals and abatements. Generally, for tenants with which we have entered into abatement and deferral agreements, we received the deferred amounts when due. During the year ended December 31, 2021, we did not collect any cash rent due from any of the tenants that were moved to a cash basis in 2020, however, we did receive a lease termination fee of $1.4 million in the fourth quarter 2021 from one of the tenants that was placed on a cash basis in 2020. We only had one tenant on a cash basis during the first quarter of 2022.
Our cash rent collections may not be indicative of any future period and remain subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2021 rent amounts that we expect to receive during the remainder of 2022 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2021 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.

Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2022:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	(2)	2.6
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	(2)	0.1
9 Times Square	Nov. 2014	1	167,390	62.3%	(3)	7.0
123 William Street	Mar. 2015	1	542,676	92.3%	(3)	6.0
1140 Avenue of the Americas	Jun. 2016	1	242,646	76.1%		6.4
8713 Fifth Avenue	Oct. 2018	1	17,500	68.6%	(4)	2.0
196 Orchard Street	Jul. 2019	1	60,297	100.0%		13.1
		8	1,163,061	84.4%		6.8
______
(1)Calculated on a weighted-average basis as of March 31, 2022, as applicable.
(2)The leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into six-month license agreements with a new operator at the garages at both properties. In October 2021, we signed a termination agreement with the original tenants, which required the tenants to pay an aggregate of $1.4 million in termination fees to us, which was all received during the fourth quarter of 2021. As of March 31, 2022 the new tenants at both garages are currently paying rent pursuant to and in accordance with license agreements.
(3)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties. These terminations and new leasing activity in the first quarter of 2022 represented a net decline of 16.4% in the occupancy of 9 Times Square as of March 31, 2022 compared to December 31, 2020. After taking into account the former Knotel space that has been re-leased as of March 31, 2022, occupancy of 123 William Street has increased 2.0% from December 31, 2020 to March 31, 2022.
(4)Occupancy at 8713 Fifth Avenue as of March 31, 2022 has stayed consistent at 68.6% occupied compared to December 31, 2021. We signed a new lease in November 2021 and expect the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%

Results of Operations
As of March 31, 2022 and 2021, our overall portfolio occupancy was 84.4% and 82.8%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2022. There were no replacement leases during the quarter ended March 31, 2022.

Q1 2022
Leasing activity:
New leases:
New leases commenced	1
Total square feet leased	3,940
Annualized straight-line rent per square foot (1)	$52.72
Weighted-average lease term (years) (2)	5.3

______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.
Comparison of Three Months Ended March 31, 2022 and 2021
As of March 31, 2022, we owned eight properties, all of which were acquired prior to January 1, 2021. Our results of operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily reflect changes due to leasing activity and occupancy.
Revenue from Tenants
Revenue from tenants increased $0.5 million to $15.6 million for the three months ended March 31, 2022, from $15.2 million for the three months ended March 31, 2021. The increase was due increased leasing activity (primarily 8713 Fifth Ave and 9 Times Square) during the three months ended March 31, 2022 and the addition of $0.2 million of revenue from Innovate NYC, our co-working space at our 1140 Avenue of the Americas property.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended March 31, 2022 and 2021. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. In accordance with the side letter entered into with the Advisor, (the “Side Letter”), the Advisor reinvested base management fees, aggregating $1.0 million, in shares of the Company’s Class A common stock in the first quarter of 2022.
Property Operating Expenses
Property operating expenses decreased $0.2 million to $8.6 million for the three months ended March 31, 2022 from $8.7 million for the three months ended March 31, 2021. This is due to a decrease in other non-reimbursable expenses, such as real estate taxes which are the responsibility of certain tenants that have not reimbursed us for the taxes. As a result, these taxes for the cash-basis tenants have been paid by us during 2022 and 2021. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations.
Equity-Based Compensation
Equity-based compensation remained consistent at $2.1 million for the three months ended March 31, 2022 and $2.1 million for the three months ended March 31, 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). Approximately $28,000 and $23,000 of expense was also recorded during the three months ended March 31, 2022 and 2021, respectively, for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.

General and Administrative Expenses
General and administrative expenses decreased to $2.4 million for the three months ended March 31, 2022 from $2.7 million for three months ended March 31, 2021. The decrease was primarily due to lower legal costs in the first quarter of 2022, as compared to the same quarter last year.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2022 were $1.3 million, of which $0.3 million related to administrative and overhead expenses and $1.0 million related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits of $2.6 million related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. In 2021, we reached this limit during the quarter ended September 30, 2021.Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2021 were $1.2 million, of which $0.3 million related to administrative and overhead expenses and $0.9 million related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits, which were not reached as of March 31, 2022 or March 31, 2021.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.5 million to $7.0 million for the three months ended March 31, 2022 from $8.5 million for the three months ended March 31, 2021. The decrease was the result of a lower depreciable/amortizable asset base during the three months ended March 31, 2022 due to impairments, write-offs of lease intangibles and write off of tenant improvements recorded in prior periods. There have been no new acquisitions during the three months ended March 31, 2022 that would increase the depreciable base.
Interest Expense
Interest expense was $4.7 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, our weighted-average outstanding debt balance was $403.2 million and $405.0 million, respectively, and had a weighted-average effective interest rate of 4.35% in each period.
Other Income
Other income decreased by approximately $45,000 to $37,000 for the three months ended March 31, 2022, compared to $8,000 for the three months ended March 31, 2021. In connection with the termination/replacement of the swap derivatives, we reflected as a charge (associated with the reduced notional amount) of approximately $38,000 in Other Income (Expense) on our Statement of Operations for the three month period ended March 31, 2022. See Note 6 - Derivatives and Hedging to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash provided by operating activities was $2.2 million during the three months ended March 31, 2022 and consisted primarily of a net loss of $11.1 million, adjusted for non-cash items of $10.4 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $3.1 million and an increase in accounts payable and accrued expenses associated with operating activities of $1.4 million, a decrease in deferred revenue (prepaid rent) of $0.3 million and an increase in straight-line receivable of $1.3 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities of $0.4 million during the three months ended March 31, 2022 related to the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $43,000 during the three months ended March 31, 2021 related to the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used by financing activities was $6.9 million during the three months ended March 31, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $1.3 million.
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
As of March 31, 2022, we had cash and cash equivalents of $10.3 million as compared to $11.7 million as of December 31, 2021, $23.2 million as of September 30, 2021, $23.9 million as of June 30, 2021 and $29.4 million as of March 31, 2021. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million. In addition, we had restricted cash of $13.0 million as compared to $16.8 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, we had $0.7 million, $5.9 million and $1.4 million of cash maintained in segregated and restricted cash accounts resulting from the breach of covenants on loans secured by our 9 Times Square, 1140 Avenue of the Americas and Laurel/Riverside properties, respectively. We may not access this cash unless and until the various breaches have been cured. We entered into a waiver and amendment with the lender for the loan secured by 9 Times Square in March, 2022. As part of this agreement, we were permitted to use the restricted cash which aggregated $5.5 million at the time of the agreement repay principal. Excess cash generated by the property, continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Cash flows from operating activities during the three months ended March 31, 2022 was $2.2 million. We anticipate the need to continue to fund a portion of our operating expenses and capital requirements over the next 12 months with cash on hand, proceeds from our Common Stock ATM Program (as defined below), potential dispositions and cash received from the immediate reinvestment by the Advisor of up to $3.0 million of base management fees to be paid to our Advisor in 2022 in shares of our Class A Common stock (see below for details). During the quarter ended March 31, 2022 the Advisor reinvested $1.0 million, leaving $2.0 million to be invested during the remainder of 2022. We do not have any significant scheduled debt principal repayments due until 2024, and we believe that we will have sufficient cash available to us to meet our operating cash requirements including cash to pay dividends at the existing rate over the next year. We expect to fund our future capital needs primarily through proceeds from our Common Stock ATM Program or potentially other future equity offerings. We may also fund our future capital needs through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future and proceeds from property dispositions (if any). There can be no assurance, however, that capital sufficient to meet our capital needs will be available to us on favorable terms, or at all.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020, include dividends to our common stockholders. Since the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered, as described below. Specifically for these properties, there were early lease terminations, expirations without renewal and a tenant bankruptcy for a significant tenant in the 9 Times Square property (Knotel). Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into six-month license agreements with a new operator at the garages at both properties. The termination agreement with these tenants required them to pay a $1.4 million termination fee to us, which was all received during the fourth quarter of 2021.

As a result of the breaches at these properties, which together represent 47% of the rentable square feet in our portfolio as of as of March 31, 2022, we were not be able to use excess cash flow from the properties to fund operating expenses at our other properties and other capital requirements during the quarter ended March 31, 2022, and we will not be able to use excess cash flow from the remaining properties that are under breach to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. On March 2, 2022 we entered into a waiver and amendment to the mortgage loan secured by our 9 Times Square property, under which the lender agreed to waive any potential existing default that may have existed under the loan as of March 31, 2022, subject to us paying $5.5 million of the principal amount under the loan. This amount was paid on March 3, 2022 using the cash held in a segregated account as of that date, $4.3 million of which was part of our restricted cash balance on our consolidated balance sheet as of December 31, 2021. However, the cash trap is still in place as of the date of this report (see below for more details).
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
Subsequent to December 31, 2021, on February 4, 2022, we entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock, in an amount aggregating no more than $3.0 million. We believe the terms of the Side Letter will enhance their cash resources over the six-month term of the Side Letter. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, in shares of our Class A common stock in the first quarter of 2022. As a result, we issued 45,372 and 43,508 shares of our Class A common stock in February and March 2022 in respect of these purchases.
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of March 31, 2022 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate.
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
We do not have any scheduled principal payments due on our mortgage notes payable for the year ending December 31, 2022. As noted, herein (below), however, we did repay $5.5 million of principal on the loan secured by our 9 Times Square property during the first quarter of 2022.
9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the 12 preceding months. The principal amount of the loan was $49.5 million as of March 31, 2022. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of March 31, 2022 and December 31, 2021 there was $0.7 million and $4.3 million, respectively, of cash trapped under the loan being held in the cash management account, which was classified in restricted cash on our consolidated balance sheet as of March 31, 2022 and December 31, 2021.

On March 2, 2022 we entered into a waiver and amendment to this mortgage loan, under which the lender agreed to waive any potential existing default that may have existed under the loan, subject to us paying $5.5 million of the principal amount under the loan. To fund the payment, which was made on March 3, 2022, we were permitted to use $5.5 million that was being held in a cash management account as of that date, $4.3 million of which was part of our restricted cash balance on its consolidated balance sheet as of December 31, 2021.
Other significant changes from the waiver and amendment include: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permits us to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaced the LIBOR rate provisions to provide for a successor benchmark using the Secured Overnight Financing Rate (“SOFR”) effective as of the second quarter of 2022 and amends the spreads to 1.60% from 1.50%, per annum. The previously existing “pay fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate.
With the waiver as of September 30, 2021, we can be in breach for up to four consecutive quarters without causing an event of default. Accordingly, while we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, and we expect continue to be in breach in the near term, this does not and will not represent an event of default under the amended terms unless we consecutively breach the covenant through the third quarter of 2022. We expect to remain in the cash trap while it remains in breach and excess cash generated by the property, continues to be deposited in a separate cash management account until we are able to comply with all of the applicable covenants. As of March 31, 2022, there was $0.7 million held in a cash management account which was part of our restricted cash balance on its consolidated balance sheet.
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
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last seven quarters ended March 31, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount of the loan was $99.0 million as of March 31, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2022, we had $5.9 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
We breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. We satisfied the debt service coverage covenant for the quarter ended December 31, 2021 and March 31, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months.
The principal amount of the loan was $50.0 million as of March 31, 2022. The two previous parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. On October 26, 2021, we signed a termination agreement with these tenants, which required the tenants to pay us a $1.4 million termination payment, which was received during the fourth quarter of 2021. Also, upon the signing of the termination agreement, we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements in April 2022 to expire at the end of October 2022. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was classified in restricted cash on our consolidated balance sheet as of December 31, 2021, and it was classified in cash and cash equivalents on our consolidated balance sheet as of March 31, 2022 (see below for more information).

Our breaches of the debt services coverage covenant were not events of default but rather required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan, whereby it could have remained subject to this reserve requirement through maturity of the loan without further penalty or ramifications. However, because we satisfied the debt service coverage covenant for the quarter ended December 31, 2021 and March 31, 2022, we are no longer in breach since we have maintained the required debt service coverage for the property for two consecutive quarters. Accordingly, the $1.4 million, which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on our consolidated balance sheet as of March 31, 2022.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount for the loan was $10.0 million as of March 31, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of March 31, 2022, we had not yet determined whether it will do so. We also have the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of March 31, 2022, no cash was trapped related to this property. We signed a lease with a new tenant at this property in November 2021 and we expect the new tenant to occupy the space in the second quarter of 2022, which will bring the occupancy at this property back to 100%.
Other Information
We entered into one new lease at 9 Times Square that represents over 3,900 square feet during the three months ended March 31, 2022. We are working to find new tenants to replace the portion of the space previously leased to Knotel at 123 William Street that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at the properties described herein on terms that allow us to cure the covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for these breaches (as disclosed above) is not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of March 31, 2022.
Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). During the three months ended March 31, 2022, we did not sell any shares of our Class A common stock under the Common Stock ATM Program but we expect to use this program to fund our liquidity needs during the second quarter.
Repurchase Program
Our board of directors adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class A common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Repurchases would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. As of March 31, 2022 no shares had been repurchased by the Company under this program. As of March 31, 2022, we also had cash and cash equivalents of approximately $10.3 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million.

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
Leasing Activity/Occupancy
We had an occupancy level of 84.4% across our portfolio as of March 31, 2022, as compared to 82.9% as of December 31, 2021. The significant occupancy changes were as follows:
•Occupancy at 9 Times Square increased to 62.3% as of March 31, 2022, compared to 59.3% as of December 31, 2021. The increase was due to new leases signed during the first quarter ended March 31, 2022.
•Occupancy at 123 William Street increased to 92.3% as of March 31, 2022, compared to 90.8% as of December 31, 2021. The increase was due to new leases signed during the first quarter ended March 31, 2022.
Capital Expenditures
For the three months ended March 31, 2022, we funded an aggregate of $0.4 million of capital expenditures primarily related to tenant and building improvements at 123 William Street, 9 Times Square and 1140 Avenue of the Americas. The capital expenditures for the three months ended March 31, 2021 of $43,000 were primarily related to improvements at 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2022, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be in-line with the amount invested in 2021. We funded our capital expenditures during the three months ended March 31, 2022 from cash on hand consisting of proceeds from previous financings and, commencing in the second quarter of 2021, proceeds from our Common Stock ATM program and cash retained from the Advisor reinvesting their base management fees in shares of our common stock (as discussed above). The economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2022.
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
Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded REITs although Core FFO presented by us may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs and non-cash equity-based compensation. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(11,105)	$(13,535)
Depreciation and amortization	6,981	8,526
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(4,124)	(5,009)
Equity-based compensation	2,120	2,115
Core FFO (deficit) attributable to common stockholders	$(2,004)	$(2,894)

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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net loss (in accordance with GAAP)	$(11,105)	$(13,535)
Depreciation and amortization	6,981	8,526
Interest expense	4,715	4,713
Income tax expense	—	—
Equity-based compensation	2,120	2,115
Other expense	37	8
Asset and property management fees to related parties	1,922	1,907
General and administrative	2,398	2,732
Accretion of below- and amortization of above-market lease liabilities and assets, net	(51)	(215)
Straight-line rent (revenue as a lessor)	(1,303)	(640)
Straight-line ground rent (expense as lessee)	27	28
Cash NOI	$5,741	$5,639
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
During the three months ended March 31, 2022 and year ended December 31 2021, we paid dividends to our common stockholders at our current annual rate of $0.40 per share of common stock or $0.10 per share quarterly.
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our board of directors previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Our net cash provided by operating activities was approximately $2.2 million for the three months ended March 31, 2022. During this period, we paid dividends of $1.3 million. These dividend payments were funded from cash from operations.
The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended
	March 31, 2022
(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,329
Distributions to holders of LTIP Units	40
Total dividends and distributions	$1,369

Source of dividend coverage:
Cash flows provided by operations	$1,369	100%
Total sources of dividend and distribution coverage	$1,369	100%

Cash flows provided by operations (GAAP basis)	$2,178

Net loss attributable to common stockholders (in accordance with GAAP)	$(11,105)
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the quarter ended March 31, 2022, the increase to the 3-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.5%. To help mitigate the adverse impact of inflation, approximately 85% of our leases with our tenants contain rent escalation provisions which average 1.74% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 76% are fixed-rate, 9% are based on other measures and 15% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and we direct your attention to those risk factors, other than those disclosed below:

Actual or threatened terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
All our properties are located in New York City, which is a major metropolitan areas that is susceptible to terrorist attack or damage. Because many of our properties are open to the public, they are exposed to a number of incidents that may take place within or around their premises and that are beyond our control or ability to prevent. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise in a material amount.
Furthermore, on February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which is highly unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, this war has exacerbated, and may continue to exacerbate, inflation and significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
The U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricted imports of Russian oil, liquefied natural gas and coal. The sanctions have caused supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. and Europe, among other areas.
These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity financing on attractive terms in the future.
The United States government has warned of the potential risk of Russian cyberattacks, which may create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.
Any actual or threatened terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business, the value of our properties and our results of operations. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to access capital markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
On February 4, 2022, we entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock (the “Shares”), in an amount aggregating no more than $3.0 million. We will be obligated to issue up to $3.0 million of Shares to the Advisor pursuant to, and subject to, the terms of the Side Letter. Each issuance of Shares pursuant to the Side Letter will be made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.
The Advisor reinvested base management fees of $1.0 million in our common shares during the three months ended March 31, 2021 for 88,880 shares of our Class A Common Stock and an additional $1.0 million during the period subsequent to March 31, 2022 through the date of this 10-Q filing for 79,033 shares of our Class A Common Stock.

Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
3.8 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.9 (6)	Articles Supplementary reclassifying Class B common stock into Class A common stock
4.1 (7)	Amendment, dated as of August 12, 2021, to the Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent
10.1 *	Form of Restricted Share Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

EXHIBITS INDEX
(4) Filed as an exhibit to our Form 8-K filed with the SEC on August 5, 2020.
(5) Filed as an exhibit to our Form 8-K filed with the SEC on August 18, 2020.
(6) Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2022.
(7) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021.

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

Dated: May 13, 2022