Form 10-Q
period 2022-06-30
New York City REIT, Inc.
filed 2022-08-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Former name, former address and former fiscal year, if changed since last report: Not Applicable

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 8, 2022, the registrant had 13,810,868 shares of Class A common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$192,600	$192,600
Buildings and improvements	574,454	572,576
Acquired intangible assets	87,119	87,478
Total real estate investments, at cost	854,173	852,654
Less accumulated depreciation and amortization	(171,287)	(157,880)
Total real estate investments, net	682,886	694,774
Cash and cash equivalents	8,097	11,674
Restricted cash	12,444	16,754
Operating lease right-of-use asset	55,061	55,167
Prepaid expenses and other assets	9,174	9,293
Derivative asset, at fair value	776	—
Straight-line rent receivable	28,075	25,838
Deferred leasing costs, net	9,428	9,551
Total assets	$805,941	$823,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$393,388	$398,117
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $214 and $141 at June 30, 2022 and December 31, 2021, respectively)	15,377	8,131
Operating lease liability	54,744	54,770
Below-market lease liabilities, net	3,572	4,224
Derivative liability, at fair value	—	1,553
Deferred revenue	3,717	5,120
Total liabilities	470,798	471,915

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 13,638,789 and 13,277,738 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	136	133
Additional paid-in capital	693,695	691,118
Accumulated other comprehensive income (loss)	819	(1,553)
Distributions in excess of accumulated earnings	(375,837)	(350,709)
Total stockholders’ equity	318,813	338,989
Non-controlling interests	16,330	12,147
Total equity	335,143	351,136
Total liabilities and equity	$805,941	$823,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from tenants	$16,231	$14,977	$31,877	$30,163

Operating expenses:
Asset and property management fees to related parties	1,785	1,847	3,707	3,754
Property operating	8,270	8,323	16,848	17,059
Equity-based compensation	2,201	2,120	4,321	4,235
General and administrative	3,506	1,984	5,904	4,716
Depreciation and amortization	7,041	7,023	14,022	15,549
Total operating expenses	22,803	21,297	44,802	45,313
Operating loss	(6,572)	(6,320)	(12,925)	(15,150)
Other income (expense):
Interest expense	(4,703)	(4,763)	(9,418)	(9,476)
Other income (expense)	2	31	(35)	39
Total other expense	(4,701)	(4,732)	(9,453)	(9,437)
Net loss and Net loss attributable to common stockholders	$(11,273)	$(11,052)	$(22,378)	$(24,587)

Other comprehensive income (loss):
Change in unrealized gain on derivative	622	233	2,372	822
Other comprehensive income	622	233	2,372	822
Comprehensive loss	$(10,651)	$(10,819)	$(20,006)	$(23,765)

Weighted-average shares outstanding — Basic and Diluted	13,433,690	12,799,703	13,367,040	12,789,919
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.84)	$(0.87)	$(1.68)	$(1.93)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	13,277,738	$133	$691,118	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Common stock issued to the Advisor	215,306	2	2,319	—	—	2,321	—	2,321
Equity-based compensation	135,702	1	137	—	—	138	4,183	4,321
Common stock issued to directors in lieu of cash for board fees	10,043	—	121	—	—	121	—	121
Dividends declared on common stock, $0.10 per share	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	—	(22,378)	(22,378)	—	(22,378)
Other comprehensive income	—	—	—	2,372	—	2,372	—	2,372
Balance, June 30, 2022	13,638,789	$136	$693,695	$819	$(375,837)	$318,813	$16,330	$335,143

	Three Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2022	13,371,810	$134	$692,212	$197	$(363,183)	$329,360	$14,239	$343,599
Common stock issued to the Advisor	126,426	1	1,312	—	—	1,313	—	1,313
Equity-based compensation	135,702	1	109	—	—	110	2,091	2,201
Common stock issued to directors in lieu of cash for board fees	4,851	—	62	—	—	62	—	62
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,341)	(1,341)	—	(1,341)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(11,273)	(11,273)	—	(11,273)
Other comprehensive income	—	—	—	622	—	622	—	622
Balance, June 30, 2022	13,638,789	$136	$693,695	$819	$(375,837)	$318,813	$16,330	$335,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Proceeds from sale of common stock, net	254,602	3	2,840	—	—	2,843	—	2,843
Repurchase and cancellation of common stock	(26,236)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(6)	—	—	—	—	—	—	—
Redemption of Class A Units	13,100	—	230	—	—	230	(230)	—
Equity-based compensation	21,546	—	51	—	—	51	4,184	4,235
Dividends declared on common stock, $0.10 per share	—	—	—	—	(2,562)	(2,562)	—	(2,562)
Distributions paid to non-controlling interest holders					(80)	(80)		(80)
Net loss	—	—	—	—	(24,587)	(24,587)	—	(24,587)
Other comprehensive income	—	—	—	822	—	822	—	822
Balance, June 30, 2021	13,065,696	$132	$689,653	$(2,582)	$(333,111)	$354,092	$7,963	$362,055

	Three Months Ended June 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2021	12,776,448	$129	$686,555	$(2,815)	$(320,737)	$363,132	$6,101	$369,233
Proceeds from sale of common stock, net	254,602	3	2,840	—	—	2,843	—	2,843
Redemption of Class A Units	13,100	—	230	—	—	230	(230)	—
Equity-based compensation	21,546	—	28	—	—	28	2,092	2,120
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,282)	(1,282)	—	(1,282)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(11,052)	(11,052)	—	(11,052)
Other comprehensive income	—	—	—	233	—	233	—	233
Balance, June 30, 2021	13,065,696	$132	$689,653	$(2,582)	$(333,111)	$354,092	$7,963	$362,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,378)	$(24,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,022	15,549
Amortization of deferred financing costs	771	771
Accretion of below- and amortization of above-market lease liabilities and assets, net	(101)	(440)
Equity-based compensation	4,321	4,235
Management fees reinvested by the Advisor	2,321	—
Changes in assets and liabilities:
Straight-line rent receivable	(2,233)	(1,078)
Straight-line rent payable	54	54
Prepaid expenses, other assets and deferred costs	(499)	70
Accounts payable, accrued expenses and other liabilities	6,862	(356)
Deferred revenue	(1,403)	385
Net cash provided by (used in) operating activities	1,737	(5,397)
Cash flows from investing activities:
Capital expenditures	(1,374)	(1,114)
Net cash used in investing activities	(1,374)	(1,114)
Cash flows from financing activities:
Payments on mortgage note payable	(5,500)	—
Common stock issuance proceeds	—	3,352
Dividends paid on common stock	(2,670)	(2,562)
Repurchase of common stock	—	(183)
Distributions to non-controlling interest holders	(80)	(80)
Net cash (used in) provided by financing activities	(8,250)	527
Net change in cash, cash equivalents and restricted cash	(7,887)	(5,984)
Cash, cash equivalents and restricted cash, beginning of period	28,428	39,994
Cash, cash equivalents and restricted cash, end of period	$20,541	$34,010

Cash and cash equivalents	$8,097	$23,875
Restricted cash	12,444	10,135
Cash, cash equivalents and restricted cash, end of period	$20,541	$34,010

Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$121	$—
Accrued capital expenditures	504	158
Common stock issued to the Advisor	2,321	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed entity that has qualified to be taxed as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). We invest primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of June 30, 2022, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million. At our 1140 Avenue of the Americas property, in the third quarter of 2021 we began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2022.
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
June 30, 2022
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
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of June 30, 2022 and December 31, 2021 (see Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information).
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The impact of the COVID-19 pandemic has evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area. Measures such as “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities for much of 2020 and early part of 2021 and required social distancing measures had resulted in closure and limitations on the operations of many businesses. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations may in the future be re-instituted along with other steps such as mandatory vaccination as rates of infection increase, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the SARS-CoV-2 virus. On March 7, 2022, New York City lifted its indoor mask and vaccine mandates. Some of the Company’s tenants operate businesses that require in-person interactions, such as retail stores, gyms, fitness studios and parking garages. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by the Company’s tenants.
The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of June 30, 2022. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of June 30, 2022 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and has recently fully reopened on March 7, 2022. The Company’s properties remain accessible to all tenants, although, even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, one of the Company’s tenants, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. Management has already re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and the Company received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. Concurrently, the Company simultaneously entered into six month license agreements with a new operator at both garage properties, and subsequently extended these agreements, set to expire at the end of October 2022, in April 2022. Subsequently in July 2022, the previous short-term extensions noted above were terminated, and commenced new leases that expire in June 2037. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This did impact the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. As a result, the Company did experience delays in rent collections during 2021, however this trend has not continued into the first half of 2022. Also, there is only one tenant for which we are recording rent on a cash basis as of June 30, 2022. The Company did take a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in 2020 and 2021, the Company executed different types of lease amendments. These agreements

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
included deferrals and abatements and, in some cases, extensions to the term of the leases. During the year ended December 31, 2021, the Company executed lease amendments with multiple tenants, which include deferrals, abatements, extensions to the terms of the lease, and in one instance, a reduction of the lease term. The Company did not enter into any new deferral or abatement agreements in the first half of 2022.
As a result of the financial difficulties of the Company’s tenants during 2020 and 2021, and early lease terminations during 2020 and 2021, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events that continued into the second quarter of 2022 (except for the Laurel/Riverside property), but were not events of default. The Company is now no longer in breach of the covenants for the Laurel/Riverside property because it satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022 and continued to satisfy the required debt service coverage for the quarter ended June 30, 2022. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of June 30, 2022, of the debt covenants under the mortgages secured by these properties.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (“FASB”) and U.S Securities and Exchange Commission (the “SEC”) have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2022, these leases had a weighted-average remaining lease term of 7.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the six months ended June 30, 2022 and 2021, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
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
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with the Company’s past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months and six months ended June 30, 2022 or 2021. Also, there were no dispositions of real estate during the three months and six months ended June 30, 2022 or 2021. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which includes marketing the property for sale. As no buyer has been identified for the property, it does not qualify to be classified as held for sale on the consolidated balance sheet as of June 30, 2022.
Significant Tenants
As of June 30, 2022 and December 31, 2021, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
In-place leases (1)	$1,326	$1,361	$2,606	$2,866
Other intangibles	177	291	354	583
Total included in depreciation and amortization	$1,503	$1,652	$2,960	$3,449

Above-market lease intangibles	$263	$273	$526	$538
Below-market lease liabilities	(326)	(488)	(652)	(1,003)
Total included in revenue from tenants	$(63)	$(215)	$(126)	$(465)

Below-market ground lease, included in property operating expenses	$12	$12	$25	$25
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2022:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place leases	$1,945	$3,333	$2,425	$1,366	$673
Other intangibles	354	708	708	708	708
Total to be included in depreciation and amortization	$2,299	$4,041	$3,133	$2,074	$1,381

Above-market lease assets	$448	$825	$495	$206	$138
Below-market lease liabilities	(519)	(949)	(890)	(502)	(183)
Total to be included in revenue from tenants	$(71)	$(124)	$(395)	$(296)	$(45)
Write-off of Deferred Leasing Commissions
In January 2021, the Company’s former tenant, Knotel, filed for bankruptcy and all leases with the Company were terminated effective January 31, 2021. As a result of these terminations, the Company wrote-off $1.3 million of deferred leasing

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
costs in the first quarter of 2021, which are included in depreciation and amortization expense in our consolidated statement of operations for the six months ended June 30, 2021.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2022 and December 31, 2021 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2022	December 31, 2021	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (2)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square (2) (3)	1	49,500	55,000	3.72%	Fixed	(4)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	405,000	4.35%
Less: deferred financing costs, net (5)		(6,112)	(6,883)
Mortgage notes payable, net		$393,388	$398,117
_______
(1)As of June 30, 2022, $1.6 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. The escrow amount will be released to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company no longer has access to the excess cash flows. As of June 30, 2022 an aggregate of $7.7 million is held in cash management accounts pursuant to these cash traps, which is included in restricted cash on the balance sheet. See “Debt Covenants” section below for additional details. For Laurel/Riverside, as of June 30, 2022, the Company was neither in covenant breach nor in cash traps based on current results.
(3)The Company made a $5.5 million in principal payment in March 2022 pursuant to a waiver and amendment of the loan on the Company’s 9 Times Square property. See “Debt Covenants” section below for additional details.
(4)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of June 30, 2022 (see Note 6 — Derivatives and Hedging Activities for additional information).
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
Collateral and Principal Payments
Real estate assets and intangible assets of $835.9 million, at cost (net of below-market lease liabilities), at June 30, 2022 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2022:

(In thousands)	Future Minimum Principal Payments
2022 (remainder)	$—
2023	—
2024	49,500
2025	—
2026	99,000
Thereafter	251,000
Total	$399,500

Debt Covenants
9 Times Square
The Company breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the 12 preceding months. The principal amount of the loan was $49.5 million as of June 30, 2022. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
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
With the waiver as of September 30, 2021, the Company is permitted to be in breach for up to four consecutive quarters without causing an event of default. While the Company also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, the Company expects that it will not be in breach as of June 30, 2022 and September 30, 2022. As a result, the Company will have two consecutive quarters that it will not be in breach and, at such time, the Company will be able to request to exit the cash trap. The maintenance of the separate cash management account described above will remain a requirement until the Company is able to comply with all of the applicable covenants. As of June 30, 2022, there was $2.5 million held in a cash management account which was part of the Company’s restricted cash balance on its consolidated balance sheet.
The Company expects that it will not be in breach as of June 30, 2022 and September 30, 2022, however if it were in breach, the Company may remain in breach of the covenants through the reporting of third quarter of 2022 results at which time, if the Company remains in breach, the Company will again enter the “right sizing” period which would require (1) repaying a portion of the loan or (ii) provide the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance. There is no assurance that the Company will be able to cure the breaches before such time, which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
substantial principal repayment would significantly impact the Company’s capital resources which could have a material adverse effect on the Company’s ability to fund its operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock. The agreement governing this loan requires the Company to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $20.5 million as of June 30, 2022.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last eight quarters ended June 30, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount of the loan was $99.0 million as of June 30, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of June 30, 2022, the Company has $5.2 million in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
The Company breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The Company satisfied the debt service coverage covenant for the quarter ended December 31, 2021, March 31, 2022 and June 30, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months.
The principal amount of the loan was $50.0 million as of June 30, 2022. The two previous parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. On October 26, 2021, the Company signed a termination agreement with the original tenants of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property, which required the tenants to pay a $1.4 million termination payment to the Company, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was originally classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, and it was subsequently reclassified to cash and cash equivalents on the Company’s consolidated balance sheet in the first quarter of 2022 (see below for more information). Also, upon the signing of the termination agreement, the Company simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently, in July 2022, the Company terminated the six-month license agreements and commenced new leases that expire in June 2037.
The Company’s breaches of the debt services coverage covenant were not events of default but rather required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan, whereby it could have remained subject to this reserve requirement through maturity of the loan without further penalty or ramifications. However, the Company is now no longer in breach of the covenants for Laurel/Riverside because it satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period. The Company also satisfied the debt service coverage for the period June 30, 2022. Accordingly, the $1.4 million, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on the Company’s consolidated balance sheet in the first quarter of 2022.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and the first and second quarters of 2022, respectively. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount for the loan was $10.0 million as of June 30, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of June 30, 2022, the Company had not yet determined whether it will do so. The Company also has the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of June 30, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021 and expects the new tenant to occupy the space in the third quarter of 2022, which will bring the occupancy at this property back to 100%.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of June 30, 2022, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
June 30, 2022
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2022
Interest rate “Pay - Fixed” swaps - assets	$—	$776	$—	$776
Total	$—	$776	$—	$776

December 31, 2021
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,553)	$—	$(1,553)
Total	$—	$(1,553)	$—	$(1,553)

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

		June 30, 2022		December 31, 2021
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$132,465	$140,000	$145,827
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	92,354	99,000	100,616
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	46,319	50,000	51,750
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,450	10,000	10,633
Mortgage note payable — 9 Times Square	3	49,500	48,123	55,000	53,654
Mortgage note payable — 196 Orchard Street	3	51,000	44,380	51,000	50,423
Total		$399,500	$373,091	$405,000	$412,903
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.

(In thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$776	$(1,553)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2022 and year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial paydown of the Company’s mortgage loan on its 9 Times Square property (see Note 4 — Mortgage Notes Payable, Net), the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the six month period ended June 30, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income (“AOCI”). The amount will be amortized into interest expense over the term of the hedged item. The unamortized amount as of June 30, 2022 was $43,000.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.5 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
As of June 30, 2022 and December 31, 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2022		December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$454	$(54)	$1,878	$253
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(168)	$(287)	$(494)	$(568)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,703	$4,763	$9,418	$9,476

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2022	$776	$—	$—	$776	$—	$—	776
December 31, 2021	$—	$(1,553)	$—	$(1,553)	$—	$—	(1,553)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.7 million. As of June 30, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.7 million.
Note 7 — Stockholders’ Equity
As of June 30, 2022 and December 31, 2021, the Company had 13.6 million and 13.3 million shares of common stock outstanding, respectively, including unvested restricted shares. As of June 30, 2022, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
During the first six months of 2022 and during the year ended December 31, 2021, the Company paid dividends to common stockholders in the amount of $0.40 per share ($0.10 per share, per quarter) of common stock per year, payable to holders of record on a single quarterly record date. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.
During the three and six months ended June 30, 2022, in accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $1.5 million and $2.5 million, in shares of the Company’s Class A common stock respectively. The number of shares purchased was based on a 10-day trading average price subject to a “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”) computed upon executing the side letter to be $10.55 per share. As a result the side letter, during the first six months of 2022, the Company issued 45,372, 43,508, 38,786, 40,247 and 47,393 shares of its Class A common stock in February, March 2022, April, May and June 2022, respectively, in connection with the monthly base management fee earned by the Advisor. For accounting purposes, these shares are treated as issued using the closing price on date of issue and the related expense for the year are reflected as $1.3 million and $2.3 million for the three and six months ended June 30, 2022, respectively.
During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
made an election to receive stock in lieu of cash for board services rendered during the first quarter of 2022, and accordingly, the expense was recorded in the first quarter of 2022. As a result of these elections, the Company issued:
•5,192 shares of its Class A common stock to the Company’s independent board of directors in the first quarter of 2022 (for services rendered in the fourth quarter 2021), and
•4,851 shares of its Class A common stock to the Company’s independent board of directors in the second quarter of 2022 (for services rendered in the first quarter of 2022).
The Company paid all directors fees in cash during the second quarter of 2022.
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
During the three and six months ended June 30, 2022 and 2021, the Company did not sell any shares of Class A common stock through the Common Stock ATM Program.
Repurchase Program
The Company’s directors adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period following the listing of the Company’s Class A common stock on the NYSE (the “Listing”). Actual repurchases would be reviewed and approved by the Company’s board of directors based on management recommendations taking into consideration all information available at the specific time including the Company’s available cash resources (including the ability to borrow), market capitalization, trading price of the Company’s Class A common stock, state law considerations and other contractual or regulatory limitations and capital availability. Repurchases, if approved by the Company’s board of directors, would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. The Company’s board of directors has not considered or authorized any repurchases since the adoption of the initial resolution.
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
Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan, but did not take actions to declare a dividend for the plan to become effective. In August 2020, in connection with the Listing and the related bifurcation of common stock into Class A and Class B common stock, the Company entered into an amended and restated rights agreement, which amended and restated the stockholders rights plan approved in May 2020 and declared a dividend payable in August 2020, of one Class A right for and on each share of Class A common stock and one Class B right for and on each share of Class B common stock, in each case, outstanding on the close of business on August 28, 2020 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), of the Company at a price of $55.00 per one one-thousandth of a share of Series A Preferred Stock, represented by a right, subject to adjustment. On August 12, 2021 the expiration date of these rights was extended from August 16, 2021 to August 16, 2022. On August 9, 2022 the expiration date of these rights was extended again from August 16, 2022 to August 18, 2025.
Distribution Reinvestment Plan
Until August 28, 2020, the Company had a distribution reinvestment plan (“DRIP”), pursuant to which, stockholders may elect to reinvest distributions paid in cash in additional shares of common stock. The Company had the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the six months ended June 30, 2022, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
As of June 30, 2022, the Company’s ground lease had a weighted-average remaining lease term of 44.5 years and a discount rate of 8.6%. As of June 30, 2022, the Company’s balance sheet includes an ROU asset and liability of $55.1 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and six months ended June 30, 2022, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard. For the three and six months ended June 30, 2021, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the six months ended June 30, 2022 and 2021.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of June 30, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$2,373
2023	4,746
2024	4,746
2025	4,746
2026	4,746
Thereafter	197,754
Total lease payments	219,111
Less: Effects of discounting	(164,367)
Total present value of lease payments	$54,744
Litigation and Regulatory Matters

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2022 and December 31, 2021, entities wholly owned by AR Global owned 215,306 and 56,091 shares, respectively, of the Company’s outstanding common stock.
Cash Management Plan
To potentially enhance the Company’s cash resources to fund operating and capital needs, Bellevue Capital Partners, LLC, which is an entity that controls the Advisor (“Bellevue”) has expressed a desire to invest additional capital in the Company. Although no agreement exists, the Shares would likely be purchased by Bellevue from time to time at its discretion directly from the Company through block trades executed under the Company’s Common Stock ATM Program. The Company’s board of directors has authorized the issuance of up to 1,000,000 shares its Class A common stock for these purposes although there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase. The Advisor and Property Manager likewise have told the Company that one or both of them, each in their sole discretion, may be willing to accept shares of the Company’s Class A common stock in lieu of cash as payment for certain fees or expense reimbursements. To facilitate the potential investments, Bellevue, the Advisor and the Property Manager (referred to collectively as the “AR Parties”) proposed, and the Company agreed, to amend the Waiver Agreements and the Company decided to lower the ownership limit applicable to all other stockholders. For additional information on the amendments to the Waiver Agreements and ownership limit changes, see Note 13 — Subsequent Events.
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and during the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458, plus (ii) the product of (x) the diluted weighted-

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944. The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended June 30, 2022 or 2021.
On February 4, 2022, the Company entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement pursuant to which the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest all fees received by the Advisor under Section 10(c)(i)-(ii) of the Advisory Agreement in shares of the Company’s Class A common stock, par value $0.01 per share (the “Shares”), in an amount aggregating no more than $3.0 million. The price of the Shares was determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement and was not less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. The Advisor’s obligation to invest its fee in Shares under the Side Letter was in consideration of, and subject to the provisions of the Waiver Agreements (defined below). In addition, the Company was not required to issue any Shares under the Side Letter if doing so would have required the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the New York Stock Exchange.
On February 4, 2022, concurrently with the execution of the Side Letter, the Company’s board of directors granted (i) a waiver from the Aggregate Share Ownership Limit, as defined and contained in Section 5.7 of the Company’s charter, to permit each of Bellevue, the Advisor, entities controlled by Bellevue, Edward M. Weil. Jr, who is an officer and director of the Company, an officer of the Advisor and a holder of a non-controlling interest in Bellevue, and their respective affiliates and certain other entities and individuals who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Charter) Shares held by either or both of Bellevue and the Advisor, including Mr. Weil, to Beneficially Own or Constructively Own Shares in an amount up to 20% of the outstanding Shares (subject to certain constraints for each such entity and individual on the total actual ownership of Shares by such entities and individuals), to the extent and on the terms set forth in each ownership limit waiver agreement (collectively, the “Charter Ownership Limit Waiver Agreements”); and (ii) a waiver from the provisions contained in Section 1.1 of the Amended and Restated Rights Agreement, dated August 17, 2020 (as amended by Amendment No. 1 dated August 12, 2021, the “Rights Plan”), to permit each party to the Charter Ownership Limit Waiver Agreements to Beneficially Own (as defined in the Rights Plan) Shares to the maximum extent allowed by the Charter Ownership Limit Waiver Agreements without being deemed an “Acquiring Person” under Section 1.1 of the Rights Plan, subject to the terms set forth in the rights plan waiver agreement (the “Rights Plan Waiver Agreement,” and together with the Charter Ownership Limit Waiver Agreements, the “Waiver Agreements”). The terms and conditions of the Charter Ownership Limit Waiver Agreements entered into with each of these entities or individuals are the same except for the actual number of Shares the entities or individuals may own or acquire. All other terms and conditions contained in the Company’s charter will otherwise continue to apply to the Shares that the entities or individuals may own or acquire.
The Company paid $1.3 million and $2.8 million in cash base asset management fees during the three and six months ended June 30, 2022, respectively, and the Company paid $1.5 million and $3.0 million in cash base asset management fees during the three and six months ended June 30, 2021, respectively. There were no variable management fees incurred in any of these periods. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million and $1.5 million, in shares of the Company’s Class A common stock in the first and second quarters of 2022, respectively. As a result, the Company issued 45,372, 43,508, 38,786, 40,247 and 47,393 shares of its Class A common stock in February, March, April, May and June 2022 in connection with the monthly base management fee earned by the Advisor. For accounting purposes, these shares were issued using the closing price on date of issue and the related expense for the year are reflected as $1.3 million and $2.3 million for the three and six months ended June 30, 2022, respectively.
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
June 30, 2022
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
The Company incurred approximately $0.5 million and $0.9 million in property management fees during the three and six months ended June 30, 2022, respectively, and the Company incurred $0.3 million and $0.8 million in property management fees during the three and six months ended June 30, 2021, respectively.
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
Professional fees and other reimbursements for the three and six months ended June 30, 2022 were $1.2 million and $2.7 million, respectively, and were $1.0 million and $2.4 million for the three and six months ended June 30, 2021, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three and six months ended June 30, 2022 were $0.9 million and $2.1 million, respectively, of which $0.1 million and $0.4 million, respectively, related to administrative and overhead expenses and $0.7 million and $1.7 million, respectively, were for salaries, wages, and benefits. As of June 30, 2022 we have reached our annual limit of $0.4 million for professional fees and other reimbursements related to administrative, overhead and personnel service expenses paid to the Advisor.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three and six months ended June 30, 2021 were $0.7 million and $1.9 million, respectively, of which $0.1 million and $0.4 million, respectively, related to administrative and overhead expenses and $0.7 million and $1.6 million, respectively, were for salaries, wages, and benefits.
Summary of Fees, Expenses and Related Payables

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Ongoing fees:
Asset and property management fees to related parties	$1,785	$1,847	3,707	3,754	$214	$141
Professional fees and other reimbursements (1)	1,223	975	2,739	2,367	—	—
Total related party operation fees and reimbursements	$3,008	$2,822	$6,446	$6,121	$214	$141
________
(1)Amounts for the three and six months ended June 30, 2022 and 2021 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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
June 30, 2022
(Unaudited)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of June 30, 2022 there have been no shares awarded.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
During the second quarter of 2022, the Company granted 109,875 restricted shares to employees of the Advisor. The restricted shares granted to employees of the Advisor or its affiliates will vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited.
The following table displays restricted share award activity during the six months ended June 30, 2022:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	25,172	$15.00
Granted	135,702	10.96
Vested	(5,406)	17.20
Unvested June 30, 2022	155,468	11.40

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
As of June 30, 2022, the Company had $0.4 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 4.2 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $109,516 and $137,262 for the three and six months ended June 30, 2022, respectively, and $27,843 and $51,035 for the three and six months ended June 30, 2021, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
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
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million and $4.2 million, respectively, and $2.1 million and $4.2 million during the three and six months ended June 30, 2021, respectively. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of June 30, 2022, the Company had $9.5 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 1.1 years.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on the Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. On July 1, 2022, the Company announced that it temporarily suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Thus, the Board did not declare a dividend payable for the quarter ended June 30, 2022
For each of the three and six month periods ended June 30, 2022 and 2021, the Company paid $40,000 and $80,000, respectively, of distributions related to the LTIP units.
Performance Measures
With respect to one-half of the LTIP Units granted under the 2020 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the Company’s achievement of absolute total stockholder return (“TSR”) levels as shown in the table below.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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
Other Share-Based Compensation

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of 2022 and accordingly, the expense was recorded in the first quarter of 2022. As a result, the Company issued 5,192 and 4,851 shares of its Class A common stock to the Company’s independent board of directors in the first and second quarters of 2022, respectively, relating to services rendered and expenses recorded in the immediately preceding quarterly period. There were no shares of common stock issued in lieu of cash during the six months ended June 30, 2021.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net loss attributable to common stockholders (in thousands)	$(11,273)	$(11,052)	$(22,378)	$(24,587)
Adjustments to net loss attributable to common stockholders	(40)	(40)	(80)	(80)
Adjusted net loss attributable to common stockholders	$(11,313)	$(11,092)	$(22,458)	$(24,667)
Weighted average shares outstanding — Basic and Diluted	13,433,690	12,799,703	13,367,040	12,789,919
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.84)	$(0.87)	$(1.68)	$(1.93)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested restricted shares (1)	111,122	15,107	68,384	10,311
Class A Units (2)	—	8,205	—	10,639
LTIP Units (3)	4,012,841	4,012,841	4,012,841	4,012,841
Total weighted-average anti-dilutive common share equivalents	4,123,963	4,036,153	4,081,225	4,033,791
_______
(1) There were 155,468 and 26,946 unvested restricted shares outstanding as of June 30, 2022 and 2021, respectively.
(2) Formerly known as OP Units. As of June 30, 2022 or 2021, there were no Class A Units outstanding.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
(3) There were 4,012,841 LTIP Units outstanding as of June 30, 2022 and 2021, respectively (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the three and six month periods ended June 30, 2022 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and six month periods ended June 30, 2022 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2021 and 2020 or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 13 — Subsequent Events
Quarterly Dividend
On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.
Side Letter to the Advisory Agreement
In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $0.5 million, in shares of the Company’s Class A common stock in July 2022. As a result, the Company issued 47,393 shares of its Class A common stock using the $10.55 minimum price in July 2022 in connection with the monthly base management fee earned by the Advisor (see Note 9 — Related Party Transactions and Arrangements).
August 2022 Asset Management Fees
In August 2022, the compensation committee of the Company’s board of directors approved the issuance 124,685 shares of the Company’s Class A common stock in lieu of cash for the August 2022 management fee using the 10-day average price of $4.01 per share which was greater than the minimum price under NYSE rules. This issuance was completed at the Advisor’s request as permitted under Advisory Agreement.
New Leases - 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard
In July 2022, the Company terminated the six-month license agreements which were set to expire in October 2022 at the parking garages at its 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard properties and commenced new leases that expire in June 2037.
Cash Management Plan
To potentially enhance the Company’s cash resources to fund operating and capital needs, Bellevue has expressed a desire to invest additional capital in the Company. Although no agreement exists, the Shares would likely be purchased by Bellevue from time to time at its discretion directly from the Company through block trades executed under the Company’s Common Stock ATM Program. The Company’s board of directors has authorized the issuance of up to 1,000,000 shares its Class A common stock for these purposes although there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase. The Advisor and Property Manager likewise have told the Company that one or both of them, each in their sole discretion, may be willing to accept shares of the Company’s Class A common stock in lieu of cash as payment for certain fees or expense reimbursements. To facilitate the potential investments, Bellevue, the Advisor and the Property Manager (referred to collectively as the “AR Parties”) proposed, and the Company agreed, to amend the Waiver Agreements as discussed below and the Company decided to lower the ownership limit applicable to all other stockholders as discussed below.
As part of the discussions, the Company advised the AR Parties, that any shares of its Class A common stock purchased directly from the Company by Bellevue through block trades executed under the Company’s Common Stock ATM Program would be sold at a per share price equal to the greater of (i) the closing market price of the shares on the NYSE on the most recent trading day prior to an issuance or (ii) the “Minimum Price” as defined in Section 312.04(h) of the Listed Company Manual; provided, however, that the Company would not sell any shares of its Class A common stock to Bellevue if doing so would otherwise require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE. Additionally, the Company agreed to (1) amend the Charter Ownership Limit Waiver Agreements to (i) immediately increase the Excepted Holder Limit (as defined therein) to 21%, and (ii) prospectively increase the Excepted Holder Limit to up to 25% if the Company is advised by Proskauer Rose LLP, outside counsel to the

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Company, that Proskauer Rose LLP is prepared to render an opinion that, among other things, the Company’s actual and proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a real estate investment trust under Sections 856 through 860 of the Code notwithstanding the increase in the Excepted Holder Limit to up to 25%, there being no assurance, however, that an opinion will be rendered (the “Charter Waiver Agreement Amendments”), and (2) amend the Rights Plan Waiver Agreement to implement corresponding changes. Concurrent with these amendments, the Company’s board of directors reduced the Series Limit and the Overall Limit (each as defined in the Charter Ownership Limit Waiver Agreements) to 6% for all stockholders of the Company that are not otherwise Bellevue, the Advisor, their respective affiliates or persons who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Company’s charter) shares of the Company’s Class A common stock held by either or both of Bellevue and the Advisor (the “Excluded Persons”). As of the date of this Quarterly Report on Form 10-Q, the Excluded Persons owned 13.7% of the outstanding Class A common shares in the aggregate, which includes Class A common shares issued to the Advisor in July 2022 pursuant to the Side Letter and Shares issued to the Advisor in August 2022 in lieu of cash payments for advisory fees.
The Company also advised the AR Parties that to the extent that the Advisor or the Property Manager decided to accept shares of its Class A common stock in lieu of cash payments for fees or the reimbursement of expenses, the Company would not issue shares of its Class A common stock exceeding the number permitted to be Beneficially Owned or Constructively Owned by the Excluded Persons pursuant to the Charter Waiver Agreement Amendments (as may be amended from time to time) and any issuance would be at a per share price equal to the greater of (i) the price as determined in accordance with Section 10(c)(iii) of the Advisory Agreement or (ii) the Minimum Price; provided, that no issuance would be permitted if the issuance of shares of Class A common stock in lieu of fees due to the Advisor or the Property Manager, as applicable, would not be permitted under that certain 2020 Advisor Omnibus Incentive Compensation Plan of the Company (the “Advisor Plan”); provided further that, in the event that any shares of the Company’s Class A common stock to be issued in lieu of cash for reimbursement of operating expenses or in lieu of advisory or property management fees are not so issuable under the Advisor Plan, the Company may issue shares of its Class A common stock but only after complying with all NYSE requirements including, but not limited to, the filing with, and approval by, the NYSE of a supplemental listing application or applications, as the case may be, and only if the issuance would not otherwise require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, this and our other Quarterly Repots on Form 10-Q and our other filings with the Security and Exchange Commission.
Overview
We are an externally managed entity that has qualified to be taxed as a real estate investment trust for U.S. Federal income tax purposes (“REIT”). We invest primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of June 30, 2022, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million. At our 1140 Avenue of the Americas property, in the third quarter of 2021 we began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
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
Management Update on the Impacts of the COVID-19 Pandemic
New York City, where all of our properties are located, has been among the hardest hit locations in the country and has recently fully reopened on March 7, 2022. Our properties remain accessible to all tenants, although, even as the operating restriction have now expired, not all tenants have fully resumed operations and some tenants have vacated or left due to bankruptcy or did not renew their lease. The COVID-19 global pandemic has created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. We have experienced an increase in non-reimbursable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. We expect that continued vaccination efforts will result in a continued progression towards a “return to normalcy” in 2022; however, there can be no assurance in this regard due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID -19 variants, which could result in restrictions being re-imposed or otherwise disrupt the reopening plans of some offices and businesses.
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, this trend has not continued into the first half of 2022. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after declaring bankruptcy in January 2021, and an expiration without a renewal. A portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, has been re-leased and we are working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. Concurrently, we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements, set to expire in October 2022, in April 2022. Subsequently, in July 2022, the tenant terminated the six-month leases and commenced new leases that expire in June 2037. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all. There can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that has caused cash trap events, currently on three of our mortgages aggregating $164.0 million in principal amount, all as described in detail further below in the Liquidity and Capital Resources section and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the year ended December 31, 2021, we entered into 12 approved abatement or deferral agreements that commenced during the year ended December 31, 2021. The total amount deferred for the year ended December 31, 2021 under these approved agreements was $0.6 million. The total amounts of abatements (i.e. rent credits) during the year ended December 31, 2021 was $0.9 million. We did not enter into any additional deferral or abatement agreements during the first and second quarter of 2022.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of original cash rent due across our entire portfolio for the second quarter of 2022, including 100% of original cash rent due from our top ten tenants (based on annualized straight-line rent as of June 30, 2022). The original cash rent received across our entire portfolio was consistent with the fourth quarter of 2021 in which we reported total portfolio original cash rent collections of 98% and 97% due for the first quarter of 2022 and fourth quarter of 2021, respectively. We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future. The cash rent collections for the second quarter of 2022 includes cash receipts through July 31, 2022 and therefore is inclusive of cash received in July for rent due in the second quarter of 2022. Such cash receipts are not included in cash and cash equivalents on our June 30, 2022 consolidated balance sheet. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
Also, during the year ended December 31, 2021, we entered into percentage rent leases with a new tenant at our Laurel/Riverside garages which expired in June 2022. In April of 2022, the tenant extended the percentage rent deal that would have expired in October 2022. These percentage rent deals provided us with the opportunity to capture more of the original cash rent due as New York City began rebounding from the COVID-19 pandemic, as compared to executing a flat deferral or abatement agreement. As of July 2022, we have subsequently entered into new leases with the tenant which expire in June of 2037.
We may receive requests from tenants for future rent deferrals and abatements. Generally, for tenants with which we have entered into abatement and deferral agreements, we received the deferred amounts when due. During the year ended December 31, 2021, we did not collect any cash rent due from any of the tenants that were moved to a cash basis in 2020, however, we did receive a lease termination fee of $1.4 million in the fourth quarter 2021 relating to our two garages lease to one of the tenants that was placed on a cash basis in 2020. We only had one tenant on a cash basis during the first and second quarters of 2022 at our 8713 Fifth Avenue property that consisted of 2,000 square feet.
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
Properties
The following table presents certain information about the investment properties we owned as of June 30, 2022:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	(2)	5.0
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	(2)	15.0
9 Times Square	Nov. 2014	1	167,390	64.3%	(3)	6.7
123 William Street	Mar. 2015	1	542,676	92.3%	(3)	6.2
1140 Avenue of the Americas	Jun. 2016	1	242,646	76.1%		6.1
8713 Fifth Avenue	Oct. 2018	1	17,500	57.1%	(4)	8.6
196 Orchard Street	Jul. 2019	1	60,297	100.0%		12.9
		8	1,163,061	84.6%		7.1
______
(1)Calculated on a weighted-average basis as of June 30, 2022, as applicable.
(2)The leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and we simultaneously entered into six-month license agreements with a new operator at the garages at both properties. In October 2021, we signed a termination agreement with the original tenants, which required the tenants to pay an aggregate of $1.4 million in termination fees to us, which was all received during the fourth quarter of 2021. In July 2022, the parties terminated the six-month license agreements and commenced new leases that expire in June 2037.
(3)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties. These terminations and new leasing activity in the first half of 2022 represented a net decline of 14.4% in the occupancy of 9 Times Square as of June 30, 2022 compared to December 31, 2020. After taking into account the former Knotel space that has been re-leased as of June 30, 2022, occupancy of 123 William Street has increased 2.0% from December 31, 2020 to June 30, 2022.
(4)Occupancy at 8713 Fifth Avenue as of June 30, 2022 has declined by 11.5% occupied compared to December 31, 2021 as the result of a termination. We signed a new lease in November 2021 and the tenant will occupy the space in the third quarter of 2022 that will partially replace some of the vacated space.

Results of Operations
As of June 30, 2022 and 2021, our overall portfolio occupancy was 84.6% and 84.5%, respectively. The following table is a summary of our quarterly leasing activity for the three months ended March 31, 2022 and June 30, 2022. There were no replacement leases during the quarter ended March 31, 2022 or June 30, 2022.

	Q1 2022	Q2 2022
Leasing activity:
New leases:
New leases commenced	1	1
Total square feet leased	3,940	3,416
Annualized straight-line rent per square foot (1)	$52.72	$48.02
Weighted-average lease term (years) (2)	5.3	3

Terminated or expired leases: (4)
Number of leases terminated or expired	—	2
Square feet	—	10,293
Annualized straight-line rent per square foot (2)	$—	$60.34

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
The Table above does not include the long term licensing arrangement for the two garages see Note 13 - Subsequent Events which did not commence until July 2022.
Comparison of Three Months Ended June 30, 2022 and 2021
As of June 30, 2022, we owned eight properties, all of which were acquired prior to January 1, 2021. Our results of operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily reflect changes due to leasing activity and occupancy.
Revenue from Tenants
Revenue from tenants increased $1.3 million to $16.2 million for the three months ended June 30, 2022, from $15.0 million for the three months ended June 30, 2021. The increase was due to increased leasing activity of vacant space (primarily 8713 Fifth Ave and 9 Times Square) during the three months ended June 30, 2022 and the addition of $0.2 million of revenue from Innovate NYC, our co-working space at our 1140 Avenue of the Americas property.
Asset and Property Management Fees to Related Parties
We incurred $1.8 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended June 30, 2022 and 2021. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. In accordance with the side letter entered into with the Advisor, (the “Side Letter”), the Advisor reinvested base management fees, aggregating $1.5 million, in shares of the Company’s Class A common stock in the second quarter of 2022. For accounting purposes, these shares as issued using the closing price on date of issue and the related expense was $1.3 million for the three months ended June 30, 2022.

Property Operating Expenses
Property operating expenses remained consistent at $8.3 million for the three months ended June 30, 2022 and $8.3 million for the three months ended June 30, 2021.

Equity-Based Compensation
Equity-based compensation increased $0.1 million to $2.2 million for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”) which is generally consistent period over period. The increase relates to other stock compensation on restricted share grants which increased to $109,516 from $28,000 for the three months ended June 30, 2022 and 2021, respectively, due to additional share grants in 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased to $3.5 million for the three months ended June 30, 2022 from $2.0 million for three months ended June 30, 2021. The increase was primarily due to costs incurred in connection with the annual meeting of stockholders and related proxy contest and overall higher costs incurred for labor in the second quarter of 2022. The legal and other costs related to the 2022 proxy were incurred in the second quarter of 2022, while the same costs for the 2021 proxy were incurred in the first quarter of 2021. We also incurred overall higher legal and other costs of approximately $0.6 million, which were attributable to the portion of our 2022 proxy contest materials. We also incurred higher reimbursements to our Advisor for administrative and personnel services (see below).
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2022 were $0.9 million, of which $0.1 million related to administrative and overhead expenses and $0.7 million related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits of $2.6 million related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. As of June 30, 2022 we have reached our annual limit of $0.4 million for professional fees and other reimbursements related to administrative, overhead and personnel service expenses paid to the Advisor. In 2021, we reached this limit during the quarter ended September 30, 2021.Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2021 were $0.7 million, of which $0.1 million related to administrative and overhead expenses and $0.7 million related to salaries, wages, and benefits.
Depreciation and Amortization
Depreciation and amortization expense remained the same at $7.0 million for the three months ended June 30, 2022 from $7.0 million for the three months ended June 30, 2021. There have been no new acquisitions during the six months ended June 30, 2022 that would increase the depreciable base.
Interest Expense
Interest expense was $4.7 million for the three months ended June 30, 2022, compared to $4.8 million for the three months ended June 30, 2021. the $0.1 million decline was due to the partial pay-down of our loan secured by 9 Times Square in March of 2022. During the three months ended June 30, 2022 and 2021, our weighted-average outstanding debt balance was $399.5 million and $405.0 million, respectively, and had a weighted-average effective interest rate of 4.35% in each period.

Comparison of Six Months Ended June 30, 2022 and 2021
As of June 30, 2022, we owned eight properties, all of which were acquired prior to January 1, 2020. Changes in our results of operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to a increase in occupancy which increased rental revenue for previously vacant spaces.
Revenue from Tenants
Revenue from tenants increased $1.7 million to $31.9 million for the six months ended June 30, 2022, from $30.2 million for the six months ended June 30, 2021. The increase was due to changes in occupancy that increased rent (primarily 8713 Fifth Ave and 9 Times Square) during the six months ended June 30, 2022 and the addition of $0.4 million of revenue from Innovate NYC, our co-working space at our 1140 Avenue of the Americas property.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $3.7 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.5 million in shares of the Company’s Class A common stock in the second quarter of 2022. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $2.3 million for the six months ended June 30, 2022. The advisor may, in the future, request shares in lieu of cash for these fees but is under no obligation to do so (see Note 13 — Subsequent Events — Cash Management Plan to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information ).
Property Operating Expenses
Property operating expenses decreased $0.2 million to $16.8 million for the six months ended June 30, 2022 from $17.1 million for the six months ended June 30, 2021. This is due to a increase in other non-reimbursable expenses, such as real estate taxes which are the responsibility of certain tenants that have not reimbursed us for the taxes. As a result, these taxes for the cash-basis tenants have been paid by us during 2022 and 2021. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations.
Equity-Based Compensation
Equity-based compensation remained consistent at $4.3 million for the six months ended June 30, 2022 and 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). Approximately $0.1 million of expense was also recorded during the six months ended June 30, 2022 and 2021 for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $1.2 million to $5.9 million for the six months ended June 30, 2022 compared to $4.7 million for the six months ended June 30, 2021. The increase was primarily due to overall higher legal and other costs of approximately $0.6 million, which were attributable to the portion of our 2022 proxy contest materials, as well as the timing of certain other expenses. We also incurred higher reimbursements to our Advisor for administrative and personnel services (see below).
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the six months ended June 30, 2022 were $2.1 million, of which $0.4 million related to administrative and overhead expenses and $1.7 million were related to salaries, wages, and benefits. During the six months ended June 30, 2021 total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.9 million, of which $0.4 million related to administrative and overhead expenses and $1.6 million were related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. As of June 30, 2022 we have reached our annual limit of $0.4 million for professional fees and other reimbursements related to administrative, overhead and personnel service expenses paid to the Advisor.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.5 million to $14.0 million for the six months ended June 30, 2022, compared to $15.5 million for the six months ended June 30, 2021. The decrease was the result of a lower depreciable/amortizable asset base during the three months ended March 31, 2022 due to impairments, write-offs of lease intangibles and write off of tenant improvements recorded in prior periods. There have been no new acquisitions during the six months ended June 30, 2022 that would increase the depreciable base.
Interest Expense
Interest expense decreased $0.1 million to $9.4 million for the six months ended June 30, 2022, from $9.5 million for the six months ended June 30, 2021. The $0.1 million decline was due to the partial pay-down of the loan secured by 9 Times Square in March of 2022. During the six months ended June 30, 2022 and 2021, our weighted average outstanding debt balance was $401.3 million and $405.0 million and had a weighted-average effective interest rate of 4.35% in each period.

Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of general, administrative and property operating expenses.
Net cash provided by operating activities was $1.7 million during the six months ended June 30, 2022 and was impacted primarily by a net loss of $22.4 million, adjusted for non-cash items of $21.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $0.5 million and an increase in accounts payable and accrued expenses associated with operating activities of $6.9 million, a decrease in deferred revenue (prepaid rent) of $1.4 million and an increase in straight-line receivable of $2.2 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $1.4 million during the six months ended June 30, 2022 consisted of the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $1.1 million during the six months ended June 30, 2021 consisted of the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used by financing activities was $8.3 million during the six months ended June 30, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $2.7 million.
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
On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. As previously disclosed, we recently entered into new or renewal leases with tenants at 9 Times Square, with the entities leasing our parking garages at Laurel/Riverside, and with a tenant at 123 William Street. In connection with this leasing activity, we incurred approximately $3.9 million in tenant improvement costs and leasing commissions (including approximately $0.4 million incurred during the period ended March 31, 2022 with the remainder incurred in 2021), exclusive of free rent. As we continue to proactively increase occupancy at our properties, our board of directors concluded that it was in our best interest to suspend paying dividends to generate additional working capital to fund future leasing and tenant improvement costs and to account for the fact that certain leases include periods of free rent, including one of the recent leases entered with the tenant at 9 Times Square which includes a period of free rent for the first four months of the lease which began in July 2022 and thus a delay in cash flow generated by the lease. Our board of directors plans to reevaluate the dividend policy on a quarterly basis but there is no assurance as to when or if the board will authorize future dividends or the amount of any future dividends.
As of June 30, 2022, we had cash and cash equivalents of $8.1 million as compared to $10.3 million as of March 31, 2022, $11.7 million as of December 31, 2021, $23.2 million as of September 30, 2021, $23.9 million as of June 30, 2021 and $29.4 million as of March 31, 2021. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $20.5 million as of June 30, 2022.
We had restricted cash of $12.4 million as compared to $13.0 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 9 Times Square and 1140 Avenue of the Americas properties, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on loans secured by those properties. As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2022.
As of June 30, 2022, we had $2.5 million and $5.2 million of cash maintained in segregated and restricted cash accounts resulting from the breach of covenants on loans secured by our 9 Times Square and 1140 Avenue of the Americas properties, respectively. We may not access this cash without lender approval unless and until the various breaches have been cured. We entered into a waiver and amendment with the lender for the loan secured by 9 Times Square in March, 2022. As part of this agreement, we were permitted to use the restricted cash which aggregated $5.5 million at the time of the agreement repay principal. Excess cash generated by the property, continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Cash flows from operating activities during the six months ended June 30, 2022 was $1.7 million. We anticipate the need to continue to fund a portion of our operating expenses and capital requirements over the next 12 months with cash on hand, proceeds from our Common Stock ATM Program (as defined below), dispositions if we are able to sell an asset(s) and cash received from the immediate reinvestment by the Advisor of up to $0.5 million of base management fees to be paid to our Advisor in July 2022 (the remaining amount under the $3.0 million in the Side Letter agreement with our Advisor) in shares of our Class A Common stock (see below for details). Our Advisor and the controlling holder of the Advisor, Bellevue Capital Partners, have expressed a desire to invest additional capital in the Company through purchases directly form the Company or accepting Shares in lieu of cash for certain fees or expense reimbursements. See Note 13 — Subsequent Events to our consolidated financial statements in this Quarterly Report on this Form 10-Q for additional information. During the first six months of 2022 the Advisor reinvested $2.5 million, leaving $0.5 million to be invested during the remainder of 2022. In August of 2022, the compensation committee of our board of directors approved the issuance 124,685 shares of the Company’s Class A common stock in lieu of cash for the August 2022 management fee using the 10-day average price of $4.01 per share, which is greater than the minimum price under NYSE rules. This issuance was completed at the Advisor’s request as permitted under Advisory Agreement (see Note 13 - Subsequent Events to our consolidated financial statements in this Quarterly Report on this Form 10-Q). We do not have any significant scheduled debt principal repayments due until 2024, and we believe that we will have sufficient cash available to us to meet our operating cash requirements over the next year. We expect to fund our future capital needs primarily through proceeds from our Common Stock ATM Program (if market conditions allow), unsecured debt offerings, other future debt refinancing or potentially other future equity offerings. We may also fund our future capital needs through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future and proceeds from property dispositions (if any). There can be no assurance, however, that capital sufficient to meet our capital needs, including from any future debt or equity offerings, will be available to us on favorable terms, or at all.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020 through its suspension in July 2022, include dividends to our common stockholders. Since the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered, as described below. Specifically for these properties, there were early lease terminations, expirations without renewal and a tenant bankruptcy for a significant tenant in the 9 Times Square property (Knotel). Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 with these tenants required them to pay a $1.4 million termination fee to us, which was all received during the fourth quarter of 2021. Concurrently, we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements in April 2022, which were set to expire at the end of October 2022. In July 2022, we terminated the six-month license agreements and commenced new leases that expire in June 2037. However, the Company is now no longer in breach of the covenants for the Laurel/Riverside property because it satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022.
As a result of the breaches at the remaining three properties are operating under cash traps as of June 30, 2022, which together represent 37% of the rentable square feet in our portfolio as of as of June 30, 2022. Thus, we were not be able to use excess cash flow, if any, from the properties to fund operating expenses at our other properties and other capital requirements during the six months ended June 30, 2022, and we will not be able to use excess cash flow from the remaining properties that are under breach to fund operating expenses at our other properties and other capital requirements until the breaches have been cured, which also is not assured. On March 2, 2022 we entered into a waiver and amendment to the mortgage loan secured by our 9 Times Square property, under which the lender agreed to waive any potential existing default that may have existed under the loan as of June 30, 2022, subject to us paying $5.5 million of the principal amount under the loan. This amount was paid on March 3, 2022 using the cash held in a segregated account as of that date, $4.3 million of which was part of our restricted cash balance on our consolidated balance sheet as of December 31, 2021. However, the cash trap is still in place as of the date of this report (see below for more details).

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
Subsequent to December 31, 2021, on February 4, 2022, we entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock, in an amount aggregating no more than $3.0 million. The number of shares purchased was based on a 10-day trading average price subject to a to “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. As a result of the Side Letter, we issued 45,372, 43,508, 38,786, 40,247, 47,393 and 47,393 shares of our Class A common stock in February, March, April, May, June and July 2022 in respect of these purchases. Our cash resources were enhanced over the term of the Side Letter by amounts reinvested by the Advisor, as well as the August 2022 issuance completed at the Advisor’s request under the Advisory Agreement (see Note 13 - Subsequent Events to our consolidated financial statements in this Quarterly Report on this Form 10-Q ).
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of June 30, 2022 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory, which is unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. See “-Acquisitions and Dispositions” section below for further detail on this property. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital especially if we acquire additional properties.
We do not have any scheduled principal payments due on our mortgage notes payable for the year ending December 31, 2022. As noted, herein (below), however, we did repay $5.5 million of principal on the loan secured by our 9 Times Square property during the first quarter of 2022.
9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the 12 preceding months. The principal amount of the loan was $49.5 million as of June 30, 2022. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of June 30, 2022 and December 31, 2021 there was $2.5 million and $4.3 million, respectively, of cash trapped under the loan being held in the cash management account, which was classified in restricted cash on our consolidated balance sheet as of June 30, 2022 and December 31, 2021.
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
With the waiver as of September 30, 2021, we are permitted to be in breach for up to four consecutive quarters without causing an event of default. While we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, we expect that we will not be in breach as of June 30, 2022 and September 30, 2022. As a result, we will have two consecutive quarters that it will not be in breach and, at such time, we will be able to request to exit the cash trap. The maintenance the separate cash management account described above will remain a requirement until we are able to comply with all of the applicable covenants. As of June 30, 2022, there was $2.5 million held in a cash management account which was part of our restricted cash balance on its consolidated balance sheet.
We expect that we will not be in breach as of June 30, 2022 and September 30, 2022, however if we were in breach, we may remain in breach of the covenants through the reporting of third quarter of 2022 results at which time, if we remain in breach, we will again enter the right sizing period which would require us to (i) repay a portion of the loan or (ii) provide the lenders with additional collateral in the form of cash or a letter of credit, in each case in an amount sufficient to cure the covenant breaches when applied as a reduction of the loan balance. There is no assurance that we will be able to cure the breaches before such time, which could result in the lender accelerating the principal amount due under the loan and exercising other remedies including foreclosing on the property. Further, funding any substantial principal repayment would significantly impact our capital resources which could have a material adverse effect on our ability to fund our operating expenses (including debt service obligations), acquisitions, capital expenditures and dividends to the holders of shares of our Class A common stock. The agreement governing this loan requires us to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $20.5 million as of June 30, 2022.
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last eight quarters ended June 30, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount of the loan was $99.0 million as of June 30, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of June 30, 2022, we had $5.2 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
We breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. We satisfied the debt service coverage covenant for the quarter ended December 31, 2021, March 31, 2022 and June 30, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months.
The principal amount of the loan was $50.0 million as of June 30, 2022. The two previous parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. On October 26, 2021, we signed a termination agreement with these tenants, which required the tenants to pay us a $1.4 million termination payment, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was originally classified in restricted cash on our consolidated balance sheet as of December 31, 2021, and it was subsequently reclassified to cash and cash equivalents on our consolidated balance sheet in the first quarter of 2022 (see below for more information). Also, upon the signing of the termination agreement, we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently, in July 2022, we terminated the six-month license agreements and commenced new leases with the tenants that expire in June 2037.
Our breaches of the debt services coverage covenant were not events of default but rather required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan, whereby it could have remained subject to this reserve requirement through maturity of the loan without further penalty or ramifications. However, we are now no longer in breach of the covenants for Laurel/Riverside because we satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period. We have also satisfied the debt service coverage for the period June 30, 2022. Accordingly, the $1.4 million, which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on our consolidated balance sheet during the first quarter of 2022.

8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and the first and second quarters of 2022, respectively. The debt service coverage covenant is calculated quarterly using the 12 preceding months. The principal amount for the loan was $10.0 million as of June 30, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of June 30, 2022, we had not yet determined whether it will do so. We also have the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of June 30, 2022, no cash was trapped related to this property. We signed a lease with a new tenant at this property in November 2021 and we expect the new tenant to occupy the space in the third quarter of 2022, which will bring the occupancy at this property back to 100%.
Other Information
We entered into one new lease at 9 Times Square that represents over 3,400 square feet during the six months ended June 30, 2022. We are working to find new tenants to replace the portion of the space previously leased to Knotel at 123 William Street that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at the properties described herein on terms that allow us to cure the covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for these breaches (as disclosed above) is not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of June 30, 2022.
Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). During the six months ended June 30, 2022, we did not sell any shares of our Class A common stock under the Common Stock ATM Program.
Repurchase Program
Our board of directors adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class A common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price of our Class A common stock, state law considerations and other contractual or regulatory limitations and capital availability. Repurchases, if approved by our board of directors would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. Our board of directors has not considered or authorized any repurchases since the adoption of the initial resolution. As of June 30, 2022, we also had cash and cash equivalents of approximately $8.1 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents and restricted cash) of $10.0 million.
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

Leasing Activity/Occupancy
We had an occupancy level of 84.6% across our portfolio as of June 30, 2022, as compared to 82.9% as of December 31, 2021. The significant occupancy changes were as follows:
•Occupancy at 9 Times Square increased to 64.3% as of June 30, 2022, compared to 59.3% as of December 31, 2021. The increase was due to new leases signed during the six months ended June 30, 2022.
•Occupancy at 123 William Street increased to 92.3% as of June 30, 2022, compared to 90.8% as of December 31, 2021. The increase was due to new leases signed during the six months ended June 30, 2022.
Capital Expenditures
For the six months ended June 30, 2022, we funded an aggregate of $1.4 million of capital expenditures primarily related to tenant and building improvements at 123 William Street, 9 Times Square and 1140 Avenue of the Americas. The capital expenditures for the six months ended June 30, 2021 of $1.1 million were primarily related to improvements at 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2022, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be in-line with the amount invested in 2021 of $3.4 million. We funded our capital expenditures during the six months ended June 30, 2022 from cash on hand consisting of proceeds from previous financings and, cash retained from the Advisor reinvesting their base management fees in shares of our common stock (as discussed above) over the six-month period from February to July 2022. The economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended June 30, 2022.
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

Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded REITs although Core FFO presented by us may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, non-cash equity-based compensation and costs incurred for the 2022 proxy that were specifically related to the portion of our 2022 proxy contest materials. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(11,273)	$(11,052)	$(22,378)	$(24,587)
Depreciation and amortization	7,041	7,023	14,022	15,549
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(4,232)	(4,029)	(8,356)	(9,038)
Equity-based compensation (1)	2,201	2,120	4,321	4,235
Expenses attributable to portion of 2022 proxy contest (2)	555	—	555	—
Core FFO (deficit) attributable to common stockholders	$(1,476)	$(1,909)	$(3,480)	$(4,803)
(1) Includes expense related to the amortization of the Company's restricted common shares and LTIP Units related to its multi-year outperformance agreement for all periods presented. Management has not added back the cost of shares issued to the Advisor under the Side Letter to reinvest their management fees because such amounts are considered a normal operating expense. Such amounts included in net loss were $1.3 million and $2.3 million for the three and six month periods ended June 30, 2022, respectively.
(2) Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of our 2022 proxy contest materials. We do not consider these expenses to be part of its normal operating performance and has, accordingly, increased its Core FFO for this amount.

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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss (in accordance with GAAP)	$(11,273)	$(11,052)	$(22,378)	$(24,587)
Depreciation and amortization	7,041	7,023	14,022	15,549
Interest expense	4,703	4,763	9,418	9,476
Equity-based compensation	2,201	2,120	4,321	4,235
Other expense	(2)	(31)	35	(39)
Asset and property management fees to related parties	1,785	1,847	3,707	3,754
General and administrative	3,506	1,984	5,904	4,716
Accretion of below- and amortization of above-market lease liabilities and assets, net	(50)	(225)	(101)	(440)
Straight-line rent (revenue as a lessor)	(930)	(438)	(2,233)	(1,078)
Straight-line ground rent (expense as lessee)	27	26	54	54
Cash NOI	$7,008	$6,017	$12,749	$11,640
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
During the six months ended June 30, 2022 and year ended December 31 2021, we paid dividends to our common stockholders at our current annual rate of $0.40 per share of common stock or $0.10 per share quarterly.
On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 (see full discussion in Liquidity and Capital Resources section) .
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Our net cash provided by operating activities was approximately $1.7 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we paid dividends of $2.7 million. These dividend payments were funded from cash from operations and cash on hand.
The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2022		June 30, 2022		June 30, 2022
(In thousands)		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,329		$1,341		$2,670
Distributions to holders of LTIP Units	40		40		80
Total dividends and distributions	$1,369		$1,381		$2,750

Source of dividend coverage:
Cash flows provided by operations	$1,369	100%	$—	—%	$1,737	(1)	63%
Available cash on hand	—	—%	1,381	100%	1,013	(1)	37%
Total sources of dividend and distribution coverage	$1,369	100%	$1,381	100%	$2,750		100%

Cash flows provided by operations (GAAP basis) (2)	$2,178		$(441)		$1,737

Net loss attributable to common stockholders (in accordance with GAAP)	$(11,105)		$(11,273)		$(22,378)
_______
(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
(2) During the six months ended June 30, 2022, the Advisor reinvested base management fees, aggregating approximately $2.5 million, which is included as a component of cash flows from operations.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 9.1%. To help mitigate the adverse impact of inflation, approximately 86% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due over time by an average cumulative increase of 2.28% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of June 30, 2022 approximately 86% based on straight line rent are fixed-rate, and 14% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. However, to the extent such costs exceed the tenants base year, certain but not all of our leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain provisions in our bylaws and agreements may deter, delay or prevent a change in our control.
Provisions contained in our bylaws may deter, delay or prevent a change in control of our board of directors, including, for example, provisions requiring qualifications for an individual to serve as a director and a requirement that certain of our directors be “Managing Directors” and other directors be “Independent Directors,” as defined in our governing documents. As changes occur in the marketplace for corporate governance policies, the provisions may change, be removed, or new ones may be added

The limit on the number of shares a person may own may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 6.0% in value of the aggregate of the outstanding shares of our stock or more than 6.0% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may, among other things, have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Class A common stock.

The share ownership restrictions for REITs and the 6.0% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.0% in value of the aggregate outstanding shares of stock and more than 6.0% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.0% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT
These ownership limits or certain waivers therefrom such as the waivers granted to Bellevue and its affiliates may impact the desire of investors to purchase our shares and could delay or prevent a transaction or a change in control that might involve a premium price for shares of our stock or otherwise be in the best interests of the stockholders.
The stockholder rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our board of directors has adopted a stockholder rights plan that will expire in August 2025 unless further extended by our board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions (including our board’s right to grant waivers), each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of Series A Preferred Stock. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Class A common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders. These rights may not be exercised if, in the judgment of our board of directors based on the advice of counsel, the exercise could result in us failing to qualify as a REIT.

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
The Advisor reinvested base management fees of $1.5 million in our common shares during the three months ended June 30, 2022 for 126,426 shares of our Class A Common Stock and an additional $0.5 million during the period subsequent to June 30, 2022 through the date of this 10-Q filing for 47,393 shares of our Class A Common Stock.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Waiver Agreements.
On August 10 2022, the Company’s board of directors granted (i) a waiver from the Aggregate Share Ownership Limit, as defined and contained in Section 5.7 of the Company’s charter, to permit each of Bellevue Capital Partners, LLC, which is an entity that controls the Advisor (“Bellevue”), the Advisor, entities controlled by Bellevue and their respective affiliates and certain other entities and individuals who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Charter) Shares held by either or both of Bellevue and the Advisor to Beneficially Own or Constructively Own Shares in an amount up to 21% of the outstanding Shares (subject to certain constraints for each such entity and individual on the total actual ownership of Shares by such entities and individuals that equals 21% of the outstanding Shares in the aggregate), to the extent and on the terms set forth in each ownership limit waiver agreement (collectively, the “Charter Ownership Limit Waiver Agreements”); and (ii) a waiver from the provisions contained in Section 1.1 of the Amended and Restated Rights Agreement, dated August 17, 2020 (as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, the “Rights Plan”), to permit each party to the Charter Ownership Limit Waiver Agreements to Beneficially Own (as defined in the Rights Plan) Shares to the maximum extent allowed by the Charter Ownership Limit Waiver Agreements without being deemed an “Acquiring Person” under Section 1.1 of the Rights Plan, subject to the terms set forth in the rights plan waiver agreement (the “Rights Plan Waiver Agreement,” and together with the Charter Ownership Limit Waiver Agreements, the “Waiver Agreements”). The terms and conditions of the Charter Ownership Limit Waiver Agreements entered into with each of these entities or individuals are the same except for the actual number of Shares the entities or individuals may own or acquire. In no event may the number of Shares Beneficially Owned or Constructively Owned by these entities and individuals exceed 21% of the outstanding Shares. All other terms and conditions contained in the Company’s charter will otherwise continue to apply to the Shares that the entities or individuals may own or acquire. The Company has been advised that any further purchases will only be made by Bellevue and the Advisor. A copy of the Charter Ownership Limit Waiver Agreement granted to the Advisor is attached hereto as Exhibit 10.1. A copy of the Rights Plan Waiver Agreement is attached hereto as Exhibit 10.2. In connection with the Waiver Agreements, the Company will file a Certificate of Notice reflecting the decrease in the Aggregate Share Ownership Limit (as defined in the Company’s charter) for all other stockholders of the Company that are not otherwise Excepted Holders (as defined in the Company’s charter).
The foregoing summary of the material terms of the Waiver Agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Waiver Agreements filed as Exhibits 10.1 and 10.2 hereto and incorporated herein by reference.
Certificate of Notice
On August 10, 2022, pursuant to Section 5.7(ii)(h) of the Company’s charter, the Company’s board of directors adopted resolutions decreasing the Aggregate Share Ownership Limit (as defined in the Company’s charter) from 7.0% to 6.0% in value of the aggregate of the outstanding shares of the Company’s stock and from 7.0% to 6.0% (in value or in number of shares of the Company’s stock, whichever is more restrictive) of any class or series of shares of the Company’s stock for all other stockholders of the Company that are not otherwise Excepted Holders (as defined in the Company’s charter). The Company will file with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the decrease in the ownership limits described above (the “Certificate of Notice”).
The foregoing summary of the material terms of the Certificate of Notice does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Certificate of Notice which is attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Stockholder Rights Plan Amendment
On August 10, 2022, we amended our rights agreement with Computershare Trust Company, N.A., as Rights Agent, solely to extend the expiration date of the rights under the stockholder rights plan from August 16, 2022 to August 18, 2025, unless earlier exercised, exchanged, amended, redeemed, or terminated. Please see Note 7-Stockholders’ Equity-Stockholder Rights Plan to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our stockholder rights plan.
The foregoing description of the material terms of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (4)	Articles of Amendment relating to reverse stock split
3.6 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.7 (4)	Articles Supplementary classifying and designating Class B common stock
3.8 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.9 (6)	Articles Supplementary reclassifying Class B common stock into Class A common stock
3.10 (7)	Second Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
4.1 (8)	Amendment, dated as of August 12, 2021, to the Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent
4.2 *
Second Amendment, dated as of August 10, 2022, to the Amended and Restated Rights Agreement, as amended, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent

4.3 *	Certificate of Notice of New York City REIT, Inc.
10.1 *	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.2 *	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and Bellevue Capital Partners, LLC
10.3 *	First Amendment to Waiver Agreement, dated August 10, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(7) Filed as an exhibit to our Form 8-K filed with the SEC on July 19, 2022 and incorporated herein by reference.
(8) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021.

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

Dated: August 12, 2022