Form 10-Q/A
period 2022-06-30
New York City REIT, Inc.
filed 2022-11-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2022, the registrant had 14,892,411 shares of Class A common stock outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 as originally filed with the Securities and Exchange Commission on August 12, 2022 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 1A of Part II, “Risk Factors, ” and (v) Item 6 of Part II, “Exhibits,” and we have also updated the signature page, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32, and the Company’s financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.
In connection with the preparation of the consolidated financial statements for the third quarter September 30, 2022, the Company identified errors in its previously filed unaudited quarterly consolidated financial statements for the first two quarterly periods of 2022. The prior period errors related to unrecorded expenses directly related to its 2022 annual meeting which involved a contested proxy solicitation, as well as other administrative and operating expenses. In connection with these errors, the Company is (i) restating its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and (ii) revising its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022 to be included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
For additional details, see Note 1 — Organization to the consolidated financial statements included in this Form 10-Q/A.
The Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of March 31, 2022 and that its disclosure controls and procedures remained ineffective as of June 30, 2022. See additional discussion included in Part II Item 1A of this amended quarterly report.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
	As Restated (Note 1)
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$192,600	$192,600
Buildings and improvements	574,454	572,576
Acquired intangible assets	87,119	87,478
Total real estate investments, at cost	854,173	852,654
Less accumulated depreciation and amortization	(171,287)	(157,880)
Total real estate investments, net	682,886	694,774
Cash and cash equivalents	8,097	11,674
Restricted cash	12,444	16,754
Operating lease right-of-use asset	55,061	55,167
Prepaid expenses and other assets	9,174	9,293
Derivative asset, at fair value	776	—
Straight-line rent receivable	28,075	25,838
Deferred leasing costs, net	9,428	9,551
Total assets	$805,941	$823,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$393,388	$398,117
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $214 and $141 at June 30, 2022 and December 31, 2021, respectively)	17,712	8,131
Operating lease liability	54,744	54,770
Below-market lease liabilities, net	3,572	4,224
Derivative liability, at fair value	—	1,553
Deferred revenue	3,717	5,120
Total liabilities	473,133	471,915

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 13,638,789 and 13,277,738 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	136	133
Additional paid-in capital	693,695	691,118
Accumulated other comprehensive income (loss)	819	(1,553)
Distributions in excess of accumulated earnings	(378,172)	(350,709)
Total stockholders’ equity	316,478	338,989
Non-controlling interests	16,330	12,147
Total equity	332,808	351,136
Total liabilities and equity	$805,941	$823,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As Restated (Note 1)		As Restated (Note 1)
Revenue from tenants	$16,231	$14,977	$31,877	$30,163

Operating expenses:
Asset and property management fees to related parties	1,785	1,847	3,707	3,754
Property operating	8,329	8,323	16,926	17,059
Equity-based compensation	2,201	2,120	4,321	4,235
General and administrative	5,175	1,984	8,161	4,716
Depreciation and amortization	7,041	7,023	14,022	15,549
Total operating expenses	24,531	21,297	47,137	45,313
Operating loss	(8,300)	(6,320)	(15,260)	(15,150)
Other income (expense):
Interest expense	(4,703)	(4,763)	(9,418)	(9,476)
Other income (expense)	2	31	(35)	39
Total other expense	(4,701)	(4,732)	(9,453)	(9,437)
Net loss and Net loss attributable to common stockholders	$(13,001)	$(11,052)	$(24,713)	$(24,587)

Other comprehensive income (loss):
Change in unrealized gain on derivative	622	233	2,372	822
Other comprehensive income	622	233	2,372	822
Comprehensive loss	$(12,379)	$(10,819)	$(22,341)	$(23,765)

Weighted-average shares outstanding — Basic and Diluted	13,433,690	12,799,703	13,367,040	12,789,919
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.97)	$(0.87)	$(1.85)	$(1.93)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
					As Restated (Note 1)	As Restated (Note 1)		As Restated (Note 1)
Balance, December 31, 2021	13,277,738	$133	$691,118	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Common stock issued to the Advisor	215,306	2	2,319	—	—	2,321	—	2,321
Equity-based compensation	135,702	1	137	—	—	138	4,183	4,321
Common stock issued to directors in lieu of cash for board fees	10,043	—	121	—	—	121	—	121
Dividends declared on common stock, $0.10 per share	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	—	(24,713)	(24,713)	—	(24,713)
Other comprehensive income	—	—	—	2,372	—	2,372	—	2,372
Balance, June 30, 2022	13,638,789	$136	$693,695	$819	$(378,172)	$316,478	$16,330	$332,808

	Three Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
					As Restated (Note 1)	As Restated (Note 1)		As Restated (Note 1)
Balance, March 31, 2022	13,371,810	$134	$692,212	$197	$(363,790)	$328,753	$14,239	$342,992
Common stock issued to the Advisor	126,426	1	1,312	—	—	1,313	—	1,313
Equity-based compensation	135,702	1	109	—	—	110	2,091	2,201
Common stock issued to directors in lieu of cash for board fees	4,851	—	62	—	—	62	—	62
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,341)	(1,341)	—	(1,341)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(13,001)	(13,001)	—	(13,001)
Other comprehensive income	—	—	—	622	—	622	—	622
Balance, June 30, 2022	13,638,789	$136	$693,695	$819	$(378,172)	$316,478	$16,330	$332,808

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

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	As Restated (Note 1)
Cash flows from operating activities:
Net loss	$(24,713)	$(24,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,022	15,549
Amortization of deferred financing costs	771	771
Accretion of below- and amortization of above-market lease liabilities and assets, net	(101)	(440)
Equity-based compensation	4,321	4,235
Management fees reinvested by the Advisor	2,321	—
Changes in assets and liabilities:
Straight-line rent receivable	(2,233)	(1,078)
Straight-line rent payable	54	54
Prepaid expenses, other assets and deferred costs	(499)	70
Accounts payable, accrued expenses and other liabilities	9,197	(356)
Deferred revenue	(1,403)	385
Net cash provided by (used in) operating activities	1,737	(5,397)
Cash flows from investing activities:
Capital expenditures	(1,374)	(1,114)
Net cash used in investing activities	(1,374)	(1,114)
Cash flows from financing activities:
Payments on mortgage note payable	(5,500)	—
Common stock issuance proceeds	—	3,352
Dividends paid on common stock	(2,670)	(2,562)
Repurchase of common stock	—	(183)
Distributions to non-controlling interest holders	(80)	(80)
Net cash (used in) provided by financing activities	(8,250)	527
Net change in cash, cash equivalents and restricted cash	(7,887)	(5,984)
Cash, cash equivalents and restricted cash, beginning of period	28,428	39,994
Cash, cash equivalents and restricted cash, end of period	$20,541	$34,010

Cash and cash equivalents	$8,097	$23,875
Restricted cash	12,444	10,135
Cash, cash equivalents and restricted cash, end of period	$20,541	$34,010

Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$121	$—
Accrued capital expenditures	504	158
Common stock issued to the Advisor	2,321	—

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
Restatement and Revision of Previously Issued Consolidated Interim Financial Statements
In connection with the preparation of the consolidated financial statements for the third quarter September 30, 2022, the Company identified errors in its previously filed unaudited quarterly consolidated financial statements for the first two quarterly periods of 2022. The prior period errors related to unrecorded expenses directly related to its 2022 annual meeting which involved a contested proxy solicitation, as well as other administrative and operating expenses. In connection with these errors, the Company is (i) restating its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and (ii) revising its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022.
Restatement of the Three and Six Months Ended June 30, 2022
As described above, the Company identified errors related to unrecorded expenses directly related to its 2022 contested proxy, as well as other administrative and operating expenses. As a result of the failure to accrue these expenses due to third parties, (i) property operating expenses, general and administrative expenses and total operating expenses were understated and (ii) Operating loss, net loss and comprehensive loss were understated in the three and six month periods ended June 30, 2022 by $1.7 million and $2.3 million, respectively. Management has evaluated these errors and determined the Company’s financial statements included in its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 were materially misstated. The Company’s financial statements for the three and six months ended ended June 30, 2022 included in this Form 10-Q/A have been restated to include the effects of these expenses to correct the errors as follows:

Consolidated Balance Sheet:

	As of June 30, 2022
	As Previously Reported	Adjustments	As Restated
Total Assets	$805,941	—	$805,941
Accounts payable, accrued expenses and other liabilities	$15,377	2,335	$17,712
Total liabilities	$470,798	2,335	$473,133
Distributions in excess of accumulated earnings	$(375,837)	(2,335)	$(378,172)
Total stockholders’ equity	$318,813	(2,335)	$316,478
Total equity	$335,143	(2,335)	$332,808

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue from tenants	$16,231	$—	$16,231	$31,877	$—	$31,877

Operating expenses:
Asset and property management fees to related parties	1,785	—	1,785	3,707	—	3,707
Property operating	8,270	59	8,329	16,848	78	16,926
Equity-based compensation	2,201	—	2,201	4,321	—	4,321
General and administrative	3,506	1,669	5,175	5,904	2,257	8,161
Depreciation and amortization	7,041	—	7,041	14,022	—	14,022
Total operating expenses	22,803	1,728	24,531	44,802	2,335	47,137
Operating loss	(6,572)	(1,728)	(8,300)	(12,925)	(2,335)	(15,260)
Other income (expense):
Interest expense	(4,703)	—	(4,703)	(9,418)	—	(9,418)
Other income (expense)	2	—	2	(35)	—	(35)
Total other expense	(4,701)	—	(4,701)	(9,453)	—	(9,453)
Net loss and Net loss attributable to common stockholders	(11,273)	(1,728)	(13,001)	(22,378)	(2,335)	(24,713)

Other comprehensive income (loss):
Change in unrealized gain on derivative	622	—	622	2,372	—	2,372
Other comprehensive income	622	—	622	2,372	—	2,372
Comprehensive loss	(10,651)	(1,728)	(12,379)	(20,006)	(2,335)	(22,341)

Weighted-average shares outstanding — Basic and Diluted	13,433,690		13,433,690	13,367,040		13,367,040
Net loss per share attributable to common stockholders — Basic and Diluted	(0.84)	(0.13)	(0.97)	(1.68)	(0.17)	(1.85)

Consolidated Statements of Changes in Equity:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Distributions in excess of accumulated earnings, Beginning of the period	$(363,183)	(607)	$(363,790)	$(350,709)	$—	$(350,709)
Total Stockholders equity, beginning of the period	$329,360	(607)	$328,753	$338,989	$—	$338,989
Total equity, Beginning of the period	$343,599	(607)	$342,992	$351,136	$—	$351,136
Net loss	$(11,273)	(1,728)	$(13,001)	$(22,378)	$(2,335)	$(24,713)
Distributions in excess of accumulated earnings, end of the period	$(375,837)	(2,335)	$(378,172)	$(375,837)	$(2,335)	$(378,172)
Total Stockholders equity, end of the period	$318,813	(2,335)	$316,478	$318,813	$(2,335)	$316,478
Total equity, end of the period	$335,143	(2,335)	$332,808	$335,143	$(2,335)	$332,808

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2022
(In thousands)	As Previously Reported	Adjustments	As Restated
Net loss	$(22,378)	(2,335)	$(24,713)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other liabilities	$6,862	2,335	$9,197

Revision of the Three Months Ended March 31, 2022
In addition to the restatement described above, this Form 10-Q/A includes adjustments to the Company’s income statement and consolidated balance sheet as of and for the three month period ended March 31, 2022 in order to correct the following immaterial errors. As a result of the failure to accrue these expenses due to third parties, (i) property operating expenses, general and administrative expenses and total operating expenses were understated and (ii) operating loss, net loss and comprehensive loss were understated in the three month ended March 31, 2022 by $0.6 million. Management has evaluated these errors and determined the Company’s financial statements included in its Quarterly Report on Form 10-Q for the three months ended March 31, 2022 were not materially misstated. However, in order to correctly state income for the six month period ended June 30, 2022 and the March 31, 2022 equity in this restated Form 10-Q/A, the March 31, 2022 financial statements will be revised to correct these errors when presented as part of the Company’s Form 10-Q filing for the quarter ended March 31, 2023, as follows:

Consolidated Balance Sheet:

	As of March 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Total Assets	$810,182	—	$810,182
Accounts payable, accrued expenses and other liabilities	$10,141	607	$10,748
Total liabilities	$466,583	607	$467,190
Distributions in excess of accumulated earnings	$(363,183)	(607)	$(363,790)
Total stockholders’ equity	$329,360	(607)	$328,753
Total equity	$343,599	(607)	$342,992

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Revenue from tenants	$15,646	$—	$15,646

Operating expenses:
Asset and property management fees to related parties	1,922	—	1,922
Property operating	8,578	19	8,597
Equity-based compensation	2,120	—	2,120
General and administrative	2,398	588	2,986
Depreciation and amortization	6,981	—	6,981
Total operating expenses	21,999	607	22,606
Operating loss	(6,353)	(607)	(6,960)
Other income (expense):
Interest expense	(4,715)	—	(4,715)
Other income (expense)	(37)	—	(37)
Total other expense	(4,752)	—	(4,752)
Net loss and Net loss attributable to common stockholders	$(11,105)	$(607)	$(11,712)

Other comprehensive income (loss):
Change in unrealized gain on derivative	1,750	—	1,750
Other comprehensive income	1,750	—	1,750
Comprehensive loss	$(9,355)	(607)	$(9,962)

Weighted-average shares outstanding — Basic and Diluted	13,299,650		13,299,650
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.84)	(0.04)	$(0.88)

Consolidated Statements of Changes in Equity:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Distributions in excess of accumulated earnings, Beginning of the period	$(350,709)	—	$(350,709)
Total Stockholders equity, beginning of the period	$338,989	—	$338,989
Total equity, Beginning of the period	$351,136	—	$351,136
Net loss	$(11,105)	(607)	$(11,712)
Distributions in excess of accumulated earnings, end of the period	$(363,183)	(607)	$(363,790)
Total Stockholders equity, end of the period	$329,360	(607)	$328,753
Total equity, end of the period	$343,599	(607)	$342,992

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported	Adjustment	As Revised
Net loss	$(11,105)	(607)	$(11,712)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other liabilities	$1,384	607	$1,991

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
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
	As Restated (Note 1)		As Restated (Note 1)
Net loss attributable to common stockholders (in thousands)	$(13,001)	$(11,052)	$(24,713)	$(24,587)
Adjustments to net loss attributable to common stockholders	(40)	(40)	(80)	(80)
Adjusted net loss attributable to common stockholders	$(13,041)	$(11,092)	$(24,793)	$(24,667)
Weighted average shares outstanding — Basic and Diluted	13,433,690	12,799,703	13,367,040	12,789,919
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.97)	$(0.87)	$(1.85)	$(1.93)
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
August 2022 Asset Management Fees
In August 2022, the Advisor elected to receive 124,685 shares of the Company’s Class A common stock in lieu of cash for the August 2022 management fee using the 10-day average price of $4.01 per share which was greater than the minimum price under NYSE rules. This issuance was completed at the Advisor’s election as permitted under Advisory Agreement.
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
As part of the discussions, the Company advised the AR Parties, that any shares of its Class A common stock purchased directly from the Company by Bellevue through block trades executed under the Company’s Common Stock ATM Program would be sold at a per share price equal to the greater of (i) the closing market price of the shares on the NYSE on the most recent trading day prior to an issuance or (ii) the “Minimum Price” as defined in Section 312.04(h) of the Listed Company Manual; provided, however, that the Company would not sell any shares of its Class A common stock to Bellevue if doing so would otherwise require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE. Additionally, the Company agreed to (1) amend the Charter Ownership Limit Waiver Agreements to (i) immediately increase the Excepted Holder Limit (as defined therein) to 21%, and (ii) prospectively

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
increase the Excepted Holder Limit to up to 25% if the Company is advised by Proskauer Rose LLP, outside counsel to the Company, that Proskauer Rose LLP is prepared to render an opinion that, among other things, the Company’s actual and proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a real estate investment trust under Sections 856 through 860 of the Code notwithstanding the increase in the Excepted Holder Limit to up to 25%, there being no assurance, however, that an opinion will be rendered (the “Charter Waiver Agreement Amendments”), and (2) amend the Rights Plan Waiver Agreement to implement corresponding changes. Concurrent with these amendments, the Company’s board of directors reduced the Series Limit and the Overall Limit (each as defined in the Charter Ownership Limit Waiver Agreements) to 6% for all stockholders of the Company that are not otherwise Bellevue, the Advisor, their respective affiliates or persons who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Company’s charter) shares of the Company’s Class A common stock held by either or both of Bellevue and the Advisor (the “Excluded Persons”). As of August 12, 2022, the Excluded Persons owned 13.7% of the outstanding Class A common shares in the aggregate, which includes Class A common shares issued to the Advisor in July 2022 pursuant to the Side Letter and Shares issued to the Advisor in August 2022 in lieu of cash payments for advisory fees.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q/A are forward-looking statements including statements regarding the intent, belief or current expectations of New York City REIT, Inc. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, this 10-Q/A and our other Quarterly Repots on Form 10-Q and our other filings with the Securities and Exchange Commission.
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

Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for further discussion.
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
Asset and Property Management Fees to Related Parties
We incurred $1.8 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended June 30, 2022 and 2021. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for more information on fees incurred from our Advisor and Property Manager. In accordance with the side letter entered into with the Advisor, (the “Side Letter”), the Advisor reinvested base management fees, aggregating $1.5 million, in shares of the Company’s Class A common stock in the second quarter of 2022. For accounting purposes, these shares as issued using the closing price on date of issue and the related expense was $1.3 million for the three months ended June 30, 2022.

Property Operating Expenses
Property operating expenses remained consistent at $8.3 million (as restated) for the three months ended June 30, 2022 and $8.3 million for the three months ended June 30, 2021.

Equity-Based Compensation
Equity-based compensation increased $0.1 million to $2.2 million for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”) which is generally consistent period over period. The increase relates to other stock compensation on restricted share grants which increased to $109,516 from $28,000 for the three months ended June 30, 2022 and 2021, respectively, due to additional share grants in 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased to $5.2 million (as restated) for the three months ended June 30, 2022 from $2.0 million for three months ended June 30, 2021. The increase was primarily due to costs incurred in connection with the annual meeting of stockholders and related proxy contest and overall higher costs incurred for labor in the second quarter of 2022. The legal and other costs related to the 2022 proxy were incurred in the second quarter of 2022, while the same costs for the 2021 proxy were incurred in the first quarter of 2021. We also incurred overall higher legal and other costs of approximately $2.1 million, which were attributable to the portion of our 2022 proxy contest materials. We also incurred higher reimbursements to our Advisor for administrative and personnel services (see below). As discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A, as part of the restatement, we recognized an additional $1.5 million ($2.1 million in total, as restated) and $0.1 million of previously unrecorded expenses relating to the proxy related expenses and other legal expenses, respectively, in the three month period ended June 30, 2022.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2022 were $0.9 million, of which $0.1 million related to administrative and overhead expenses and $0.7 million related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits of $2.6 million related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for further details. As of June 30, 2022 we have reached our annual limit of $0.4 million for professional fees and other reimbursements related to administrative, overhead and personnel service expenses paid to the Advisor. In 2021, we reached this limit during the quarter ended September 30, 2021.Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2021 were $0.7 million, of which $0.1 million related to administrative and overhead expenses and $0.7 million related to salaries, wages, and benefits.
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
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $3.7 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for more information on fees incurred from our Advisor and Property Manager. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.5 million in shares of the Company’s Class A common stock in the second quarter of 2022. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $2.3 million for the six months ended June 30, 2022. The advisor may, in the future, request shares in lieu of cash for these fees but is under no obligation to do so (see Note 13 — Subsequent Events — Cash Management Plan to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for more information ).
Property Operating Expenses
Property operating expenses decreased $0.2 million to $16.9 million (as restated) for the six months ended June 30, 2022 from $17.1 million for the six months ended June 30, 2021. This is due to a increase in other non-reimbursable expenses, such as real estate taxes which are the responsibility of certain tenants that have not reimbursed us for the taxes. As a result, these taxes for the cash-basis tenants have been paid by us during 2022 and 2021. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations.
Equity-Based Compensation
Equity-based compensation remained consistent at $4.3 million for the six months ended June 30, 2022 and 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). Approximately $0.1 million of expense was also recorded during the six months ended June 30, 2022 and 2021 for the amortization of restricted shares of common stock. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $3.4 million to $8.2 million (as restated) for the six months ended June 30, 2022 compared to $4.7 million for the six months ended June 30, 2021. The increase was primarily due to overall higher legal and other costs of approximately $2.5 million, which were attributable to the portion of our 2022 proxy contest materials, as well as the timing of certain other expenses. We also incurred higher reimbursements to our Advisor for administrative and personnel services (see below). As discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A, as part of the restatement, we recognized an additional $1.9 million ($2.5 million in total, as restated) and $0.3 million of previously unrecorded expenses relating to the proxy related expenses and other legal expenses, respectively, in the three month period ended June 30, 2022.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the six months ended June 30, 2022 were $2.1 million, of which $0.4 million related to administrative and overhead expenses and $1.7 million were related to salaries, wages, and benefits. During the six months ended June 30, 2021 total reimbursement expenses for administrative and personnel services provided by the Advisor were $1.9 million, of which $0.4 million related to administrative and overhead expenses and $1.6 million were related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for further details. As of June 30, 2022 we have reached our annual limit of $0.4 million for professional fees and other reimbursements related to administrative, overhead and personnel service expenses paid to the Advisor.
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
Net cash provided by operating activities was $1.7 million during the six months ended June 30, 2022 and was impacted primarily by a net loss of $24.7 million (as restated), adjusted for non-cash items of $21.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $0.5 million and an increase in accounts payable and accrued expenses associated with operating activities of $9.2 million (as restated), a decrease in deferred revenue (prepaid rent) of $1.4 million and an increase in straight-line receivable of $2.2 million.
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
Cash flows from operating activities during the six months ended June 30, 2022 was $1.7 million. We anticipate the need to continue to fund a portion of our operating expenses and capital requirements over the next 12 months with cash on hand, proceeds from our Common Stock ATM Program (as defined below), dispositions if we are able to sell an asset(s) and cash received from the immediate reinvestment by the Advisor of up to $0.5 million of base management fees to be paid to our Advisor in July 2022 (the remaining amount under the $3.0 million in the Side Letter agreement with our Advisor) in shares of our Class A Common stock (see below for details). Our Advisor and the controlling holder of the Advisor, Bellevue Capital Partners, have expressed a desire to invest additional capital in the Company through purchases directly form the Company or accepting Shares in lieu of cash for certain fees or expense reimbursements. See Note 13 — Subsequent Events to our consolidated financial statements in this Quarterly Report on this Form 10-Q/A for additional information. During the first six months of 2022 the Advisor reinvested $2.5 million, leaving $0.5 million to be invested during the remainder of 2022. In August of 2022, the Advisor elected to receive 124,685 shares of the Company’s Class A common stock in lieu of cash for the August 2022 management fee using the 10-day average price of $4.01 per share, which is greater than the minimum price under NYSE rules. This issuance was completed at the Advisor’s election as permitted under Advisory Agreement (see Note 13 - Subsequent Events to our consolidated financial statements in this Quarterly Report on this Form 10-Q/A). We do not have any significant scheduled debt principal repayments due until 2024, and we believe that we will have sufficient cash available to us to meet our operating cash requirements over the next year. We expect to fund our future capital needs primarily through proceeds from our Common Stock ATM Program (if market conditions allow), unsecured debt offerings, other future debt refinancing or potentially other future equity offerings. We may also fund our future capital needs through a combination of net cash, if any, provided by our current property operations, or the operations of properties that we may acquire in the future and proceeds from property dispositions (if any). There can be no assurance, however, that capital sufficient to meet our capital needs, including from any future debt or equity offerings, will be available to us on favorable terms, or at all.
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
Subsequent to December 31, 2021, on February 4, 2022, we entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock, in an amount aggregating no more than $3.0 million. The number of shares purchased was based on a 10-day trading average price subject to a to “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. As a result of the Side Letter, we issued 45,372, 43,508, 38,786, 40,247, 47,393 and 47,393 shares of our Class A common stock in February, March, April, May, June and July 2022 in respect of these purchases. Our cash resources were enhanced over the term of the Side Letter by amounts reinvested by the Advisor, as well as the August 2022 issuance completed at the Advisor’s request under the Advisory Agreement (see Note 13 - Subsequent Events to our consolidated financial statements in this Quarterly Report on this Form 10-Q/A ).
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
	As Restated (3)		As Restated (3)
Net loss attributable to common stockholders (in accordance with GAAP)	$(13,001)	$(11,052)	$(24,713)	$(24,587)
Depreciation and amortization	7,041	7,023	14,022	15,549
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(5,960)	(4,029)	(10,691)	(9,038)
Equity-based compensation (1)	2,201	2,120	4,321	4,235
Expenses attributable to portion of 2022 proxy contest (2)	2,084	—	2,477	—
Core FFO (deficit) attributable to common stockholders	$(1,675)	$(1,909)	$(3,893)	$(4,803)
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

(2) Amount relates to costs incurred for the 2022 annual meeting that were specifically related to the portion of our 2022 proxy contest materials. We do not consider these expenses to be part of its normal operating performance and has, accordingly, increased its Core FFO for this amount.
(3) See Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for additional information.

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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
	As Restated (1)		As Restated (1)
Net loss (in accordance with GAAP)	$(13,001)	$(11,052)	$(24,713)	$(24,587)
Depreciation and amortization	7,041	7,023	14,022	15,549
Interest expense	4,703	4,763	9,418	9,476
Equity-based compensation	2,201	2,120	4,321	4,235
Other expense	(2)	(31)	35	(39)
Asset and property management fees to related parties	1,785	1,847	3,707	3,754
General and administrative	5,175	1,984	8,161	4,716
Accretion of below- and amortization of above-market lease liabilities and assets, net	(50)	(225)	(101)	(440)
Straight-line rent (revenue as a lessor)	(930)	(438)	(2,233)	(1,078)
Straight-line ground rent (expense as lessee)	27	26	54	54
Cash NOI	$6,949	$6,017	$12,671	$11,640
(1) See Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for additional information.
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
The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2022		June 30, 2022		June 30, 2022
(In thousands)		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,329		$1,341		$2,670
Distributions to holders of LTIP Units	40		40		80
Total dividends and distributions	$1,369		$1,381		$2,750

Source of dividend coverage:
Cash flows provided by operations	$1,369	100%	$—	—%	$1,737	(1)	63%
Available cash on hand	—	—%	1,381	100%	1,013	(1)	37%
Total sources of dividend and distribution coverage	$1,369	100%	$1,381	100%	$2,750		100%

Cash flows provided by operations (GAAP basis) (2)	$2,178		$(441)		$1,737

Net loss attributable to common stockholders (in accordance with GAAP) (As Restated) (3)	$(11,712)		$(13,001)		$(24,713)
_______
(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
(2) During the six months ended June 30, 2022, the Advisor reinvested base management fees, aggregating approximately $2.5 million, which is included as a component of cash flows from operations.
(3) See Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A for additional information
Election as a REIT
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
Related-Party Transactions and Agreements
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for further discussion.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting described below, which also existed as of March 31, 2022.
In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. Notwithstanding this material weakness, based on the additional procedures and analysis, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management has identified a material weakness related to the lack of an effectively designed control over identifying corporate expenses associated with non-operating/non-typical events such as the 2022 contested proxy, including new vendors and new services from existing vendors. Specifically, the control was not designed to timely identify and evaluate new vendors and new services from existing vendors arrangements associated with addressing non-operating/non-typical events in order to identify all necessary expense accruals. The associated errors related to the understatement of general and administrative expenses, property operating expenses, and accounts payable and resulted in the restatement of our previously filed unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022, included in this Quarterly Report on Form 10-Q/A, and the revision of our previously issued unaudited consolidated financial statements as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022. Additionally, the material weakness could result in a material misstatement of the aforementioned account balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan and Status
As of the date of the filing of this Quarterly Report on Form 10-Q/A, management is in the process of implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal controls over financial reporting.
For the material weakness described above, management has begun to take steps that address the underlying causes, including enhancing review of the information necessary to ensure expenses are accrued within the correct period. The material weakness cannot be considered remediated until the newly designed control operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and we direct your attention to those risk factors, other than those disclosed below:

Certain of our unaudited financial statements for the three and six months ended June 30, 2022 were required to be restated and our management and audit committee identified a material weakness in our internal control over financial reporting.
Our management and audit committee concluded that our previously issued unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022 (the “Interim Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 (the “Q2 2022 10-Q”), were materially misstated. Management and the audit committee concluded that these Interim Financial Statements should no longer be relied upon. We are filing this amendment to the Q2 2022 10-Q in order to correct the errors by (i) restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2022, and (ii) revising our previously issued unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2022.
In connection with the restatement, the Company’s management has evaluated the impact of these errors on its assessment of the design and operating effectiveness of the Company’s internal control over financial reporting. As a result of this valuation, the Company’s management identified a material weakness in its internal control over financial reporting due to the lack of an effectively designed control activity over identifying corporate expenses associated with non-operating/non-typical events such as the 2022 contested proxy, including new vendors and new services from existing vendors. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses could result in further material misstatements in our consolidated financial statements.
Management is in the process of implementing steps that it believes will remediate the material weaknesses it has identified. These steps may, however, not be sufficient to remediate the existing weakness or prevent a future weakness. A material weakness may result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect the Company’s business, including an adverse impact on the market price of its common stock, potential action by the SEC, shareholder lawsuits, delisting of the Company’s stock, and general damage to its reputation. The Company has incurred and expects to incur additional costs to rectify the material weaknesses or new issues that may emerge, and the existence of these issues could adversely affect its reputation or investor perceptions. The additional reporting and other obligations resulting from these material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.
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
The Advisor reinvested base management fees of $1.5 million in our common shares during the three months ended June 30, 2022 for 126,426 shares of our Class A Common Stock and an additional $0.5 million during the period subsequent to June 30, 2022 through August 12, 2022 for 47,393 shares of our Class A Common Stock.
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
The foregoing summary of the material terms of the Certificate of Notice does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Certificate of Notice which is attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q/A and incorporated herein by reference.
Stockholder Rights Plan Amendment
On August 10, 2022, we amended our rights agreement with Computershare Trust Company, N.A., as Rights Agent, solely to extend the expiration date of the rights under the stockholder rights plan from August 16, 2022 to August 18, 2025, unless earlier exercised, exchanged, amended, redeemed, or terminated. Please see Note 7-Stockholders’ Equity-Stockholder Rights Plan to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for further discussion of our stockholder rights plan.
The foregoing description of the material terms of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q/A and incorporated herein by reference.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A for the three months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBITS INDEX

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

Dated: November 14, 2022