Form 10-Q
period 2022-09-30
New York City REIT, Inc.
filed 2022-11-14
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2022, the registrant had 14,892,441 shares of Class A common stock outstanding.

NEW YORK CITY REIT, INC.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$192,600	$192,600
Buildings and improvements	576,868	572,576
Acquired intangible assets	81,760	87,478
Total real estate investments, at cost	851,228	852,654
Less accumulated depreciation and amortization	(171,520)	(157,880)
Total real estate investments, net	679,708	694,774
Cash and cash equivalents	7,378	11,674
Restricted cash	13,253	16,754
Operating lease right-of-use asset	55,008	55,167
Prepaid expenses and other assets	6,033	9,293
Derivative asset, at fair value	1,540	—
Straight-line rent receivable	28,853	25,838
Deferred leasing costs, net	10,418	9,551
Total assets	$802,191	$823,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$393,774	$398,117
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $607 and $141 at September 30, 2022 and December 31, 2021, respectively)	17,181	8,131
Operating lease liability	54,730	54,770
Below-market lease liabilities, net	3,300	4,224
Derivative liability, at fair value	—	1,553
Deferred revenue	5,213	5,120
Total liabilities	474,198	471,915

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 14,594,972 and 13,277,738 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	146	133
Additional paid-in capital	697,095	691,118
Accumulated other comprehensive income (loss)	1,576	(1,553)
Distributions in excess of accumulated earnings	(389,246)	(350,709)
Total stockholders’ equity	309,571	338,989
Non-controlling interests	18,422	12,147
Total equity	327,993	351,136
Total liabilities and equity	$802,191	$823,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from tenants	$15,932	$15,848	$47,809	$46,011

Operating expenses:
Asset and property management fees to related parties	1,667	1,862	5,374	5,616
Property operating	8,947	8,029	25,873	25,088
Impairment of real estate investments	—	413	—	413
Equity-based compensation	2,263	2,121	6,584	6,356
General and administrative	2,435	1,884	10,596	6,600
Depreciation and amortization	6,941	7,851	20,963	23,400
Total operating expenses	22,253	22,160	69,390	67,473
Operating loss	(6,321)	(6,312)	(21,581)	(21,462)
Other income (expense):
Interest expense	(4,755)	(4,803)	(14,173)	(14,279)
Other income (expense)	2	5	(33)	44
Total other expense	(4,753)	(4,798)	(14,206)	(14,235)
Net loss before income tax	(11,074)	(11,110)	(35,787)	(35,697)
Income tax expense	—	(14)	—	(14)
Net loss and Net loss attributable to common stockholders	$(11,074)	$(11,124)	$(35,787)	$(35,711)

Other comprehensive income (loss):
Change in unrealized gain on derivative	757	252	3,129	1,074
Other comprehensive income	757	252	3,129	1,074
Comprehensive loss	$(10,317)	$(10,872)	$(32,658)	$(34,637)

Weighted-average shares outstanding — Basic and Diluted	13,828,322	13,093,486	13,522,491	12,892,382
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.80)	$(0.85)	$(2.65)	$(2.78)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	13,277,738	$133	$691,118	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Proceeds from sale of Common Stock to Bellevue (see Note 9)	632,911	6	1,974	—	—	1,980	—	1,980
Common stock issued to the Advisor in connection with management fees (see Note 7)	538,578	6	3,574	—	—	3,580	—	3,580
Equity-based compensation	135,702	1	308	—	—	309	6,275	6,584
Common stock issued to Directors in lieu of cash for board fees	10,043	—	121	—	—	121	—	121
Dividends declared on common stock, $0.20 per share[1]	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	—	(35,787)	(35,787)	—	(35,787)
Other comprehensive income	—	—	—	3,129	—	3,129	—	3,129
Balance, September 30, 2022	14,594,972	$146	$697,095	$1,576	$(389,246)	$309,571	$18,422	$327,993

	Three Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2022	13,638,789	$136	$693,695	$819	$(378,172)	$316,478	$16,330	$332,808
Proceeds from sale of Common Stock to Bellevue (see Note 9)	632,911	6	1,974	—	—	1,980	—	1,980
Common stock issued to the Advisor in connection with management fees (see Note 7)	323,272	4	1,255	—	—	1,259	—	1,259
Equity-based compensation	—	—	171	—	—	171	2,092	2,263
Net loss	—	—	—	—	(11,074)	(11,074)	—	(11,074)
Other comprehensive income	—	—	—	757	—	757	—	757
Balance, September 30, 2022	14,594,972	$146	$697,095	$1,576	$(389,246)	$309,571	$18,422	$327,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.
1 See Note 7 - Stockholders’ Equity for more information

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	12,802,690	$129	$686,715	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Proceeds from sale of common stock, net	466,651	4	4,502	—	—	4,506	—	4,506
Repurchase and cancellation of common stock	(26,236)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(13)	—	—	—	—	—	—	—
Redemption of Class A Units	13,100	—	230	—	—	230	(230)	—
Equity-based compensation	21,546	—	80	—	—	80	6,276	6,356
Dividends declared on common stock, $0.30 per share	—	—	—	—	(3,871)	(3,871)	—	(3,871)
Distributions paid to non-controlling interest holders					(120)	(120)		(120)
Net loss	—	—	—	—	(35,711)	(35,711)	—	(35,711)
Other comprehensive income	—	—	—	1,074	—	1,074	—	1,074
Balance, September 30, 2021	13,277,738	$133	$691,344	$(2,330)	$(345,584)	$343,563	$10,055	$353,618

	Three Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2021	13,065,696	$132	$689,653	$(2,582)	$(333,111)	$354,092	$7,963	$362,055
Proceeds from sale of common stock, net	212,049	1	1,662	—	—	1,663	—	1,663
Redemption of fractional shares of common stock and restricted shares	(7)	—	—	—	—	—	—	—
Equity-based compensation	—	—	29	—	—	29	2,092	2,121
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,309)	(1,309)	—	(1,309)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(11,124)	(11,124)	—	(11,124)
Other comprehensive income	—	—	—	252	—	252	—	252
Balance, September 30, 2021	13,277,738	$133	$691,344	$(2,330)	$(345,584)	$343,563	$10,055	$353,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,787)	$(35,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,963	23,400
Amortization of deferred financing costs	1,157	1,157
Accretion of below- and amortization of above-market lease liabilities and assets, net	(131)	(807)
Equity-based compensation	6,584	6,356
Management fees paid/reinvested in common stock by the Advisor	3,580	—
Impairments of real estate investments	—	413
Changes in assets and liabilities:
Straight-line rent receivable	(3,011)	(2,816)
Straight-line rent payable	82	82
Prepaid expenses, other assets and deferred costs	1,090	3,891
Accounts payable, accrued expenses and other liabilities	8,718	(502)
Deferred revenue	93	226
Net cash provided by (used in) operating activities	3,338	(4,311)
Cash flows from investing activities:
Capital expenditures	(4,865)	(1,998)
Net cash used in investing activities	(4,865)	(1,998)
Cash flows from financing activities:
Payments on mortgage note payable	(5,500)	—
Proceeds from issuance of common stock to affiliates of the Advisor, net under Cash Management Plan (see Note 9)	1,980	—
Proceeds from issuance of common stock, net	—	5,269
Dividends paid on common stock	(2,670)	(3,871)
Repurchase of common stock	—	(183)
Distributions to non-controlling interest holders	(80)	(120)
Net cash (used in) provided by financing activities	(6,270)	1,095
Net change in cash, cash equivalents and restricted cash	(7,797)	(5,214)
Cash, cash equivalents and restricted cash, beginning of period	28,428	39,994
Cash, cash equivalents and restricted cash, end of period	$20,631	$34,780

Cash and cash equivalents	$7,378	$23,169
Restricted cash	13,253	11,611
Cash, cash equivalents and restricted cash, end of period	$20,631	$34,780

Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$121	$—
Accrued capital expenditures	453	121
Common stock issued to the Advisor in connection with management fees (see Note 7)	3,580	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 1 — Organization
New York City REIT, Inc. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed entity that has qualified to be taxed as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). We invest primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. The Company has also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of September 30, 2022, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million. At our 1140 Avenue of the Americas property, in the third quarter of 2021 we began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
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
In connection with the preparation of the consolidated financial statements for the third quarter September 30, 2022, the Company identified errors in its previously filed unaudited quarterly consolidated financial statements for the first two quarterly periods of 2022. The error in the three months ended June 30, 2022 resulted in a material misstatement of the Company’s unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022.
The prior period errors related to unrecorded expenses directly related to its 2022 annual meeting which involved a contested proxy solicitation, as well as other administrative and operating expenses. In connection with these errors, the Company (i) restated its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and (ii) revised its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022.
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
September 30, 2022
(Unaudited)
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
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of September 30, 2022 and December 31, 2021 (see Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information).
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The impact of the COVID-19 pandemic has evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area. Measures such as “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities for much of 2020 and early part of 2021 and required social distancing measures were resulting in closure and limitations on the operations of many businesses. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations may in the future be re-instituted along with other steps such as mandatory vaccination as rates of infection increase, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the SARS-CoV-2 virus. On March 7, 2022, New York City lifted its indoor mask and vaccine mandates. Some of the Company’s tenants operate businesses that require in-person interactions, such as retail stores, gyms, fitness studios and parking garages.
The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of September 30, 2022. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of September 30, 2022 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
New York City, where all the Company’s properties are located, has been among the hardest hit locations in the country and has recently fully reopened on March 7, 2022. The Company’s properties remain accessible to all tenants, although, even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. Management has re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and the Company received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. Concurrently, the Company simultaneously entered into six month license agreements with a new operator at both garage properties, and subsequently extended these agreements, set to expire at the end of October 2022, in

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
April 2022. Subsequently in July 2022, the previous short-term extensions noted above were terminated, and commenced new leases that expire in June 2037. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants. This did impact the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. As a result, the Company did experience delays in rent collections during 2021, however, with the exception of one minor lease deferral during the third quarter of 2022, this trend has not continued into the first the three quarters of 2022. Also, there was only one tenant for which we recorded rent on a cash basis for the nine months ended September 30, 2022. The lease with this tenant was terminated as of September 30, 2022. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in 2020 and 2021, the Company executed different types of lease amendments. These agreements included deferrals and abatements and, in some cases, extensions to the term of the leases. During the year ended December 31, 2021, the Company executed lease amendments with multiple tenants, which include deferrals, abatements, extensions to the terms of the lease, and in one instance, a reduction of the lease term. In the third quarter of 2022, the Company entered into one new lease deferral at the Company’s 123 William Street property, which was unrelated to the impact of COVID-19.
As a result of the financial difficulties of the Company’s tenants during 2020 and 2021, and early lease terminations during 2020 and 2021, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events that continued into the second quarter of 2022 (except for the Laurel/Riverside property), but were not events of default. The Company is now no longer in breach of the covenants for the Laurel/Riverside property because it satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period. The Company also satisfied the required debt service coverage for the quarter ended June 30, 2022 and September 30, 2022. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of September 30, 2022, of the debt covenants under the mortgages secured by these properties.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2022, these leases had a weighted-average remaining lease term of 7.3 years. Because many of the Company’s leases provide

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the nine months ended September 30, 2022 and 2021, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
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
Recently Issued Accounting Pronouncements

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months and nine months ended September 30, 2022 or 2021. Also, there were no dispositions of real estate during the three months and nine months ended September 30, 2022 or 2021. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include potentially selling or leasing the property to a third party. The Company is currently in discussion to potentially sell or lease the property to a third party. As no agreement has been reached the property does not qualify to be classified as held for sale on the consolidated balance sheet as of September 30, 2022.
Significant Tenants
As of September 30, 2022 and December 31, 2021, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
In-place leases	$1,034	$1,848	$3,640	$4,714
Other intangibles	177	177	531	760
Total included in depreciation and amortization	$1,211	$2,025	$4,171	$5,474

Above-market lease intangibles	$231	$262	$756	$800
Below-market lease liabilities	(273)	(642)	(924)	(1,644)
Total included in revenue from tenants	$(42)	$(380)	$(168)	$(844)

Below-market ground lease, included in property operating expenses	$12	$12	$37	$37
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Additionally, in connection with the same lease terminations, the Company wrote off approximately $0.2 million of below market lease intangibles in the nine months ended September 30, 2021, which was included in revenue from tenants in the consolidated statement of operations.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2022:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place leases	$960	$3,333	$2,425	$1,366	$673
Other intangibles	177	708	708	708	708
Total to be included in depreciation and amortization	$1,137	$4,041	$3,133	$2,074	$1,381

Above-market lease assets	$217	$825	$495	$206	$138
Below-market lease liabilities	(245)	(949)	(890)	(502)	(183)
Total to be included in revenue from tenants	$(28)	$(124)	$(395)	$(296)	$(45)
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
Write-off of Tenant Improvements
During the third quarter of 2021, a tenant in the health club business terminated a lease at the Company’s 9 Times Square property. As a result, The Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $0.3 million which was recorded in depreciation and amortization expense in the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2022 and December 31, 2021 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2022	December 31, 2021	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
1140 Avenue of the Americas (2)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue	1	10,000	10,000	5.04%	Fixed		Nov. 2028
9 Times Square (2) (3)	1	49,500	55,000	3.72%	Fixed	(4)	Apr. 2024
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	405,000	4.35%
Less: deferred financing costs, net (5)		(5,726)	(6,883)
Mortgage notes payable, net		$393,774	$398,117
_______
(1)As of September 30, 2022, $0.1 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the unaudited consolidated balance sheet. During the quarter ended September 30, 2022, the Company drew $1.5 million to fund leasing activity, tenant improvements and leasing commissions related to this property. The remaining escrow amount will be released as used.
(2)Due to covenant breaches resulting in cash traps for these properties, all cash generated from operating these properties is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of September 30, 2022 an aggregate of $9.7 million is held in cash management accounts pursuant to these cash traps, which is included in restricted cash on the balance sheet. See “Debt Covenants” section below for additional details.
(3)The Company made a $5.5 million in principal payment in March 2022 pursuant to a waiver and amendment of the loan on the Company’s 9 Times Square property. See “Debt Covenants” section below for additional details.
(4)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of September 30, 2022 (see Note 6 — Derivatives and Hedging Activities for additional information).
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
Collateral and Principal Payments
Real estate assets and intangible assets of $833.0 million, at cost (net of below-market lease liabilities), at September 30, 2022 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2022:

(In thousands)	Future Minimum Principal Payments
2022 (remainder)	$—
2023	—
2024	49,500
2025	—
2026	99,000
Thereafter	251,000
Total	$399,500

Debt Covenants
9 Times Square
The Company breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the 12 preceding months. The principal amount of the loan was $49.5 million as of September 30, 2022. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
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
Other significant changes from the waiver and amendment included: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permitting the Company to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaces the LIBOR rate provisions to provide for a successor benchmark using the Secured Overnight Financing Rate (“SOFR”) effective with the second quarter of 2022 and amended the spreads to 1.60% from 1.50%, per annum. The previously existing “pay-fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate (see Note 6 — Derivatives and Hedging Activities). As of September 30, 2022, there was $3.4 million held in a cash management account which is part of the Company’s restricted cash balance on its consolidated balance sheet.
With the waiver as of September 30, 2021, we were permitted to be in breach for up to four consecutive quarters without causing an event of default. While we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, we were not in breach as of June 30, 2022 and September 30, 2022. As a result, upon reporting the third quarter results to the lender in November, we will have two consecutive quarters that we will not be in breach and, at such time as the determination of the compliance with the debt service coverage and debt yield covenants is made, we may exit the cash trap. We expect to do so and anticipate the release of the related restricted cash in the fourth quarter. The maintenance of the separate cash management account described above will remain a requirement until we are able to comply with all of the applicable covenants. The agreement governing this loan requires the Company to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $20.6 million as of September 30, 2022.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last nine quarters ended September 30, 2022.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The debt service coverage covenant is calculated quarterly using the future 12 months. The principal amount of the loan was $99.0 million as of September 30, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2022, the Company has $6.3 million in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
The Company breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. The Company satisfied the debt service coverage covenant for the last four quarters. The debt service coverage covenant is calculated quarterly using the 12 preceding months.
The principal amount of the loan was $50.0 million as of September 30, 2022. The two previous parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. On October 26, 2021, the Company signed a termination agreement with the original tenants of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property, which required the tenants to pay a $1.4 million termination payment to the Company, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was originally classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, and it was subsequently reclassified to cash and cash equivalents on the Company’s consolidated balance sheet in the first quarter of 2022 (see below for more information). Also, upon the signing of the termination agreement, the Company simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently, in July 2022, the Company terminated the six-month license agreements and commenced new leases that expire in June 2037.
The Company’s breaches of the debt services coverage covenant were not events of default but rather required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan, whereby it could have remained subject to this reserve requirement through maturity of the loan without further penalty or ramifications. However, the Company is now no longer in breach of the covenants for Laurel/Riverside because it satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period. The Company has continued to satisfy the debt service coverage for the subsequent quarters through the quarter ended September 30, 2022. Accordingly, the $1.4 million, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on the Company’s consolidated balance sheet in the first quarter of 2022.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and the first and second quarters of 2022, respectively. The debt service coverage covenant is calculated quarterly using the future 12 months. The principal amount for the loan was $10.0 million as of September 30, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of September 30, 2022, the Company had not yet determined whether it will do so. The Company also has the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of September 30, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021 and expects the new tenant to occupy the space in the fourth quarter of 2022, which will bring the occupancy at this property back to 100%.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of September 30, 2022, however, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2022
Interest rate “Pay - Fixed” swaps - assets	$—	$1,540	$—	$1,540
Total	$—	$1,540	$—	$1,540

December 31, 2021
Interest rate “Pay - Fixed” swaps - liabilities	$—	$(1,553)	$—	$(1,553)
Total	$—	$(1,553)	$—	$(1,553)

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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		September 30, 2022		December 31, 2021
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	$140,000	$127,174	$140,000	$145,827
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	89,064	99,000	100,616
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	44,248	50,000	51,750
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,001	10,000	10,633
Mortgage note payable — 9 Times Square	3	49,500	48,289	55,000	53,654
Mortgage note payable — 196 Orchard Street	3	51,000	42,879	51,000	50,423
Total		$399,500	$360,655	$405,000	$412,903
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021.

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$1,540	$(1,553)
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2022 and year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property (see Note 4 — Mortgage Notes Payable, Net), the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the nine month period ended September 30, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income (“AOCI”). The amount will be amortized into interest expense over the term of the hedged item. There was $36,000 of unamortized balance left as of September 30, 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.0 million will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
As of September 30, 2022 and December 31, 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2022		December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$55,000

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$771	$(40)	$2,649	$213
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$14	$(292)	$(442)	$(861)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,755	$4,803	$14,173	$14,279

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2022	$1,540	$—	$—	$1,540	$—	$—	1,540
December 31, 2021	$—	$(1,553)	$—	$(1,553)	$—	$—	(1,553)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.6 million. As of September 30, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.6 million.
Note 7 — Stockholders’ Equity
As of September 30, 2022 and December 31, 2021, the Company had 14.6 million and 13.3 million shares of common stock outstanding, respectively, including unvested restricted shares. As of September 30, 2022, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
During the six months ended June 30, 2022 and during the year ended December 31, 2021, the Company paid dividends to common stockholders in the amount of $0.20 per share ($0.10 per share, per quarter) of common stock per year, payable to holders of record on a single quarterly record date. On July 1, 2022, the Company announced that it suspended paying dividends and has not declared or paid dividends, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.
During the three and nine months ended September 30, 2022, in accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $0.5 million and $3.0 million, in shares of the Company’s Class A common stock respectively. The number of shares purchased was based on a 10-day trading average price subject to a “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”) computed upon executing the Side Letter to be $10.55 per share. As a result the Side Letter, during the first nine months of 2022, the Company issued 45,372, 43,508, 38,786, 40,247, 47,393 and 47,393 shares of its Class A common stock in February, March, April, May, June and July 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
In August and September 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 124,685 and 151,194 shares respectively, using the 10-day average price of $4.01 and $3.28 per share, respectively, which was greater than the minimum price under NYSE rules. The Advisor also elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for October and November 2022 (see Note 13 — Subsequent Events) .The Advisor is not obligated to accept shares in lieu of cash for these fees.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor for August and September 2022, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense for the year are reflected as $1.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
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
The Company paid all directors fees in cash during the second quarter and third quarter of 2022.
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
To potentially enhance the Company’s cash resources to fund operating and capital needs, in August 2022, Bellevue Capital Partners, LLC, which is an entity that controls the Advisor (“Bellevue”) expressed a desire to invest additional capital in the Company. Although no agreement exists, Company’s board of directors authorized the issuance of up to 1,000,000 shares of the Company’s Class A common stock for these purposes. During the three months ended September 30, 2022, the Company sold 632,911 shares of Class A common stock to Bellevue, for gross proceeds of $2.0 million, before nominal commissions paid that were purchased by Bellevue. These shares were issued to the Bellevue through these block trades executed under the Company’s Common Stock ATM Program. Bellevue may, from time to time at its discretion, purchase additional shares of Class A common stock from the Company through additional block trades although there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase.
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
Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan, but did not take actions to declare a dividend for the plan to become effective. In August 2020, in connection with the Listing and the related bifurcation of common stock into Class A and Class B common stock, the Company entered into an amended and restated

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
rights agreement, which amended and restated the stockholders rights plan approved in May 2020 and declared a dividend payable in August 2020, of one Class A right for and on each share of Class A common stock and one Class B right for and on each share of Class B common stock, in each case, outstanding on the close of business on August 28, 2020 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), of the Company at a price of $55.00 per one one-thousandth of a share of Series A Preferred Stock, represented by a right, subject to adjustment. On August 12, 2021 the expiration date of these rights were extended from August 16, 2021 to August 16, 2022. On August 9, 2022 the expiration date of these rights was extended again from August 16, 2022 to August 18, 2025.
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the nine months ended September 30, 2022 and year ended December 31, 2021, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
As of September 30, 2022, the Company’s ground lease had a weighted-average remaining lease term of 44.3 years and a discount rate of 8.6%. As of September 30, 2022, the Company’s balance sheet includes an ROU asset and liability of $55.0 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and nine months ended September 30, 2022, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. For the three and nine months ended September 30, 2021, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the nine months ended September 30, 2022 and 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of September 30, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$1,187
2023	4,746
2024	4,746
2025	4,746
2026	4,746
Thereafter	197,754
Total lease payments	217,925
Less: Effects of discounting	(163,195)
Total present value of lease payments	$54,730
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2022 and December 31, 2021, entities wholly owned by AR Global owned 538,578 and 56,091 shares, respectively, of the Company’s outstanding common stock.
As described above, to potentially enhance the Company’s cash resources to fund operating and capital needs, in August 2022, Bellevue expressed a desire to invest additional capital in the Company. Although no agreement exists, Company’s board of directors authorized the issuance of up to 1,000,000 shares of the Company’s Class A common stock for these purposes. During the three months ended September 30, 2022, the Company sold 632,911 shares of Class A common stock to Bellevue, for gross proceeds of $2.0 million, before nominal commissions paid that were purchased by Bellevue. These shares were issued to the Bellevue through these block trades executed under the Company’s Common Stock ATM Program. Bellevue may, from time to time at its discretion, purchase additional shares of Class A common stock from the Company through additional block trades although there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase.
The Company advised the AR Parties, that any shares of its Class A common stock purchased directly from the Company by Bellevue through block trades executed under the Company’s Common Stock ATM Program would be sold at a per share price equal to the greater of (i) the closing market price of the shares on the NYSE on the most recent trading day prior to an issuance or (ii) the “Minimum Price” as defined in Section 312.04(h) of the Listed Company Manual; provided, however, that the Company would not sell any shares of its Class A common stock to Bellevue if doing so would otherwise require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE. Additionally, the Company (1) amended the Charter Ownership Limit Waiver Agreements to (i) immediately increase the Excepted Holder Limit (as defined therein) to 21%, and (ii) increased the Excepted Holder Limit to up to 25% upon conditions precedent being satisfied to increase the Excepted Holder Limit to up to 25% (the “Charter Waiver Agreement Amendments”), and (2) amended the Rights Plan Waiver Agreement to implement corresponding changes (See Note 13 — Subsequent Events for a discussion of the Company’s election to increase the Expected Holder Limit to 25%). Concurrent with these amendments, the Company’s board of directors reduced the Series Limit and the Overall Limit (each as defined in the Charter Ownership Limit Waiver Agreements) to 6% for all stockholders of the Company that are not otherwise Bellevue, the Advisor, their respective affiliates or persons who would be treated as Beneficially Owning or Constructively

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Owning (each as defined in the Company’s charter) shares of the Company’s Class A common stock held by either or both of Bellevue and the Advisor (the “Excluded Persons”).
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
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in in August, September, October and November 2022 (see Note 7 — Stockholders Equity and Note 13 — Subsequent Events). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, (which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and during the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458, plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944. The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended September 30, 2022 or 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
On February 4, 2022, concurrently with the execution of the Side Letter, the Company’s board of directors granted (i) a waiver from the Aggregate Share Ownership Limit, as defined and contained in Section 5.7 of the Company’s charter, to permit each of Bellevue, the Advisor, entities controlled by Bellevue, Edward M. Weil. Jr, who is an officer and director of the Company, an officer of the Advisor and a holder of a non-controlling interest in Bellevue, and their respective affiliates and certain other entities and individuals who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Charter) Shares held by either or both of Bellevue and the Advisor, including Mr. Weil, to Beneficially Own or Constructively Own Shares in an amount up to 20% of the outstanding Shares (subject to certain constraints for each such entity and individual on the total actual ownership of Shares by such entities and individuals), to the extent and on the terms set forth in each ownership limit waiver agreement (collectively, the “Charter Ownership Limit Waiver Agreements”); and (ii) a waiver from the provisions contained in Section 1.1 of the Amended and Restated Rights Agreement, dated August 17, 2020 (as amended by Amendment No. 1 dated August 12, 2021, the “Rights Plan”), to permit each party to the Charter Ownership Limit Waiver Agreements to Beneficially Own (as defined in the Rights Plan) Shares to the maximum extent allowed by the Charter Ownership Limit Waiver Agreements without being deemed an “Acquiring Person” under Section 1.1 of the Rights Plan, subject to the terms set forth in the rights plan waiver agreement (the “Rights Plan Waiver Agreement,” and together with the Charter Ownership Limit Waiver Agreements, the “Waiver Agreements”). On August 10, 2022, the Company (1) amended the Charter Ownership Limit Waiver Agreements to (i) immediately increase the Excepted Holder Limit (as defined therein) to 21%, and (ii) increase the Excepted Holder Limit to up to 25% upon conditions precedent being satisfied to increase the Excepted Holder Limit to up to 25% (the “Charter Waiver Agreement Amendments”), and (2) amended the Rights Plan Waiver Agreement to implement corresponding changes (see Note 13— Subsequent Events for more information). The terms and conditions of the Charter Ownership Limit Waiver Agreements entered into with each of these entities or individuals are the same except for the actual number of Shares the entities or individuals may own or acquire. All other terms and conditions contained in the Company’s charter will otherwise continue to apply to the Shares that the entities or individuals may own or acquire.
The Company recorded expense of $1.3 million and $4.1 million for base asset management fees during the three and nine months ended September 30, 2022, respectively. The Company did not pay any cash base management fee in the three months ended September 30, 2022 and paid $0.5 million in the nine months ended September 30, 2022. The Company issued 124,685 and 151,194 shares of the Company’s Class A common stock issued in lieu of cash for the August and September 2022 management fee (see Note 7 — Stockholders Equity for more information). In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, $1.5 million and $0.5 million, in shares of the Company’s Class A common stock in the first, second and third quarters of 2022, respectively. As a result, the Company issued 45,372, 43,508, 38,786, 40,247, 47,393 and 47,393 shares of its Class A common stock in February, March, April, May, June and July 2022, respectively, in connection with the monthly base management fee earned by the Advisor. The Company paid $1.5 million and $4.5 million in cash base asset management fees during the three and nine months ended September 30, 2021, respectively. There were no variable management fees incurred in any of these periods.
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor for August and September 2022, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $1.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively. Total asset management fees were $4.1 million for the nine months ended September 30, 2022.
Property Management Fees

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
The Company incurred approximately $0.4 million and $1.3 million in property management fees during the three and nine months ended September 30, 2022, respectively, and the Company incurred $0.4 million and $1.1 million in property management fees during the three and nine months ended September 30, 2021, respectively.
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
Professional fees and other reimbursements for the three and nine months ended September 30, 2022 were $1.3 million and $4.0 million, respectively, and were $1.1 million and $3.4 million for the three and nine months ended September 30, 2021, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits. In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.2 million in the three and nine months ended September 30, 2022
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three and nine months ended September 30, 2022 were $0.9 million and $3.0 million, respectively.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
No administrative and overhead expenses were recorded in the three months ended September 30, 2022, since the annual cap limit of $0.4 million, had been reached as of June 30, 2022. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three and nine months ended September 30, 2022 were $0.9 million and $3.0 million, respectively, of which $0.0 million and $0.4 million, respectively, related to administrative and overhead expenses and $0.9 million and $2.6 million, respectively, were for salaries, wages and benefits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Ongoing fees:
Asset and property management fees to related parties	$1,667	$1,862	5,374	5,616	$607	$141
Professional fees and other reimbursements (1)	1,284	1,064	4,023	3,431	—	—
Total related party operation fees and reimbursements	$2,951	$2,926	$9,397	$9,047	$607	$141
________
(1)Amounts for the three and nine months ended September 30, 2022 and 2021 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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
September 30, 2022
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
In connection with the termination or expiration of the Advisory Agreement, the Advisor will be entitled to receive (in addition to any termination fee) all amounts then accrued and owing to the Advisor, including an amount equal to then-present fair market value of its shares of the Company’s Class A common stock and interest in the OP.
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
September 30, 2022
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
The 2020 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2020 Equity Plan at the Listing, no further awards have been or will be granted under the RSP; provided, however, any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain in effect in accordance with their terms and the terms of the RSP, until all those awards are exercised, settled, forfeited, canceled, expired or otherwise terminated. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares, the 2020 Equity Plan has been expanded to also permit awards of restricted stock units, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards. In addition, the 2020 Equity Plan eliminates the “automatic grant” provisions of the RSP that dictated the terms and amount of the annual award of restricted shares to independent directors. Grants to independent directors after the Listing are made in accordance with the Company’s new director compensation program, as described below under “—Director Compensation.” The 2020 Equity Plan has a term of 10 years, expiring August 18, 2030. The number of shares of the Company’s capital stock that may be issued or subject to awards under the 2020 Equity Plan, in the aggregate, is equal to 20.0% of the Company’s outstanding shares of Class A common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa.
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 200,000 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of September 30, 2022 there have been no shares awarded.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
During the second quarter of 2022, the Company granted 109,875 and 25,827 restricted shares to employees of the Advisor and the Company’s board of directors respectively. The restricted shares granted to employees of the Advisor or its affiliates will vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited. In addition, during the third quarter of 2022, the Company issued 6,100 restricted shares to two former employees of the Advisor working as consultants to the Advisor which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of 2022.
In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, previous unvested restricted share grants issued to these employees of the Advisor were forfeited upon termination and the board approved 6,100 replacement restricted shares which vested immediately upon termination. In the three and nine months ended September 30, 2022, the Company recognized a net compensation charge of approximately $12,700 representing the value of the new replacement grants net of the reversal of $7,100 in previously recognized compensation on the forfeited grants and a new charge of approximately $55,000 for the reissued and fully accelerated grants..

The following table displays restricted share award activity during the nine months ended September 30, 2022:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	25,172	$15.00
Granted	141,802	10.63
Vested	(15,804)	11.22
Forfeitures	(6,100)	11.76
Unvested September 30, 2022	145,070	11.27
As of September 30, 2022, the Company had $0.4 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 4.0 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $170,374 and $307,636 for the three and nine months ended September 30, 2022, respectively, and $29,100 and $80,135 for the three and nine months ended September 30, 2021, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss. Also, for the three and nine months ended September 30, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.
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

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million and $6.3 million, respectively, and $2.1 million and $6.3 million during the three and nine months ended September 30, 2021, respectively. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of September 30, 2022, the Company had $7.4 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 0.9 years.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on the Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. On July 1, 2022, the Company announced that it temporarily suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Thus, the Board did not declare a dividend payable for the quarter ended June 30, 2022
For the three and nine month periods ended September 30, 2022, the Company paid zero and $80,000, respectively, of distributions related to the LTIP units. For the three and nine month period ended September 30, 2021, the Company paid $40,000 and $120,000, respectively, of distributions related to the LTIP units.
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
September 30, 2022
(Unaudited)

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
The award of LTIP Units under the 2020 OPP is administered by the Company’s compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elect. Promptly following the performance period, the compensation committee will determine the number of LTIP Units earned, (if any) based on calculations prepared by an independent consultant engaged by the Committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any LTIP Units or any Class A Units into which LTIP Units may be converted in accordance with the terms of the A&R OP Agreement. Any LTIP Units that are not earned will automatically be forfeited effective as of the end of the performance period and neither the Company nor the OP will be required to pay any future consideration in respect thereof.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of 2022 and accordingly, the expense was recorded in the first quarter of 2022. As a result, the Company issued 5,192 and 4,851 shares of its Class A common stock to the Company’s independent board of directors in the first and second quarters of 2022, respectively, relating to services rendered and expenses recorded in the immediately preceding quarterly period. There were no shares of common stock issued in lieu of cash during the three months ended September 30, 2022. There were no shares of common stock issued in lieu of cash during the nine months ended September 30, 2021.

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022 (1)	2021
Net loss attributable to common stockholders (in thousands)	$(11,074)	$(11,124)	$(35,787)	$(35,711)
Adjustments to net loss attributable to common stockholders	—	(40)	(80)	(120)
Adjusted net loss attributable to common stockholders	$(11,074)	$(11,164)	$(35,867)	$(35,831)
Weighted average shares outstanding — Basic and Diluted	13,828,322	13,093,486	13,522,491	12,892,382
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.80)	$(0.85)	$(2.65)	$(2.78)
(1) The three month periods ended March 31, 2022, and June 30, 2022, included in the nine months ended September 30, 2022, were revised/restated (see Note 1 — Organization for more information).
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three and nine month periods ended September 30, 2022 relating to distributions to LTIP Units which are on paid in arrears.
Diluted net income per share assumes the conversion of all Class A common stock share equivalents into an equivalent number of shares of Class A common stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares, Class A Units and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted shares (1)	154,941	25,343	97,554	15,216
Class A Units (2)	—	—	—	7,054
LTIP Units (3)	4,012,841	4,012,841	4,012,841	4,012,841
Total weighted-average anti-dilutive common share equivalents	4,167,782	4,038,184	4,110,395	4,035,111
_______
(1) There were 145,070 and 25,172 unvested restricted shares outstanding as of September 30, 2022 and 2021, respectively.
(2) Formerly known as OP Units. As of September 30, 2022 or 2021, there were no Class A Units outstanding.
(3) There were 4,012,841 LTIP Units outstanding as of September 30, 2022 and 2021, respectively (see Note 11 — Equity-Based Compensation for additional information).

NEW YORK CITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the three and nine month periods ended September 30, 2022 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and nine month periods ended September 30, 2022 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2021 and 2020 or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 13 — Subsequent Events
October 2022 and November 2022 Asset Management Fees
In addition, on October 3, 2022, and November 1, 2022 the Company issued 146,284 and 154,559 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept the shares in lieu of cash in respect of the base management fee paid to the Advisor for advisory services rendered in October 2022 and to be rendered in November 2022. The shares issued in October and November Asset Management Fees were issued using the 10-day average price of $3.42 and $3.24 which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement, entered into on November 16, 2018 and amended on August 18, 2020, by and among the Company, New York City Operating Partnership, L.P., and the Advisor.
On October 3, 2022, upon conditions precedent being satisfied, the Company, the Advisor and Bellevue elected to increase the Excepted Holder Limit, as defined in the Ownership Limit Waiver Agreements entered into on February 4, 2022 and amended on August 10, 2022, by the Company and each of the Advisor and Bellevue to an aggregate of 25 percent of the Company’s shares of Class A common stock for these persons or entities including their respective affiliates. The election also increased the Revised Threshold, as defined in the Waiver Agreement (also entered into by the same parties on February 4, 2022), granted under the Company’s Amended and Restated Rights Agreement, entered into on August 17, 2020 and amended on August 12, 2021 and August 10, 2022, to the same 25 percent.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, this and our other Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.
Overview
We are an externally managed entity that has qualified to be taxed as a real estate investment trust for U.S. Federal income tax purposes (“REIT”). We invest primarily in office properties located exclusively within the five boroughs of New York City, primarily Manhattan. We have also purchased certain real estate assets that accompany office properties, including retail spaces and amenities, and may purchase hospitality assets, residential assets and other property types also located exclusively within the five boroughs of New York City. As of September 30, 2022, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million with an overall occupancy of 84.5% (by straight-line rent). At our 1140 Avenue of the Americas property, in the third quarter of 2021 we began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients.
Substantially all of our business is conducted through the OP and its wholly owned subsidiaries. New York City Advisors, LLC (our “Advisor”) manages our day-to-day business with the assistance of New York City Properties, LLC (our “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
Management Update on the Impacts of the COVID-19 Pandemic
New York City, where all of our properties are located, has been among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. Our properties remain accessible to all tenants, however, even as the operating restrictions have now expired, not all tenants have fully resumed operations and some tenants have vacated or left due to bankruptcy or did not renew their lease. The COVID-19 global pandemic created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. We have experienced an increase in non-reimbursable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. We expect that continued vaccination efforts will result in a continued progression towards a “return to normalcy” in 2022; however, there can be no assurance in this regard due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID -19 variants, which could result in restrictions being re-imposed or otherwise disrupt the reopening plans of some offices and businesses.
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all. As a result, the Company did experience delays in rent collections during 2021, however, with the exception of one minor lease deferral during the third quarter of 2022, this trend has not continued into the first the three quarters of 2022. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after Knotel filed for bankruptcy in January 2021, and an expiration without a renewal. A portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, has been re-leased and we are working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. Concurrently, we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently extended these agreements, set to expire in October 2022, in April 2022. Subsequently, in July 2022, the tenant terminated the six-month leases and commenced new leases that expire in June 2037. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all. There can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. The impact of COVID-19 on our tenants led to early lease terminations and expirations without renewals that has caused cash trap events, currently on three of our mortgages aggregating $164.0 million in principal amount, all as described in detail further below in the Liquidity and Capital Resources section and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the year ended December 31, 2021, we entered into 12 approved abatement or deferral agreements that commenced during the year ended December 31, 2021. The total amount deferred for the year ended December 31, 2021 under these approved agreements was $0.6 million. The total amounts of abatements (i.e. rent credits) during the year ended December 31, 2021 was $0.9 million. We entered into one new deferral agreement during three months ended September 30, 2022. The total amount deferred under this deferral agreement was $0.2 million. There were no new abatements during the nine months of 2022.
Our portfolio is primarily comprised of office and retail tenants. We have collected 99% of original cash rent due across our entire portfolio for the three months ended September 30, 2022, including 100% of original cash rent due from our top ten tenants (based on annualized straight-line rent as of September 30, 2022). The original cash rent received across our entire portfolio was consistent with the second quarter of 2022, the first quarter of 2022 and the fourth quarter of 2021 in which we reported total portfolio original cash rent collections of 98%, 98% and 97%, respectively. We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future. The cash rent collections for the third quarter of 2022 includes cash receipts through October 31, 2022 and therefore is inclusive of cash received in October for rent due in the third quarter of 2022. Cash received in October 2022 is are not included in cash and cash equivalents on our September 30, 2022 consolidated balance sheet. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
Also, during the year ended December 31, 2021, we entered into percentage rent leases with a new tenant at our Laurel/Riverside garages which were in place until July 2022 when we entered into new leases with the tenant which expire in June of 2037. These percentage rent deals that were in place through July 2022 provided us with the opportunity to capture more of the original cash rent due as New York City began rebounding from the COVID-19 pandemic, as compared to executing a flat deferral or abatement agreement.

We may receive requests from tenants for future rent deferrals and abatements. Generally, for tenants with which we have entered into abatement and deferral agreements, we received the deferred amounts when due. During the year ended December 31, 2021, we did not collect any cash rent due from any of the tenants that were moved to a cash basis in 2020, however, we did receive a lease termination fee of $1.4 million in the fourth quarter 2021 relating to our two garages lease to one of the tenants that was placed on a cash basis in 2020. Also, there was only one tenant for which we recorded rent on a cash basis for the nine months ended September 30, 2022. The lease with this tenant was terminated as of September 30, 2022.
Our cash rent collections may not be indicative of any future period and remain subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2021 or the deferred 2022 rent amounts that we expect to receive during the remainder of 2022/2023 under deferral agreements we have entered into with our tenants. During the first nine months ended September 30, 2022, we received all scheduled deferral repayments in agreement with the terms previously negotiated. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
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
Properties
The following table presents certain information about the investment properties we owned as of September 30, 2022:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	(2)	4.7
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	(2)	14.8
9 Times Square	Nov. 2014	1	167,390	67.2%	(3)	6.6
123 William Street	Mar. 2015	1	542,676	93.6%	(3)	6.1
1140 Avenue of the Americas	Jun. 2016	1	242,646	70.9%	(5)	7.0
8713 Fifth Avenue	Oct. 2018	1	17,500	57.1%	(4)	9.1
196 Orchard Street	Jul. 2019	1	60,297	100.0%		12.6
		8	1,163,061	84.5%		7.3
______
(1)Calculated on a weighted-average basis as of September 30, 2022, as applicable.
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
(3)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties. These terminations and new leasing activity in the first nine months of 2022 represented a net decline of 11.5% in the occupancy of 9 Times Square as of September 30, 2022 compared to December 31, 2020. After taking into account the former Knotel space that has been re-leased as of September 30, 2022, occupancy of 123 William Street has increased 3.3% from December 31, 2020 to September 30, 2022.
(4)Occupancy at 8713 Fifth Avenue as of September 30, 2022 has declined by 11.5% occupied compared to December 31, 2021 as the result of a termination. We signed a new lease in November 2021 and the tenant will occupy the space in the fourth quarter of 2022 that will partially replace some of the vacated space.
(5)Occupancy at 1140 Avenue of the Americas declined 5.25% for the period ended September 30, 2022 as compared to the period ended June 30, 2022. The result of the decrease in occupancy was caused by four leases that expired at the property in the three months ended September 30, 2022

Results of Operations
As of September 30, 2022 and 2021, our overall portfolio occupancy was 84.5% and 85.3%, respectively. The following table is a summary of our quarterly leasing activity during the first nine months of 2022. There were no replacement leases during 2022.

	Q1 2022	Q2 2022	Q3 2022
Leasing activity:
New leases:
New leases commenced	1	1	5
Total square feet leased	3,940	3,416	48,830
Annualized straight-line rent per square foot (1)	$52.72	$48.02	$61.47
Weighted-average lease term (years) (2)	5.3	3	6.3

Terminated or expired leases: (4)
Number of leases terminated or expired	—	2	5
Square feet	—	10,293	41,248
Annualized straight-line rent per square foot (2)	$—	$60.34	$81.05

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
Comparison of Three Months Ended September 30, 2022 and 2021
As of September 30, 2022, we owned eight properties, all of which were acquired prior to January 1, 2021. Our results of operations for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily reflect changes due to leasing activity and occupancy.
Revenue from Tenants
Revenue from tenants increased $0.1 million to $15.9 million for the three months ended September 30, 2022, from $15.8 million for the three months ended September 30, 2021. The increase was due to the addition of $0.2 million of revenue from Innovate NYC, our co-working space at our 1140 Avenue of the Americas property, as well as increased leasing activity for the period ended September 30, 2022.
Asset and Property Management Fees to Related Parties
We incurred $1.7 million and $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended September 30, 2022 and 2021. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. In accordance with the Side Letter entered into with the Advisor (as defined below), the Advisor reinvested base management fees, aggregating $0.5 million, in shares of the Company’s Class A common stock in the third quarter of 2022 and the Advisor elected to receive shares in lieu of cash for the August and September 2022 base management fees. For accounting purposes, these shares as issued using the closing price on date of issue and the related expense was $1.3 million for the three months ended September 30, 2022 as compared to base management fees of $1.5 million paid in cash for three months ended September 30, 2021.
Property Operating Expenses
Property operating expenses increased to $8.9 million for the three months ended September 30, 2022 compared to $8.0 million for the three months ended September 30, 2021. This was primarily due to increased real estate taxes, professional fees, repairs and maintenance and utility expenses for the three months ended September 30, 2022.
Equity-Based Compensation
Equity-based compensation increased $0.2 million to $2.3 million for the three months ended September 30, 2022 compared to $2.1 million for the three months ended September 30, 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”) which is generally consistent period over period. The increase relates to higher restricted share amortization expense due to additional restricted shares issued to employees of the Advisor in April 2022 and to our board of directors in June 2022, as well as other activity in the third quarter of 2022 such as: 1) the accelerated vesting of restricted shares of one employee of the Advisor, and, 2) the forfeiture, new issuance and vesting of restricted shares of two other former employees of the Advisor who are providing certain consulting services to the Advisor. For accounting purposes, the fair value of the newly issued restricted shares was fully expensed during the third quarter of 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased to $2.4 million for the three months ended September 30, 2022 from $1.9 million for three months ended September 30, 2021. The increase was due to higher professional fees as well as, higher reimbursement expenses to the Advisor for salaries, wages, and benefits.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2022 were $0.9 million, all of which related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits of $2.6 million related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. We reached our annual limit of $0.4 million for professional fees and other reimbursements related to administrative, overhead and personnel service expenses reimbursed to the Advisor as of June 30, 2022 and we reached our annual limit for salaries, wages, and benefits as of September 30, 2022.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2021 were $0.8 million, of which $31,000 related to administrative and overhead expenses and $0.8 million related to salaries, wages, and benefits. In 2021, we reached the limit for administrative, overhead and personnel service expenses paid to the Advisor during the quarter ended September 30, 2021 but we had not yet reached our annual limit for salaries, wages, and benefits paid to the Advisor
Depreciation and Amortization
Depreciation and amortization expense decreased to $6.9 million for the three months ended September 30, 2022 from $7.9 million for the three months ended September 30, 2021. The decrease was the result of a lower depreciable/amortizable asset base during the three months ended September 30, 2022 due to impairments, write-offs of lease intangibles and write off of tenant improvements recorded in prior periods. There have been no new acquisitions since January 1, 2021 that would increase the depreciable base during the periods presented.
Interest Expense
Interest expense remained approximately the same at $4.8 million for the three months ended September 30, 2022, compared to $4.8 million for the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, our weighted-average outstanding debt balance was $399.5 million and $405.0 million, respectively, and had a weighted-average effective interest rate of 4.35% in each period.
Comparison of Nine Months Ended September 30, 2022 and 2021
As of September 30, 2022, we owned eight properties, all of which were acquired prior to January 1, 2021. Changes in our results of operations for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to an increase in occupancy which increased rental revenue for previously vacant spaces. The three month periods ended March 31, 2022 and June 30, 2022 included in the nine months ended September 30, 2022, were revised/restated (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).
Revenue from Tenants
Revenue from tenants increased $1.8 million to $47.8 million for the nine months ended September 30, 2022, from $46.0 million for the nine months ended September 30, 2021. The increase was due to changes in occupancy that increased rent (primarily 8713 Fifth Ave and 9 Times Square) during the nine months ended September 30, 2022 and the addition of $0.6 million of revenue from Innovate NYC, our co-working space at our 1140 Avenue of the Americas property.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $5.4 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $3.0 million in shares of the Company’s Class A common stock and elected to receive August and September 2022 base management fees in Class A common stock in the nine months ended September 30, 2022. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $4.1 million for the nine months ended September 30, 2022 including $0.5 million paid in cash for January 2022. Base management fees paid in cash for the nine month period ended September 31, 2021 were $4.5 million. The advisor may, in the future, continue to request shares in lieu of cash for these fees but is under no obligation to do so.
Property Operating Expenses
Property operating expenses increased $0.8 million to $25.9 million for the nine months ended September 30, 2022 from $25.1 million for the nine months ended September 30, 2021. This is due to an increase in other non-reimbursable expenses, such as real estate taxes which are the responsibility of certain tenants that have not reimbursed us for the taxes. As a result, these taxes for the cash-basis tenants have been paid by us during 2022 and 2021. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations.
Equity-Based Compensation
Equity-based compensation increased to $6.6 million for the nine months ended September 30, 2022, as compared to $6.4 million for the nine months ended September 30, 2021. These amounts primarily related to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”) which is generally consistent period over period. The increase relates to higher restricted share amortization expense due to additional restricted shares issued to employees of the Advisor in April 2022 and to our board of directors in June 2022, as well as other activity in the third quarter of 2022 such as: 1) the accelerated vesting of restricted shares of one employee of the Advisor, and, 2) the forfeiture, new issuance and vesting of restricted shares of two other former employees of the Advisor who are providing certain consulting services to the Advisor. For accounting purposes, the fair value of the newly issued restricted shares was fully expensed during the third quarter of 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $4.0 million to $10.6 million for the nine months ended September 30, 2022 compared to $6.6 million for the nine months ended September 30, 2021 primarily due to overall higher legal and other costs of approximately $2.5 million, which were attributable to the portion of our 2022 proxy contest materials, as well as the timing of certain other expenses. We also incurred higher reimbursement expenses to the Advisor for salaries, wages, and benefits (see below).
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the nine months ended September 30, 2022 were $3.0 million, of which $0.4 million related to administrative and overhead expenses and $2.6 million were related to salaries, wages, and benefits. Pursuant to our advisory agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. We reached our annual limit as of June 30, 2022 for administrative, overhead and personnel service expenses reimbursed to the Advisor and we reached our annual limit as of September 30, 2022 for salaries, wages, and benefits reimbursed to the Advisor.
During the nine months ended September 30, 2021 total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.8 million, of which $0.4 million related to administrative and overhead expenses and $2.4 million were related to salaries, wages, and benefits. In 2021, we had reached our annual limit as of June 30, 2021 for administrative, overhead and personnel service expenses paid to the Advisor but we had not yet reached our annual limit for salaries, wages, and benefits paid to the Advisor.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.4 million to $21.0 million for the nine months ended September 30, 2022, compared to $23.4 million for the nine months ended September 30, 2021. The decrease was the result of a lower depreciable/amortizable asset base during the nine months ended September 30, 2022 due to impairments, write-offs of lease intangibles and write off of tenant improvements recorded in prior periods. There have been no new property acquisitions since January 1, 2021 that would increase the depreciable base during the periods presented.
Interest Expense
Interest expense decreased $0.1 million to $14.2 million for the nine months ended September 30, 2022, from $14.3 million for the nine months ended September 30, 2021. The $0.1 million decline was due to the partial pay-down of the loan secured by 9 Times Square in March of 2022. During the nine months ended September 30, 2022 and 2021, our weighted average outstanding debt balance was $400.7 million and $405.0 million and had a weighted-average effective interest rate of 4.35% in each period.

Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of general, administrative and property operating expenses.
Net cash provided by operating activities was $3.3 million during the nine months ended September 30, 2022 and was impacted primarily by a net loss of $35.8 million, adjusted for non-cash items of $32.2 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities was also impacted by a decrease in prepaid expenses and other assets of $1.1 million and an increase in accounts payable and accrued expenses associated with operating activities of $8.7 million, a decrease in deferred revenue (prepaid rent) of $0.1 million and an increase in straight-line receivable of $3.0 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $4.9 million during the nine months ended September 30, 2022 consisted of the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $2.0 million during the nine months ended September 30, 2021 related to the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used by financing activities was $6.3 million during the nine months ended September 30, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $2.7 million.
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
As of September 30, 2022, we had cash and cash equivalents of $7.4 million as compared to $8.1 million as of June 30, 2022, $10.3 million as of March 31, 2022, $11.7 million as of December 31, 2021, $23.2 million as of September 30, 2021, $23.9 million as of June 30, 2021 and $29.4 million as of March 31, 2021. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $20.6 million as of September 30, 2022.
We had restricted cash of $13.3 million as compared to $12.4 million, $13.0 million and $16.8 million as of June 30, 2022, March 31, 2022 and December 31, 2021, respectively. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 9 Times Square and 1140 Avenue of the Americas properties, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on loans secured by those properties. As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2022.
As of September 30, 2022, we had $3.4 million and $6.3 million of cash maintained in segregated and restricted cash accounts resulting from the breach of covenants on loans secured by our 9 Times Square and 1140 Avenue of the Americas properties, respectively. We may not access this cash without lender approval unless and until the various breaches have been cured, however, we believe that upon reporting the third quarter results of our 9 Times Square property to the lender in November, we will no longer be in breach and we will be able to begin to draw upon that cash in the fourth quarter of 2022. We entered into a waiver and amendment with the lender for the loan secured by 9 Times Square in March, 2022. As part of this agreement, we were permitted to use the restricted cash which aggregated $5.5 million at the time of the agreement repay principal. Excess cash generated by the 1140 Avenue of the Americas property, continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
We do not have any significant scheduled debt principal repayments due until 2024 and believe that we will have sufficient cash available to us to meet our operating and capital requirements over the next year. We expect to fund our operating expenses and capital requirements over the next 12 months with cash on hand, cash generated from property operations, and cash that is trapped as of September 30, 2022 from our 9 Times Square property that we believe be available to drawn upon in the fourth quarter of 2022 (as described above) and a portion of cash ($1.7 million) that is trapped as of September 30, 2022 from our 1140 Avenue of the Americas property which we have already received approval from the lender to drawn upon in the fourth quarter of 2022. We may also use cash from dispositions, if we are able to sell an asset(s), and cash from the sale of additional shares of Class A Common Stock to Bellevue Capital Partners (“Bellevue”), to the extent that Bellevue elects to purchase additional shares. Likewise, the Advisor may also continue, at its election, to accept shares of Class A common stock in lieu of cash for the management fee due to it such as it did make in respect of fees for services rendered in October and November of this year (see below for more details). Bellevue is not obligated to purchase additional shares and the Advisor is not obligated to accept shares in lieu of cash in payment of its base management fee. Future purchases or investments by these entities are also subject to the “Excepted Holder Limit” (see Note 9 — Related Party Transactions and Arrangements and Note 13 — Subsequent Events to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on this limit). To further augment our liquidity, we may potentially be able to generate funds for these needs through the additional offering and sale of Class A shares through the Common Stock ATM Program as approved by our board, from time to time, and subject to market conditions, the potential issuance or placement of unsecured debt or an offering of equity securities as well as proceeds from property dispositions, if any. There is no assurance that any of these prospective sources of capital noted in this paragraph will be available to us on acceptable terms and conditions, if at all.
A summary of amounts invested by the advisor or Bellevue is as follows:
•During the first nine months of 2022 the Advisor reinvested $3.0 million (February 2022 through July 2022) in accordance with the Side Letter agreement (see below for details), resulting in 262,699 shares issued to the Advisor.
•In August and September of 2022, the Advisor elected to receive 124,685 and 151,194 shares of the Company’s Class A common stock in lieu of cash for the August and September 2022 management fee using the 10-day average price of $4.01 and $3.28 per share, respectively, which is greater than the minimum price under NYSE rules. Also, in October and November, 2022 the Advisor elected to receive 146,284 and 154,559 shares of its Class A common stock to in lieu of cash for the October and November 2022 base management fee using the 10-day average price of $3.42 and $3.24 per share, respectively, which greater than the minimum price under NYSE rules. These issuances were completed at the Advisor’s request as permitted under Advisory Agreement.
•During the three months ended September 30, 2022, Bellevue purchased a total of 632,911 shares of Class A common stock which generated gross proceeds of $2.0 million, before nominal commissions paid.
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements, which, beginning in October 2020 through its suspension in July 2022, include dividends to our common stockholders. Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. However, we satisfied the required debt service coverage 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage with the quarter ended March 31, 2022 and we believe upon reporting the third quarter results of our 9 Times Square property to the lender in November, we will have two consecutive quarters that we will not be in breach and, at such time as the determination of the compliance with the debt service coverage and debt yield covenants is made, we may exit the cash trap for this property.
We are operating under three cash traps as of September 30, 2022, however, as stated above, we believe we will not be in breach on the 9 Times Square property upon November reporting to the lender. The two properties that will remain in breach into next quarter (1140 Avenue of the Americas and 8713 Fifth Avenue) together represent 22% of the rentable square feet in our portfolio as of September 30, 2022. As of September 30,2022, our 1140 Avenue of the Americas property has $6.3 million in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet, our 8713 Fifth Avenue property does not have any cash trapped and our 9 Times Square property had $3.4 million cash trapped. As noted above, we believe that upon reporting the results for our 9 Times Square property in November, the $3.4 million will be available for us draw upon.
Thus, we were not be able to use excess cash flow, if any, from the properties to fund operating expenses at our other properties and other capital requirements during the nine months ended September 30, 2022. As previously discussed, in the fourth quarter of 2022, we expect to request that the loan secured by 9 Times Square be released from the cash trap as we have now met the covenants for two quarters. However, we will continue to not be able to use excess cash flow, if any, from the two remaining properties that are under breach to fund operating expenses at our other properties and other capital requirements until the breaches have been cured, which also is not assured.
On March 2, 2022 we entered into a waiver and amendment to the mortgage loan secured by our 9 Times Square property, under which the lender agreed to waive any potential existing default that may have existed under the loan as of September 30, 2021, subject to us paying $5.5 million of the principal amount under the loan. This amount was paid on March 3, 2022 using the cash held in a segregated account as of that date, $4.3 million of which was part of our restricted cash balance on our consolidated balance sheet as of December 31, 2021.
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
Subsequent to December 31, 2021, on February 4, 2022, we entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock, in an amount aggregating no more than $3.0 million. The number of shares purchased was based on a 10-day trading average price subject to a to “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. As a result of the Side Letter, we issued 45,372, 43,508, 38,786, 40,247, 47,393 and 47,393 shares of our Class A common stock in February, March, April, May, June and July 2022 in respect of these purchases. Our cash resources were enhanced over the term of the Side Letter by amounts reinvested by the Advisor, as well as the August 2022 and September 2022 issuance completed at the Advisor’s request under the Advisory Agreement (see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on this Form 10-Q ).
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of September 30, 2022 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate.
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
We do not have any scheduled principal payments due on our mortgage notes payable for the years ending December 31, 2022 or 2023. As noted, herein (below), however, we did repay $5.5 million of principal on the loan secured by our 9 Times Square property during the first quarter of 2022.

9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The debt service coverage and debt yield covenants are calculated quarterly using the 12 preceding months. The principal amount of the loan was $49.5 million as of September 30, 2022. The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of September 30, 2022 and December 31, 2021 there was $3.4 million and $4.3 million, respectively, of cash trapped under the loan being held in the cash management account, which was classified in restricted cash on our consolidated balance sheet as of September 30, 2022 and December 31, 2021.
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
Other significant changes from the waiver and amendment included: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permitting us to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaced the LIBOR rate provisions to provide for a successor benchmark using the Secured Overnight Financing Rate (“SOFR”) effective as of the second quarter of 2022 and amended the spreads to 1.60% from 1.50%, per annum. The previously existing “pay fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate. As of September 30, 2022, there was $3.4 million held in a cash management account which was part of our restricted cash balance on its consolidated balance sheet.
With the waiver as of September 30, 2021, we are permitted to be in breach for up to four consecutive quarters without causing an event of default. While we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, we were not in breach as of June 30, 2022 and September 30, 2022. As a result, upon reporting the third quarter results to the lender in November, we will have two consecutive quarters that we will not be in breach and, at such time as the determination of the compliance with the debt service coverage and debt yield covenants is made, we may exit the cash trap. We expect to do so and anticipate the release of the related restricted cash in the fourth quarter. The maintenance the separate cash management account described above will remain a requirement until we are able to comply with all of the applicable covenants. The agreement governing this loan requires us to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $20.6 million as of June 30, 2022.
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last nine quarters ended September 30, 2022. The debt service coverage covenant is calculated quarterly using the future 12 months. The principal amount of the loan was $99.0 million as of September 30, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2022, we had $6.3 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
We breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage in the first, second and third quarters of 2021. We satisfied the debt service coverage covenant for the quarter ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022. The debt service coverage covenant is calculated quarterly using the 12 preceding months.
The principal amount of the loan was $50.0 million as of September 30, 2022. The two previous parking garage tenants at this property had not paid rent in accordance with their lease agreements for 19 months and were placed on a cash basis in the fourth quarter of 2020. On October 26, 2021, we signed a termination agreement with these tenants, which required the tenants to pay us a $1.4 million termination payment, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was originally classified in restricted cash on our consolidated balance sheet as of December 31, 2021, and it was subsequently reclassified to cash and cash equivalents on our consolidated balance sheet in the first quarter of 2022 (see below for more information). Also, upon the signing of the termination agreement, we simultaneously entered into six-month license agreements with a new operator at both garage properties, and subsequently, in July 2022, we terminated the six-month license agreements and commenced new leases with the tenants that expire in June 2037.
Our breaches of the debt services coverage covenant were not events of default but rather required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan, whereby it could have remained subject to this reserve requirement through maturity of the loan without further penalty or ramifications. However, we are now no longer in breach of the covenants for Laurel/Riverside because we satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period. We have continued to satisfy the debt service coverage for the subsequent quarters through the quarter ended September 30, 2022. Accordingly, the $1.4 million, which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on our consolidated balance sheet during the first quarter of 2022.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and the first and second quarters of 2022, respectively. The debt service coverage covenant is calculated quarterly using the future 12 months. The principal amount for the loan was $10.0 million as of September 30, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of September 30, 2022, we had not yet determined whether it will do so. We also have the ability to continue to avoid an excess cash flow sweep period by funding an additional $125,000 each quarter until the covenant breaches are cured in accordance with the terms of the loan agreement. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of September 30, 2022, no cash was trapped related to this property. We signed a lease with a new tenant at this property in November 2021 and we expect the new tenant to occupy the space in the fourth quarter of 2022, which will bring the occupancy at this property back to 100%.
Other Information
We entered into three new lease at 9 Times Square that represents over 12,000 square feet during the nine months ended September 30, 2022. We are working to find new tenants to replace the portion of the space previously leased to Knotel at 123 William Street that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties through leasing activity. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at the properties described herein on terms that allow us to cure the covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for these breaches (as disclosed above) is not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of September 30, 2022.
Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). During the three and nine months ended September 30, 2022, we sold 632,911 shares of Class A common stock to Bellevue under the Common Stock ATM Program, which generated gross proceeds of $2.0 million, before nominal commissions paid.
Repurchase Program
Our board of directors adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A common stock over a long-term period following the listing of our Class A common stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price of our Class A common stock, state law considerations and other contractual or regulatory limitations and capital availability. Repurchases, if approved by our board of directors would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. Our board of directors has not considered or authorized any repurchases since the adoption of the initial resolution. As of September 30, 2022, we also had cash and cash equivalents of approximately $7.4 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents and restricted cash) of $10.0 million.
Leasing Activity/Occupancy
We had an occupancy level of 84.5% across our portfolio as of September 30, 2022, as compared to 82.9% as of December 31, 2021. The significant occupancy changes were as follows:
•Occupancy at 9 Times Square increased to 67.2% as of September 30, 2022, compared to 59.3% as of December 31, 2021. The increase was due to new leases signed during the nine months ended September 30, 2022.
•Occupancy at 123 William Street increased to 93.6% as of September 30, 2022, compared to 90.8% as of December 31, 2021. The increase was due to new leases signed during the nine months ended September 30, 2022.
Capital Expenditures
For the nine months ended September 30, 2022, we funded an aggregate of $4.9 million of capital expenditures primarily related to tenant and building improvements at 123 William Street, 9 Times Square and 1140 Avenue of the Americas. The capital expenditures for the nine months ended September 30, 2021 of $2.0 million were primarily related to improvements at 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2022, including amounts we are, or expect to be, contractually obligated to fund under new or replacement leases, will likely be higher than the amount invested in 2021 of $3.4 million. We funded our capital expenditures during the nine months ended September 30, 2022 from cash on hand consisting of proceeds from previous financings and, cash retained from the Advisor reinvesting their base management fees in shares of our common stock (as discussed above) over the six-month period from February to July 2022. The economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended September 30, 2022.
We are evaluating our options for our 421 W. 54th Street - Hit Factory property, which include potentially selling or leasing the property to a third party. The sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022 (3)	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(11,074)	$(11,124)	$(35,787)	$(35,711)
Impairment of real estate investments	—	413	—	413
Depreciation and amortization	6,941	7,851	20,963	23,400
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(4,133)	(2,860)	(14,824)	(11,898)
Equity-based compensation (1)	2,263	2,121	6,584	6,356
Expenses attributable to portion of 2022 proxy contest (2)	—	—	2,477	—
Core FFO (deficit) attributable to common stockholders	$(1,870)	$(739)	$(5,763)	$(5,542)
(1) Includes expense related to the amortization of the Company's restricted common shares and LTIP Units related to its multi-year outperformance agreement for all periods presented. Management has not added back the cost of the Advisor’s base management fee used by the Advisor under the Side Letter to purchase shares or the cost of the base management fee elected to be received by the Advisor in shares in lieu of cash because such amounts are considered a normal operating expense. Such amounts included in net loss were $1.3 million and $3.6 million for the three and nine month periods ended September 30, 2022, respectively.
(2) Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of our 2022 proxy contest materials. We do not consider these expenses to be part of its normal operating performance and has, accordingly, increased its Core FFO for this amount.
(3) The three month periods ended March 31, 2022 and June 30, 2022 included in the nine months ended September 30, 2022, were revised/restated (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).

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

We use Cash NOI internally as a performance measure and believe Cash NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe Cash NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe Cash NOI is useful to investors as performance measures because, when compared across periods, Cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Cash NOI presented by us may not be comparable to Cash NOI reported by other REITs that define Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements.
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022 (1)	2021
Net loss (in accordance with GAAP)	$(11,074)	$(11,124)	$(35,787)	$(35,711)
Depreciation and amortization	6,941	7,851	20,963	23,400
Interest expense	4,755	4,803	14,173	14,279
Income tax expense	—	14	—	14
Impairment of real estate investments	—	413	—	413
Equity-based compensation	2,263	2,121	6,584	6,356
Other expense	(2)	(5)	33	(44)
Asset and property management fees to related parties	1,667	1,862	5,374	5,616
General and administrative	2,435	1,884	10,596	6,600
Accretion of below- and amortization of above-market lease liabilities and assets, net	(30)	(367)	(131)	(807)
Straight-line rent (revenue as a lessor)	(778)	(1,738)	(3,011)	(2,816)
Straight-line ground rent (expense as lessee)	28	28	82	82
Cash NOI	$6,205	$5,742	$18,876	$17,382
(1) The three month periods ended March 31, 2022 and June 30, 2022 included in the nine months ended September 30, 2022, were revised/restated (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).
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
Through the six months ended June 30, 2022 and for the year ended December 31 2021, we paid dividends to our common stockholders at our current annual rate of $0.40 per share of common stock or $0.10 per share quarterly.
On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 (see full discussion in Liquidity and Capital Resources section) .
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Our net cash provided by operating activities was approximately $3.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we paid dividends of $2.7 million. These dividend payments were funded from cash from operations and cash on hand.
The following table shows the sources for the payment of dividends to holders of common stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2022		June 30, 2022		September 30, 2022		2022
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,329		$1,341		$—		$2,670
Distributions to holders of LTIP Units	40		40		—		80
Total dividends and distributions	$1,369		$1,381		$—		$2,750

Source of dividend coverage:
Cash flows provided by operations	$1,369	100%	$—	—%	$—	$—	$3,338	(1)	121%
Available cash on hand	—	—%	1,381	100%	—	—%	(588)	(1)	(21)%
Total sources of dividend and distribution coverage	$1,369	100%	$1,381	100%	$—	—%	$2,750		100%

Cash flows provided by operations (GAAP basis) (2)	$2,178		$(441)		$1,601		$3,338

Net loss attributable to common stockholders (in accordance with GAAP) (3)	$(11,712)		$(13,001)		$(11,074)		$(35,787)
_______
(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
(2) During the nine months ended September 30, 2022, the Advisor reinvested base management fees, aggregating approximately $4.0 million, which is included as a component of cash flows from operations.
(3) The three month periods ended March 31, 2022 and June 30, 2022 previously reported were revised/restated (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.2%. To help mitigate the adverse impact of inflation, approximately 86% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due over time by an average cumulative increase of 2.32% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of September 30, 2022 approximately 86% based on straight-line rent are fixed-rate, and 14% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting described below, which also existed as of March 31, 2022.
In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. Notwithstanding this material weakness, based on the additional procedures and analysis, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management has identified a material weakness related to the lack of an effectively designed control over identifying corporate expenses associated with non-operating/non-typical events such as the 2022 contested proxy, including new vendors and new services from existing vendors. Specifically, the control was not designed to timely identify and evaluate new vendors and new services from existing vendors arrangements associated with addressing non-operating/non-typical events in order to identify all necessary expense accruals. The associated errors related to the understatement of general and administrative expenses, property operating expenses, and accounts payable and resulted in the restatement of our previously filed unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022, included in our Quarterly Report on Form 10-Q/A filed on November 14, 2022, and the revision of our previously issued unaudited consolidated financial statements as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022. Additionally, the material weakness could result in a material misstatement of the aforementioned account balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan and Status
As of the date of the filing of this Quarterly Report on Form 10-Q, management is in the process of implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal controls over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management and audit committee concluded that our previously issued unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022 (the “Interim Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 (the “Q2 2022 10-Q”), were materially misstated. Management and the audit committee concluded that these Interim Financial Statements should no longer be relied upon. We filed an amendment to the Q2 2022 10-Q on November 14, 2022 in order to correct the errors by (i) restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2022, and (ii) revising our previously issued unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2022.
In connection with the restatement, the Company’s management has evaluated the impact of these errors on its assessment of the design and operating effectiveness of the Company’s internal control over financial reporting. As a result of this evaluation, the Company’s management identified a material weakness in its internal control over financial reporting due to the lack of an effectively designed control activity over identifying corporate expenses associated with non-operating/non-typical events such as the 2022 contested proxy, including new vendors and new services from existing vendors. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses could result in further material misstatements in our consolidated financial statements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On February 4, 2022, we entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement. Pursuant to the Side Letter, and subject to the conditions below, the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest the base management fees and variable management fee (if earned) of the Advisory Agreement in shares of our Class A common stock (the “Shares”), in an amount aggregating no more than $3.0 million. We were obligated to issue up to $3.0 million of Shares to the Advisor pursuant to, and subject to, the terms of the Side Letter. Each issuance of Shares pursuant to the Side Letter was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2022, the Advisor reinvested base management fees of $0.5 million in our common shares on July 1, 2022 for 47,393 shares of our Class A common stock issued in accordance with the Side Letter.

On August 1, 2022, September 2, 2022, October 3, 2022 and November 1, 2022, respectively, pursuant to and in accordance with the Advisory Agreement, the Advisor elected to receive 124,685, 151,194, 146,284 and 154,559 shares of the Company’s Class A common stock in lieu of cash of $0.5 million for the base management fees due to the Advisor for services rendered in each of August, September, October and November 2022, respectively. The shares were issued to the Advisor at a price equivalent to the 10-day average price of $4.01, $3.28, $3.42 and $3.24 per share, respectively, which was greater than the minimum price required under the NYSE rules. Each issuance of shares to the Advisor was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.
The Company did not use any underwriters or placement agents in connection with the offer and sale of shares described above.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.2 (9)
Second Amendment, dated as of August 10, 2022, to the Amended and Restated Rights Agreement, as amended, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent

4.3 (9)	Certificate of Notice of New York City REIT, Inc.
10.1 (9)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.2 (9)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and Bellevue Capital Partners, LLC
10.3 (9)	First Amendment to Waiver Agreement, dated August 10, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(9) Filed as an exhibit to our Quarterly Report on Form 10-Q files with the SEC on August 12, 2022 and incorporated herein by reference.

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