Form 10-K
period 2022-12-31
American Strategic Investment Co.
filed 2023-03-16
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39448
American Strategic Investment Co.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $62.8 million based on the closing sales price on the New York Stock Exchange as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 13, 2023, the registrant had 2,303,896 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2022

i

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2022

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Strategic Investment Co. (formerly known as New York City REIT, Inc.) (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company,” “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

ii

PART I
Item 1. Business
Overview
We are an externally managed company that currently owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At our 1140 Avenue of the Americas property, during the third quarter of 2021, we also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of December 31, 2022, we owned eight properties consisting of 1.2 million rentable square feet.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. We may now seek to acquire assets such as hotels, expand our co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). Excluding hotels, these additional assets do not generate REIT-qualifying income and are operating businesses. As a result, on January 9, 2023, our board of directors authorized termination of our REIT election which became effective on January 1, 2023. Historically, we filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each taxable year ending on or before December 31, 2022.
As a consequence of our decision to terminate our election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of our charter, including, without limitation, the “Aggregate Share Ownership Limit,” as defined therein, no longer apply. We filed with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the board’s determination that it is no longer in our best interest to continue to qualify as a REIT and that therefore the Aggregate Share Ownership Limit will no longer be in effect.
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 15 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K. Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Common Stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of our Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020. Also, on February 22, 2023, we completed a non-transferable rights offering raising gross proceeds of $5.0 million. As a result, we issued 386,100 shares of our Class A common stock subscribed for in the Rights Offering on February 27, 2023.
Investment Strategy
    Prior to the announcement to change our business strategy on December 30, 2022, we have been focused on acquiring high-quality commercial real estate located in the five boroughs of New York City, and, in particular, Manhattan. We believe that investment diversification may offset a prolonged New York City office market rebound. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenged as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for New York City office assets.
    Specifically, our investment goals are as follows:
•Expand the scope of the assets and businesses that we own and operate in order to achieve external growth which would reduce our exposure to a single asset class and increase corporate flexibility and income generated;
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
We have historically invested a majority of our assets in office properties located in New York City. We have also invested in real estate assets that accompany office space, including retail spaces with amenities, and may also invest in hospitality assets, residential assets and other property types exclusively in New York City. We may also acquire or own properties through joint ventures with third parties although we do not presently have any of these arrangements. We may also originate or acquire real estate debt backed by quality, income-producing commercial real estate. The real estate debt, which we may also originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
We may also make different types of equity investments in other companies that operate assets meeting our investment objectives. We may make investments in properties located outside of New York City.
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
Tenants and Leasing
Our existing portfolio features a diverse tenant mix across eight mixed-use office and retail condominium buildings primarily located in Manhattan. As of December 31, 2022, on a weighted-average basis based on annualized straight-line rent, 26% of our tenants were in the financial services sector, 13% of our tenants were in the government/public administration sector, 10% of our tenants were in the non-profit sector, 12% of our tenants were in the retail sector, and no other sector accounted for more than 10%. As of December 31, 2022 and 2021, respectively, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. In addition, our top 10 tenants (measured based on rental income on a straight-line basis for the year ended December 31, 2022) are 59% actual investment grade rated and 20% implied investment grade rated. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. The term “parent" for these purposes includes any entity, including any governmental entity, owning more than 50% of the voting stock in a tenant.
We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2022, our portfolio was 82.7% occupied with a weighted average remaining lease term of 7.1 years. See “Leasing/Occupancy” section in Item 7A.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Our business is generally not seasonal.
Financing Strategies and Policies
In 2022 and other recent years, our primary source of capital has been cash on hand, representing excess proceeds from property-level financing secured by then unencumbered underlying property or properties. In some recent periods, including the third and fourth quarters of 2020 and years ended December 31, 2021 and 2022, the net cash provided by our property operations has not been sufficient to fund operating expenses and other capital requirements.
During 2022 other sources of capital included proceeds received from our Common Stock ATM Program (the “Common Stock ATM Program”), which included the sale of Class A common stock to Bellevue Capital Partners, LLC (“Bellevue”). Also, during 2022, we retained cash as a result of the Advisor reinvesting its base management fee in shares of our Class A common stock over the six-month period from February to July 2022 and from the Advisor electing to receive shares of our Class A common stock in lieu of cash for its base management fee over the five-month period from August 2022 to December 2022. For more detailed information on all of these transactions, please see Note 7 — Stockholders’ Equity and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
Subsequent to December 31, 2022, in February 2023, we received net proceeds of approximately $4.1 million from our non-transferable rights offering (the “Rights Offering”), which entitled holders of rights to purchase 0.20130805 of a share of our Class A common stock for every right held at a subscription price of $12.95 per whole share (see Note 15 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K).
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
Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 1A. Risk Factors. Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all” herein for a discussion of how we have funded our capital requirements and some related risks.
COVID-19 Update
New York City, where all of our properties are located, has been among the hardest hit locations in the country and fully reopened on March 7, 2022. Our properties remain accessible to all tenants. However, even as the operating restrictions have now expired, not all tenants have fully resumed operations.
Our portfolio is primarily comprised of office and retail tenants. We have collected 100% of cash rent due across our entire portfolio for the three months December 31, 2022 (based on annualized straight-line rent as of December 31, 2022). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future. For additional information on the impacts of COVID-19 on our business as well as managements actions, see “Management Update on the Impacts of the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Tax Status
 We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for the period commencing with our taxable year ended December 31, 2014 through December 31, 2022. As discussed above, we terminated that election effective January 1, 2023. We are now a taxable C corporation beginning with the taxable year ending December 31, 2023. We believe that, during the period commencing with our taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)) determined without regard for the deduction for dividends paid and excluding net capital gains, and we were required to must comply with a number of other organizational and operational requirements. As long as we qualified as a REIT, we generally were not subject to federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders.
As noted above, we terminated our REIT election, effective January 1, 2023, and we are now a taxable “C corporation” beginning with such taxable year. As a taxable C corporation, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. In addition, we generally will be disqualified from treatment as a REIT for the four taxable years following the year in which we revoked our REIT election. This action may reduce our net earnings available for investment or distribution to stockholders because of an additional income tax liability. Further, any cash dividends we pay to our stockholders will be taxed as dividend income under federal tax law and not at rates applicable to dividends paid by REITs. To the extent we generate taxable income going forward, we may be able to limit the tax on our income through the use of net operating loss carryforwards or “NOLs.”
Competition
The New York City real estate market, where our properties are currently located, is highly competitive. We compete for tenants in this market based on various factors that include location, rental rates, security, suitability of the property’s design for a tenant’s needs and the manner in which the property is operated and marketed. The number of competing properties in the New York City area could have a material effect on our occupancy levels for our New York City properties, rental rates and on the operating expenses of certain of our properties.
In addition, we currently compete for acquisitions with REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, sovereign wealth funds, mutual funds and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. There is also competition with others for assets outside of real estate, which we will face as we expand the scope of the assets and business we may acquire. However, there are no other specific competition-related factors known to us at this time.

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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2022 and do not expect that we will be required to make any such material capital expenditures during 2023.
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
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.americanstrategicinvestment.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.
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
Summary Risk Factors
•Our properties and other assets may be adversely affected by economic cycles and risks inherent to New York City or the other areas in which our assets are located or we conduct our business.
•Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations, which is dependent on, among other things, the continuing impact of economic factors impacting our tenants such as inflation, high interest rates and the continuing impact of COVID19 as well as our ability to access capital, which may not be available on acceptable or favorable terms, or at all.
•Certain of our unaudited financial statements were required to be restated or revised and our management and, as a result, management had identified and reported a material weakness in our internal control over financial reporting for the quarterly periods ended March 31, 2022, June 30,2022 and September 30, 2022.
•While we have suspended our policy regarding dividends, in the event we resume payment of dividends, and if we are not able to generate sufficient cash flows from operations, we may fund dividends from sources other than cash flow from operations and may have to reduce the amount of dividends we pay or identify other financing sources.
•Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.
•Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may impact the economic conditions in the United States.
•Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
•Increases in interest rates could increase the amount of our debt payments, or limit the amount of funds we may borrow.
•Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and financial condition.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants. Lease terminations, tenant defaults and bankruptcy of tenants have adversely affected and could in the future adversely affect the income and cash flow produced by our properties.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
•Our ability to successfully identify and consummate future development and acquisition opportunities and our ability to successfully integrate the operations of our completed acquisitions and realize projected returns resulting therefrom.
•Our ability, following revocation of our REIT election, to identify and acquire other assets or businesses beyond those that otherwise generate REIT-qualifying income.
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
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due and we may incur additional indebtedness in the future.
•We were been in breach of several of our mortgage loans encumbering certain of our properties for multiple quarters, two of which were still in breach as of December 31, 2022, and have been or will be unable to use excess cash flow, if any, from those properties until the breaches are cured. If we experience additional lease terminations, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties.
•The stockholder rights plan adopted by our board, our classified board and other aspects of our corporate structure and Maryland law may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Our ability to have met and maintained qualification for taxation as a REIT commencing with our taxable year ended on December 31, 2014 through December 31, 2022.

Risks Related to Our Properties and Operations

All of our real estate assets are located in the New York City area, exposing us to the economic conditions in New York City.
All of the real estate assets we own are located in the New York City area. We are subject to risks generally inherent in concentrating investments in a certain geographic area. These risks resulting from a lack of diversification become greater in downturns. The economy and real estate market in New York City has been negatively impacted by the COVID-19 pandemic, and the continuing impacts from that pandemic. A further downturn in New York City’s economy for any reason such as employee layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes (or limits on tax deductibility), costs of complying with governmental regulations or increased regulation, in a submarket within New York City or in the overall national economy could reduce demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market.
We have no operating history with businesses that are not REIT qualifying assets. We cannot assure you that our new business plan will be successfully implemented.
We recently announced our intention to expand the scope of the assets and businesses we may acquire and operate. We may acquire other assets and operating businesses such as hotels, expand our co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. Excluding hotels, these assets do not generate REIT-qualifying income and are operating businesses. There is no assurance we will be able to identify and acquire other assets or operating businesses at acceptable prices, if at all or that we will be able to operate the asset and businesses in a profitable fashion. Further, we may acquire assets in areas outside of New York City which will, among other things, expose us to risks and economic uncertainties in these new areas. We may not be able to effectively manage or adjust for these risks and economic uncertainties. Moreover, there is no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will be realized or that we will be able to use existing or future NOLs to offset future taxable income, if any. Our existing NOLs totaling $161.7 million will begin to expire during 2035. Likewise, a portion of the NOL carryforward may be limited in its use due to certain portions of the Tax Code (defined herein), including but not limited to Section 382 which imposes an annual limit on the amount of NOLs and net capital loss carry forwards that the Company may use to affect future taxable income.
Certain of our unaudited financial statements for the three and six months ended June 30, 2022 were required to be restated and our management and audit committee identified a material weakness in our internal control over financial reporting.
Our management and audit committee concluded in November 2022 that our previously issued unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022 (the “Interim Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 (the “Q2 2022 10-Q”), were materially misstated. Management and the audit committee concluded that these Interim Financial Statements should no longer be relied upon. We filed an amendment to the Q2 2022 10-Q on November 14, 2022 in order to correct the errors by (i) restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2022, and (ii) revising our previously issued unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2022.
Our management evaluated the impact of these errors on its assessment of the design and operating effectiveness of the Company’s internal control over financial reporting and identified a material weakness in its internal control over financial reporting. The material weakness was due to the lack of an effectively designed control activity over identifying corporate expenses associated with non-operating/non-typical events such as the 2022 contested proxy, including new vendors and new services from existing vendors. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness may result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect the Company’s business, including an adverse impact on the market price of its common stock, potential action by the SEC, shareholder lawsuits, delisting of the Company’s stock, and general damage to its reputation. The Company incurred costs to rectify the material weaknesses described above and may have to incur additional costs if new issues emerge. The additional reporting and other obligations resulting from these material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities and may impact investor perceptions.

Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.
As of December 31, 2022, we had cash and cash equivalents of $9.2 million as compared to $11.7 million as of December 31, 2021. Under the guarantee of certain recourse liabilities under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash, cash equivalents and restricted cash) of $10.0 million. This minimum net worth and cash requirement impacts our ability to fund our other cash needs. In 2022, the net cash provided by our property operations was not alone sufficient to fund operating expenses and other capital requirements. Our principal sources of cash in recent periods has been cash on hand from prior financings or from offerings of our Class A Common Stock including proceeds from our Common Stock ATM Program and more recently the Rights Offerings.
General economic conditions such as high inflation, increasing interest rates and the continuing impact of COVID-19 pandemic which has led, for example, to a slow return of persons to their offices may cause certain of our tenants to be unable to make rent payments to us timely, or at all, reducing the amount of cash generated from our operations and therefore our ability to fund operating expenses and other capital requirements. Since the COVID-19 pandemic commenced, we have not collected all of the rent due to us from our tenants. In 2020 and 2021 we addressed this by executing different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. We have also experienced lease terminations, including the terminations in January 2021 due to the bankruptcy of Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020 and occupied several floors at both our 9 Times Square and 123 William Street properties. There can be no assurance we will be able to recover on any of the claims we have against Knotel. Funding our cash needs from cash on hand or the other sources mentioned above reduces the amount of capital available for other uses, including acquisitions and capital expenditures, which limits our financial and operating flexibility and could adversely affect our business.
Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the performance of our tenants and our business. As of December 31, 2022, we had $3.6 million of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2022, from the breach of covenants under loan agreements secured by our 1140 Avenue of the Americas property. Due to the covenant breach resulting in a cash trap, all cash generated, if any, at our 1140 Avenue of Americas property is required to be held in a segregated account unavailable to us until the covenant breach is or was cured. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Breaches of loan covenants has reduced the cash available to us and further breaches will limit our ability to access cash generated by these properties. There is no assurance we will be able to cure any breaches of any of our mortgage loans on favorable terms or at all and access the excess cash generated by these properties, if any. Our ability to increase the cash flow from our properties in amounts necessary to cure the covenant breaches and otherwise generate excess cash from our properties that may be used to satisfy our capital needs will depend on the success of our leasing initiatives. We may not be able to lease all or any portion of our currently vacant space, and we may experience additional terminations. Renewals and new leases have been and in the future may be, at lower rental rates.
If we are not able to generate sufficient cash from operations, we will need to generate funds from outside sources to meet our capital requirements. However, there can be no assurance we will be able to do so. Equity or debt capital may not be available to us on favorable terms, or at all. We do not have a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. Our only asset that is not serving as collateral for a mortgage is 421 W. 54th Street - Hit Factory which is currently unoccupied and therefore unlikely to be accepted as collateral for a new mortgage loan. Any future indebtedness we may incur may impose restrictions on us that affect our ability to pay dividends and other distributions as well as other restrictions, including financial covenants, which would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
The issuance of additional shares of our Class A common stock, including pursuant to our Common Stock ATM Program, could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock could dilute the interests of the holders of our Class A common stock and affect our ability to pay dividends on our Class A common stock.
We face competition for tenants and acquisitions from entities that may have more capital than us.
The New York City real estate market is highly competitive and there are many competing properties in the New York City area. We compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenant needs and the manner in which the property is operated. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. To the extent we engage in additional acquisition activities, we compete with many other entities including REITs, sovereigns, specialty finance companies, family offices, banks, mortgage bankers, insurance companies, mutual funds, private investment funds, institutional investors and lenders. Many of these competitors, as compared to us, have a lower cost of capital enhanced operating efficiencies and substantially greater financial resources. In addition, the number of competing properties in the New York City area could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
As we expand the type of assets or business we may seek to acquire, we are also competing with third-parties who may have greater access or expertise with these other assets which may limit the number of suitable investment opportunities available to us and also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
In addition:
•we have limited sources of capital available to us to fund acquisitions;
•we may not be able to raise the necessary debt or equity financing on favorable terms, or at all, in order to fund acquisitions;
•we may acquire properties or other assets that are not accretive and may not successfully integrate, manage and lease these assets we acquire to meet our expectations;
•we may need to fund improvements or renovations to acquired assets;
•agreements to acquire assets and businesses generally, and properties in particulate, are typically subject to customary conditions to closing, and we may spend significant time and money on potential acquisitions that we do not consummate;
•the process of acquiring assets or business or pursuing an acquisition may divert the attention of our management team from our existing business operations;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•market conditions may result in higher vacancies and lower-than expected rental rates at our properties; and
•we may acquire properties or other assets or businesses without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the professionals employed by affiliates of our Advisor to identify suitable investments. To the extent that our Advisor and the professionals employed by affiliates of our Advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable further investments. Delays we encounter in the selection and acquisition of income-producing assets would likely lower returns. These delays may be lengthier in the case of early stage assets or businesses or properties under development.
Moreover, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable to meet our investment objectives.
There is no assurance we will restart paying cash dividends.
Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations. We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock or any other class or series of stock we may issue in the future. We have not paid dividends on our Class A Common Stock since March 2022. There is no assurance as to when or if we will pay dividends in the future. During the six months ended June 30, 2022 and during the year ended December 31, 2021, we paid our common stockholders dividends in the amount equal to $1.60 per share per year, or $0.80 per share per quarter (both adjusted for the Reverse Stock Split). These dividends were not funded with cash flow generated by operations but rather from available cash on hand consisting of proceeds from prior period financings and proceeds from our Common Stock ATM Program. Funding dividends from these sources reduced the capital available for other requirements, such as capital expenditures, investing in new assets and paying operating expenses. In addition, although our board of directors has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period actual repurchases must be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Provisions contained in our loan agreements may also impact our ability to pay dividends.
We may be unable to secure funds for future tenant improvements or capital needs.
We are generally responsible for funding any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. If we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot fund capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases.

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the global COVID-19 pandemic.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy generally, and New York City particularly, as well as financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets.
The impact of the COVID-19 pandemic evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area. Measures such as “shelter-in-place” or “stay-at-home” orders were issued by relevant governmental authorities for much of 2020 and early part of 2021 and required social distancing measures had resulted in closure and limitations on the operations of many businesses. While strict “shelter-in-place” and similar orders have generally been lifted, limitations on indoor occupancy or other restrictions applicable to in-person operations may in the future be reinstituted. These and other factors discussed herein have resulted in us renewing or re-leasing certain of our properties at rental rates below historical rates and this could continue in the future. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession particularly in the New York City area. Likewise, inflationary concerns and rising interest rates may adversely affect the economy, in general, and our business and operations in particular. A significant downturn resulting in job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
Presently, because substantially all of our income derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, consummate future property acquisitions and pay dividends and other distributions to our stockholders has been and will continue to be adversely affected if a significant number of tenants are unable to meet their obligations to us. Certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, or funding, operational failures, or for other reasons. The amount of cash rent that we collect going forward cannot be determined at present and the amount of cash rent collected in prior periods may not be indicative of what we collect in any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including rent that was previously deferred in earlier periods. We may have to address future defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover amounts owed to us and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums that have been or may be imposed limiting landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
In addition, uncertainty regarding the economy including due to any continuing impact from COVID-19 has enhanced certain risks that could have a significant adverse effect including:
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
•limiting the amount of assets we may acquire due to limited capital availability;
•our ability to maintain sufficient liquidity to fund our capital requirements has been and may continue to be adversely affected by decreases in cash rent collected from our tenants;
•possibility of future recognize impairment charges on our assets;
•one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•the need to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;
•difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;
•our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption; and
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; and
The extent to which the COVID-19 pandemic, or a future pandemic, as well as factors such as persistent inflation and a rising interest rate environment impacts our operations and those of our tenants is uncertain. These risk factors may result in other risk factors contained in this Annual Report on Form 10-K becoming heightened.
We may change our targeted investments without stockholder consent.
We have invested in a portfolio of primarily office properties and other property types, such as retail, located in the five boroughs of New York City. Our board of directors recently changed our investment policies to expand our business to other asset types including operating businesses. We also decided to terminate our election to be taxed as a REIT for U.S federal income tax purposes, effective January 1, 2023. Our board may further change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by, among other things, increasing our exposure to interest rate risk, default risk and market fluctuations.
We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of the advisory agreement with the Advisor (as amended from time to time, the “Advisory Agreement”) expires on July 1, 2030, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 180 days in advance of the expiration of the term. If we terminate the agreement in connection with a change in control, we would be required to pay a termination fee that could be up to $15.0 million plus four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights contained in the Advisory Agreement will make it difficult for us to renegotiate the terms of the Advisory Agreement or replace our Advisor even if the terms of the Advisory Agreement are no longer consistent with the terms generally available to externally-managed entities.
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
Investing in opportunistic assets subjects us to increased risks relating to, among other things, changes in the local economy, such as New York City, and increased competition for tenants at similar properties in those markets, as well as increased risks that the economic trends and demand for office and retail space and other real estate may change. For these and other reasons, there is no assurance that we will be profitable or that we will realize growth in the value of our real estate properties. In addition, leasing vacant space will likely result in our incurring expenses for tenant improvements and leasing commissions, which would adversely impact our cash flow.
Two of our individual real estate investments represent a material percentage of our assets.
As of December 31, 2022, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 68% of the total rentable square footage in our portfolio and 64% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our Class A common stock.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2022, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	7.5%
Planned Parenthood	5.7%
Equinox	5.9%
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
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliate, the Property Manager. We depend on our Advisor, and the Property Manager to manage our operations and to acquire and manage our portfolio of assets.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our executive chairman, chief executive officer, president and secretary, and Christopher J. Masterson, our chief financial officer and treasurer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor or its affiliates, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability to our Advisor to hire, retain or contract for services or highly skilled managerial, operational and marketing personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding our investments and assets especially real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of skilled personnel due to an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, or its affiliates, could hinder their ability to successfully manage our operations and our investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or other third-parties with whom we do business.
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
There can be no assurance that the measures adopted by our Advisor and other parties that provide us with services essential to our operations will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may further adversely impact the economy.
On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which remains unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, the conflict has likely exacerbated, and may continue to exacerbate, inflation and cause continued volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricting imports of Russian oil, liquefied natural gas and coal. These sanctions, as well as price caps on Russian oil, have caused and may continue to cause supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. and Europe, among other areas. These factors may result in, for example, the weakening of the financial condition, or the bankruptcy or insolvency, of a significant tenant or a number of smaller tenants.
These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability, negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity financing on attractive terms in the future.
Likewise, the U.S. government has warned of the potential for Russian cyberattacks. The risk of Russian cyberattacks may also create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.
We may in the future acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us to additional risks.
We may in the future acquire or originate first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities (“CMBS”), preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:
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
•use of leverage may create a mismatch with the duration and interest rate of the investments that we finance; and
•risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in.

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
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or properties. Further, we may also be required to expend funds to correct defects or to make improvements, before a property can be sold and may not have funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit or at the time or on the terms we desire. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such limiting the amount of debt that can be secured by that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property.

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
Approximately 7% of our leases (based on annualized straight-line rent) expire in 2023. We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. While we are working to identify and enter into leases with additional new tenants to replace Knotel, which filed for bankruptcy and terminated its leases with us in January 2021, and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. For example, annualized straight-line rent per square foot for certain leases, including the leases we have entered into to replace Knotel, are lower than the annualized straight-line rent per square foot under the previous leases. In addition, additional vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
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
In some instances, we may sell our properties by providing financing to purchasers. In these cases, we will bear the risk that the purchaser may default, which could negatively impact our cash flow. Even in the absence of a purchaser default, the proceeds from the sale will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our cash flow.
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
Some of our properties are contiguous to other parcels of real property, comprising part of the same building. In connection with such properties, there may be covenants, conditions, restrictions, and easements governing the operation of, and improvements, to, such properties. Moreover, the operation and management of the contiguous properties may impact our properties. Compliance with these covenants, conditions, restrictions, and easements may adversely affect our operating costs and reduce the amount of funds that we have available for other purposes.
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
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Actual increases or the perception of increases in inflation could also increase the amount we reimburse our Advisor for our general and administrative expenses and our mortgage interest costs. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the Advisory Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Most of our leases for properties contain fixed rental rate with annual escalation based upon fixed percentage increases while some are based on other measures. Approximately 83% of our leases with our tenants contain rent escalation provisions which increase the amount of cash rent due by an average of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 83% are fixed-rate, and 17% do not contain any escalation provisions. Inflation as measured by the consumer price index for all items as of December 31, 2022 as published by the Bureau of Labor Statistics, was 6.5%, however. If the increases continue to lag behind inflation, our net income and cash flow would be negatively impacted. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on them if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.
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
Failure to succeed in new markets or in new asset classes may have adverse consequences on our performance.
We may acquire properties or other assets both within and outside of our existing market areas. There can be no assurance that we will be able to operate successfully in new markets, or in new asset classes including expanded property types such as hotels. We may be exposed to a variety of risks if we choose to enter new markets including particularly to the extent our Advisor and its affiliates do not have experience in those markets, inability of our Advisor to evaluate accurately local market conditions, hire and retain key personnel, identify appropriate acquisition opportunities, and navigate local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
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
Certain of our properties located in New York City are leased to retail tenants which generated 26% of the annualized straight-line rental income as of December 31, 2022. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, store closures and changing consumer preferences among other things. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.
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
As of December 31, 2022, we had total outstanding indebtedness of approximately $394.2 million. We do not have any debt maturing in 2023 and we have approximately $49.5 million of debt maturing in 2024. In addition, we may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
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
As of December 31, 2022, we were in breach of covenants under two separate mortgage loans aggregating $109.0 million in principal amount, which are secured by two of our properties - 1140 Avenue of the Americas, and by 8713 Fifth Avenue. These properties represented, in the aggregate, 22% of the total rentable square feet in our portfolio as of December 31, 2022. These breaches, which have been ongoing for several quarters are described in more detail elsewhere in this Annual Report on

Form 10-K (see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information) require us to hold any excess cash generated by the properties, if any, in a segregated account as additional collateral under the loans. As of December 31, 2022, we had $3.6 million, of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2022, resulting from breaches of the mortgage loans secured by our 1140 Avenue of the Americas property. Cash held in these accounts is or was not otherwise available to us to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. There was no cash maintained in segregated cash accounts for our 8713 Fifth Avenue property as of December 31, 2022 since this property had not generated excess cash after debt service.
Unless we are able to enter into a sufficient number of new leases on terms that allow us to cure the applicable breaches, we do not anticipate we will be able to access excess cash flow from these properties. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from these properties.
During the year ended December 31, 2022, the net cash provided by our property operations has not been sufficient to fund operating expenses and other cash requirements. In the event of a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt on our properties, we must identify other sources to fund the interest payments or risk defaulting on the indebtedness. There can be no assurance that these sources will be available in the future.
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
The commercial debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. In addition, interest rates have been increasing as a result of actions taken by the U.S. Federal Reserve Board which may impact our ability in the future to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital requirements more challenging or expensive. Increases in the overall cost of borrowings, either due to increases in the index rates or due to increases in lender spreads, may negatively impact our ability to refinance existing indebtedness at maturity and we will need to factor increases into pricing and projected returns for any future acquisitions. This may result in lower net income from existing properties and require us to pledge additional collateral for any new or refinanced indebtedness as well as acquisitions generating lower overall economic returns.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties, finance or refinance existing indebtedness and meet other capital requirements may be limited, and the return on our assets including new acquisitions may be negatively impacted. Furthermore, the availability or cost of debt could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets which could negatively impact the value of our assets and the ability to sell properties the proceeds of which may be used to reduce our total debt.
Increasing interest rates could increase the amount of our debt payments.
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
Our mortgage loans generally contain covenants that limit the ability of the subsidiaries, holding title to the properties to incur additional indebtedness secured by the properties as well as to incur additional debt, engage in property transfers, make distributions to the OP, and discontinue insurance coverage. The loans secured by our 9 Times Square property requires us to maintain a minimum net worth and a minimum level of liquid assets. In addition, loan documents may limit our ability to replace property managers or terminate certain leases. Future indebtedness we may incur may also impose restrictions on us that require us to comply with financial covenants, affect our distribution and operating policies or limit our ability to incur additional debt, further mortgage a property, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations decrease our operating and financial flexibility and our ability to achieve our operating objectives.
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
As of December 31, 2022, all of our outstanding mortgage indebtedness was interest-only and either fixed or variable but fixed by a swap agreement. We may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments or payments made due to covenant waivers or other amendments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect, among other things, the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash for other purposes.
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
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners.

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
Under the Advisory Agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are satisfied. The variable portion of the base management fee payable to the Advisor under the Advisory Agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. In addition, the Advisor may earn LTIP Units if certain performance conditions are satisfied over a three-year performance period under our multi-year outperformance award agreement with the Advisor. The performance period started in August 2020. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than absent these compensation arrangements. In addition, these fees and other compensation payable to the Advisor reduce the cash available for investment or other corporate purposes.

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
•our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing or other capital for those acquisitions
•our ability to integrate and manage assets;
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
•changes in revenue, earnings or estimates, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities;
•failure to meet analyst revenue or earnings estimates or projections made by our Advisor;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of investment in our shares by institutional investors;
•the extent of short-selling of our shares;
•general financial and economic market conditions and, in particular, developments related to market conditions for real estate related companies;
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of Class A common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2022 we had 15.1 million (1.9 million adjusted for the Reverse Stock Split) shares of Class A common stock issued and outstanding and had not issued any shares of preferred stock. Our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
Our board of directors has adopted a stockholder rights plan will expire in August 2025 unless further extended by our board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions (including our board’s right to grant waivers), each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of Series A Preferred Stock. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Class A common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Provisions contained in our bylaws may deter, delay or prevent a change in control of our board of directors, including, for example, provisions requiring qualifications for an individual to serve as a director and a requirement that certain of our directors be “Managing Directors” and other directors be “Independent Directors” as defined in our governing documents. As changes occur in the marketplace for corporate governance policies, the provisions may change, be removed, or new ones may be added.
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

U.S. Federal Income Tax Risks

Failure to qualify as a REIT for prior taxable years would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014, but recently terminated our election, effective January 1, 2023. Prior to terminating our REIT election, our qualification as a REIT depended upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, regarding qualification as a REIT is not binding on the Internal Revenue Service (the “IRS”). Satisfying the asset tests depended on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we did not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depended on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to have satisfied all requirements for qualification as a REIT for prior taxable years. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT for prior taxable years.
If the IRS were to determine that we failed to qualify as a REIT for any prior taxable year ended on or before December 31, 2022, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax on our taxable income for such taxable year at the applicable corporate rate. If that were to happen, we would also be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification for any prior taxable year(s) could reduce our current and/or future net earnings available for investment or distribution to stockholders because of additional tax liability for any such year(s). In addition, amounts paid to stockholders during any such year(s) that were treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, for such year(s). If we were to lose our REIT qualification for any prior taxable year(s), we might be required to borrow funds or liquidate some investments in order to pay any applicable tax.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”). Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity,” for U.S. federal income tax purposes. A domestically-controlled qualified investment entity is an entity that at all times during a specified testing period, less than 50% in value of its stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2022:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)
421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	(2)	4.5
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	(2)	14.5
9 Times Square	Nov. 2014	1	167,390	61.9%	(3)	6.8
123 William Street	Mar. 2015	1	542,676	91.4%	(3)	5.9
1140 Avenue of the Americas	Jun. 2016	1	242,646	70.9%	(4)	6.8
8713 Fifth Avenue	Oct. 2018	1	17,500	57.1%	(5)	9.0
196 Orchard Street	Jul. 2019	1	60,297	100.0%		12.4
		8	1,163,061	82.7%		7.1
_____
(1)Calculated on a weighted-average basis as of December 31, 2022, as applicable.
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
(3)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties, 9 Times Square and 123 William Street. The Knotel termination and new leasing activity since that time has resulted in occupancy of 61.9% as of December 31, 2022, as compared to 59.3% and 78.7% as of December 31, 2021 and 2020, respectively at the 9 Times Square property. After taking into account the Knotel termination and new leasing activity since that time at the 123 William Street property, occupancy as of December 31, 2022, was 91.4%, as compared to 90.8% and 90.3% as of December 31, 2021 and 2020, respectively.
(4) Occupancy at 1140 Avenue of the Americas decreased 3.2% compared to December 31, 2021.
(5) Occupancy at 8713 Fifth Avenue as of December 31, 2022 decreased 11.5% compared to December 31, 2021 as a result of a termination. We signed a new lease in November 2021 and the new tenant occupied the space in the first quarter of 2023, which brought the occupancy at this property back to 100%.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2022. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2023	$54,541
2024	53,093
2025	46,038
2026	41,362
2027	38,413
2028	34,016
2029	30,579
2030	27,854
2031	24,437
2032	20,605
Thereafter	66,101
Total	$437,039
________________
(1)For a discussion of the significant changes in occupancy during 2022, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Straight-Line Rent (1)	Expiring Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2023	14	$3,908	6.7%	65	6.8%
2024	10	7,041	12.1%	110	11.4%
2025	12	5,762	9.9%	104	10.8%
2026	8	3,265	5.6%	64	6.7%
2027	12	6,004	10.3%	131	13.6%
2028	7	3,407	5.9%	56	5.8%
2029	6	2,836	4.9%	49	5.1%
2030	3	1,810	3.1%	34	3.5%
2031	7	5,374	9.2%	92	9.6%
2032	2	676	1.2%	13	1.3%
Total	81	$40,083	68.9%	718	74.6%
_________
(1)Includes tenant concessions, such as free rent, as applicable. For a discussion of the significant changes in occupancy during 2022, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.

Tenant Concentration
There were no tenants whose rentable square footage represented greater than 10.0% of total portfolio rentable square footage as of December 31, 2022
Significant Portfolio Properties
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
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2022:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc.	65,242	13.2%	Jul. 2031	8.6	1 - 5 year option	$3,337	15.0%
_______
(1)Remaining lease term in years as of December 31, 2022.
(2)Annualized rental income on a straight-line basis as of December 31, 2022, which includes tenant concessions such as free rent, as applicable.
9 Times Square
The following table lists the tenant at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2022:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 9 Times Square
						(In thousands)
ILNY/9TS Gifts LLC	7,479	7.2%	May 2036	13.4	None	$1,932	24.4%
_______
(1)Remaining lease term in years as of December 31, 2022.
(2)Annualized rental income on a straight-line basis as of December 31, 2022, which includes tenant concessions such as free rent, as applicable.

1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2022:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 1140 Avenue of the Americas
						(In thousands)
City National Bank	35,643	20.7%	June 2033	10.5	None	$4,356	29.3%
______
(1)Remaining lease term in years as of December 31, 2022.
(2)Annualized rental income on a straight-line basis as of December 31, 2022, which includes tenant concessions such as free rent, as applicable.
196 Orchard Street

The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2022:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
						(In thousands)
CVS	9,956	16.5%	Aug. 2034	11.7	2 - 5 year option	2,161	29.8%
Equinox	30,033	49.8%	Nov. 2038	15.9	2 - 5 year option	3,448	47.6%
Marshalls	20,308	33.7%	Oct. 2028	5.8	3 - 5 year option	1,641	22.6%
(1)Remaining lease term in years as of December 31, 2022.
(2)Annualized rental income on a straight-line basis as of December 31, 2022, which includes tenant concessions such as free rent, as applicable.
Property Financings
See Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2022 and 2021.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the NYSE under the symbol “NYC” as of August 18, 2020. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the NYSE Index for the period commencing August 18, 2020, the date on which we listed our Class A common stock on the NYSE and ending December 31, 2022. The graph assumes an investment of $100 on August 18, 2020, with the reinvestment of dividends.
Holders
As of March 13, 2023, we had 2,303,896 shares of Class A common stock outstanding held by 3,548 stockholders of record.
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We terminated our REIT election which became effective on January 1, 2023. As a REIT, we were required, among other things, to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and to comply with a number of other organizational and operating requirements. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may have minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes for year ended December 31, 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT through December 31, 2022.
For the year ended December 31, 2022, from a U.S. federal income tax perspective, 100% of dividends, or $0.20 per share ($1.60 per share adjusted for the Reverse Stock Split), represented a return of capital. For the year ended December 31, 2021 from a U.S. federal income tax perspective, 100% of dividends, or $0.40 per share ($3.20 adjusted for the Reverse Stock Split), represented a return of capital, and for the year ended December 31, 2020 from a U.S. federal income tax perspective 100% of dividends, or $0.04889 per share ($0.39 per share adjusted for the Reverse Stock Split), represented a return of capital.
Dividends to Common Stockholders
Through the six months ended June 30, 2022 and for the year ended December 31, 2021, we paid dividends to our common stockholders at our current annual rate of $0.40 per share ($3.20 per share adjusted for the Reverse Stock Split) of common stock, or $0.10 per share ($0.80 per share adjusted for the Reverse Stock Split) on a quarterly basis. On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 (see full discussion in Liquidity and Capital Resources section below).

Unregistered Sales of Equity Securities
On August 1, 2022, September 2, 2022, October 3, 2022, November 1, 2022, December 2, 2022 and January 3, 2023, respectively, pursuant to and in accordance with the Advisory Agreement, the Advisor elected to receive 124,685, 151,194, 146,284, 154,559, 197,949 shares (15,586, 18,899, 18,285, 19,320, 24,744 and 31,407 shares adjusted for the Reverse Stock Split), respectively, of the Company’s Class A common stock in lieu of cash of $0.5 million per month for the base management fee due to the Advisor for services rendered. The shares were issued to the Advisor at a price equivalent to the 10-day average price of $4.01, $3.28, $3.42, $3.24, $2.53 per share ($32.08, $26.24, $27.36, $25.92, $20.24 and $15.92 per share adjusted for the Reverse Stock Split), respectively, which was greater than the minimum price required under the NYSE rules. Each issuance of shares to the Advisor was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.
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
Overview
We are an externally managed company that currently owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At our 1140 Avenue of the Americas property, during the third quarter of 2021, we also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of December 31, 2022, we owned eight properties consisting of 1,163,061 rentable square feet acquired for an aggregate purchase price of $790.7 million.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, our board of directors authorized termination of our REIT election which became effective on January 1, 2023. Historically, we had filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each subsequent taxable year ending on or before the year ended December 31, 2022.
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued. For additional information, see Note 15 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Management Update on the Impacts of the COVID-19 Pandemic
New York City, where all of our properties are located, has been among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. Our properties remain accessible to all tenants. However, even as the operating restrictions have now expired, not all tenants have fully resumed operations and some tenants have vacated or left due to bankruptcy or did not renew their lease. The COVID-19 global pandemic created several risks and uncertainties that have affected and may continue to impact our business, including our financial condition, future results of operations and our liquidity. We have experienced an increase in non-reimbursable property operating expenses and general and administrative expenses for legal fees associated with litigation against tenants that have not paid amounts contractually due under their leases and tenant lease amendment negotiations. The pace of recovery in the New York City office market from the the COVID-19 pandemic continues to be challenged as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates.
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all. As a result, we did experience delays in rent collections during 2021, however, with the exception of one minor lease deferral during the third quarter of 2022, this trend did not continue into 2022. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after Knotel filed for bankruptcy in January 2021, and an expiration without a renewal. A portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, has been re-leased and we are working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. In April 2022, we entered into six-month license agreements with a new operator at both garage properties. In July 2022, we agreed with the tenant to terminate the six-month leases and signed new leases that expire in June 2037.Despite the progress, there can be no assurance, that we will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all. There can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties (while the cash trap events were active - see below), to fund operating expenses at our other properties and other capital requirements during the year ended December 31, 2022. As of December 31, 2022 two of our mortgages aggregating $109.0 million in principal amount remained in cash trap event, all as described in detail further below in the Liquidity and Capital Resources section and Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2022.
We took several steps to mitigate the impact of the pandemic on our business. We were in direct contact with our tenants and took a proactive approach to achieve mutually agreeable solutions with some of our tenants and in some cases, in 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic (see below for more information). A deferral or abatement agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period or grant the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit and may also provide for payments of additional amounts to us if the tenant’s gross sales exceed a certain threshold.
We entered into one new deferral for the year ended December 31, 2022 that was entered into in the third quarter of 2022. The total amount deferred under this deferral agreement was $0.2 million. There were no new abatements during the year ended December 31, 2022. During the year ended December 31, 2021, we entered into 12 approved abatement or deferral agreements that commenced during the year ended December 31, 2021. The total amount deferred for the year ended December 31, 2021 and 2020 under these approved agreements was $0.6 million and $1.5 million, respectively and all scheduled repayments have been paid in accordance with the respective agreements as of December 31, 2022.
The total amounts of abatements (i.e., rent credits) during the year ended December 31, 2021 was $0.9 million. Also, during the year ended December 31, 2020, we reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants were put on a cash basis or there were early lease terminations.
As of December 31, 2022, our portfolio was primarily comprised of office and retail tenants. We collected 100% of original cash rent due across our entire portfolio for the three months ended December 31, 2022, (based on annualized straight-line rent as of December 31, 2022). The original cash rent collected across our entire portfolio for the three months ended December 31, 2022 was consistent with the third quarter of 2022, the second quarter of 2022 and the first quarter of 2022, in which we reported total portfolio original cash rent collections of 99%, 98% and 98%, respectively. We expect our cash rent collections will stay at or near 100%, however there can be no assurance that we will be able to collect cash rent at these levels in the future. The cash rent collections for the fourth quarter of 2022 includes cash receipts for 2022 cash rent collected through January 31, 2023. Cash received in January 2023 is not, however, included in cash and cash equivalents on our December 31, 2022 consolidated balance sheet. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
Our cash rent collections may not be indicative of any future period. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the remaining amounts deferred from 2021 or the deferred 2022 rent amounts that we expect to receive during the remainder of 2023 under deferral agreements we have entered into with our tenants. During the year ended December 31, 2022, we received all scheduled deferral repayments in agreement with the terms previously agreed upon during 2021 and 2022.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Impacts of the COVID-19 Pandemic
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
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2022, these leases had a weighted-average remaining lease term of 7.1 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the tenants base year, some of our leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2022, 2021 and 2020, approximately $0.5 million, $0.5 million and $0.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, we are required to assess, based on credit risk, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal years ended December 31, 2022, 2021 and 2020, respectively, this assessment has included consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2022, 2021 or 2020, respectively. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2022 and 2021, we did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the years ended December 31, 2022, 2021 or 2020, respectively.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption were accounted for as operating leases. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2022, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
As a lessor of real estate, we elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 8 - Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K.
We are the lessee under a land leases which was previously classified as an operating lease prior to adoption of lease accounting and will continue to be classified as an operating lease under transition elections unless subsequently modified. These lease is reflected on our consolidated balance sheets and the rent expense is reflected on a straight-line basis over the lease term.

Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. We did not have any dispositions during the years ended December 31, 2022, 2021 or 2020.
Impairment of Long-Lived Assets
We periodically assess whether there are any indicators that the value of a property may be impaired or that the carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or a likely disposition of a property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that management expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. We estimate the expected future operating income using in place contractual rent and market rents. We estimate the lease up period, market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. We estimate the expected approximate fair value of the property by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. We recorded an impairment charge during the year ended December 31, 2021 of $1.5 million for this property as it was determined that the carrying value exceeded our most recent estimate of the fair market value of the property, which was based on the estimated selling price (see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion). We did not recognize any impairment charges for the years ended December 31, 2022 or 2020
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2022 and 2021. Please see the “Results of Operations” section located on page 41 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results of operations for the year ended December 31, 2020 and year-to-date comparisons between 2021 and 2020.
As of December 31, 2022 and 2021, our overall portfolio occupancy was 82.7% and 82.9%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2022:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022
Leasing activity:
New Leases:
New leases commenced	1	1	5	2
Total square feet leased	3,940	3,416	48,830	2,061
Annualized straight-line rent per square foot (1)	$52.72	$48.02	$61.47	$44.00
Weighted-average lease term (years) (2)	5.3	3.0	6.3	1.3

Terminated or Expired Leases:
Number of leases terminated or expired	—	2	5	5
Square feet	—	10,293	41,248	22,842
Annualized straight-line rent per square foot	$—	$60.34	$81.05	$55.72
_______
(1) Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries.
(3) The weighted-average remaining lease term (years) is based on annualized straight-line rent.
In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.
Comparison of Year Ended December 31, 2022 to 2021
As of December 31, 2022, we owned eight properties, all of which were acquired prior to January 2021. Our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily reflect changes due to leasing activity and occupancy.

Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $45.9 million for the year ended December 31, 2022, as compared to $39.5 million for the year ended December 31, 2021. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants decreased $6.2 million to $64.0 million for the year ended December 31, 2022, compared to $70.2 million for the year ended December 31, 2021. The decrease was due to one item that impacted 2021, but not 2022; specifically, accelerated amortization of the remaining unamortized balance of a below-market lease liability of approximately $7.9 million recorded during the year ended December 31, 2021. Termination fees in both periods were approximately $1.5 million. The decrease in revenue was partially offset by changes in occupancy that increased rent (primarily 8713 Fifth Ave and 9 Times Square) and an increase in tenant recoveries of higher operating costs during the year ended December 31, 2022 as well as an increase in revenue of $0.5 million when compared to 2021 from Innovate NYC, our co-working space at our 1140 Avenue of the Americas property.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services to our Advisor and Property Manager were $7.1 million and $7.6 million for the years ended December 31, 2022 and 2021, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred to our Advisor and Property Manager. In accordance with the Side Letter (as defined below), the Advisor reinvested base management fees, aggregating $3.0 million in shares of the Company’s Class A common stock and elected to receive its monthly base management fees for August through December 2022 in Class A common stock during the year ended December 31, 2022. For accounting purposes, all of these shares were issued using the closing price on date of issuance and the related expense was $5.5 million for the year ended December 31, 2022 including $0.5 million paid in cash for January 2022. Base management fees were all paid in cash for the year ended December 31, 2021 were $6.0 million. As more fully discussed in Note 15 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for further details, the Advisor elected to take monthly fees for January 2023 in shares but was paid in cash for February and March 2023. The Advisor may, in the future, continue to request shares in lieu of cash for these fees but is under no obligation to do so.
Property Operating Expenses
Property operating expenses increased $0.6 million to $33.9 million for the year ended December 31, 2022, compared to $33.4 million for the year ended December 31, 2021. This is due to an increase in other non-reimbursable expenses, such as higher energy and maintenance costs at our properties. The increase was partially offset by lower legal fees in the current period due to higher activity in the prior year period related to tenant lease amendment negotiations.
Impairments of Real Estate Investments
During the year ended December 31, 2021, we recorded impairment charges of $1.5 million related to our 421 W. 54th Street - Hit Factory property as we determined that the carrying value exceeded our estimate of fair value of the property. We continue to evaluate our options for this property, which include potentially selling or leasing the property to a third party. We did not record any impairment charges during the year ended December 31, 2022.
Equity-Based Compensation
Equity-based compensation increased to $8.8 million for the year ended December 31, 2022 from $8.5 million for the year ended December 31, 2021 and primarily relate to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”) which is consistent period over period. The increase relates to additional amortization expense resulting from the issuance of restricted shares to employees of the Advisor in April 2022 and to our board of directors in June 2022, as well as other activity in the third quarter of 2022 such as: (1) the accelerated vesting of restricted shares of one employee of the Advisor, and, (2) the forfeiture, new issuance and vesting of restricted shares of two persons who are providing certain consulting services to the Advisor. For accounting purposes, the fair value of the newly issued restricted shares was fully expensed during the third quarter of 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses increased $3.8 million to $12.5 million for the year ended December 31, 2022, compared to $8.7 million for the year ended December 31, 2021, due to approximately $2.5 million in costs attributable to the 2022 proxy contest and higher reimbursement expenses of $0.3 million to the Advisor for salaries, wages, and benefits (see below), with the remainder due to higher third-party legal, accounting and other administrative costs.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the year ended December 31, 2022 were $4.4 million, of which $1.8 million related to administrative and overhead expenses and $2.6 million for salaries, wages, and benefits. This is compared to $4.1 million, of which $1.5 million related to administrative and overhead expenses and $2.6 million related to salaries, wages, and benefits for the year ended December 31, 2021. Pursuant to the Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for further details. During the years ended December 31, 2022 and 2021 the annual limits on reimbursement for administrative and overhead expenses on and for salaries, wages, and benefit were reached.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.4 million to $28.7 million for the year ended December 31, 2022, compared to $31.1 million for the year ended December 31, 2021. The decrease was the result of a lower depreciable/amortizable asset base during the year ended December 31, 2022 due to impairments, write-offs of lease intangibles and write off of tenant improvements recorded in prior periods as well as accelerated depreciation/amortization in the prior year. See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.. There have been no new property acquisitions since January 1, 2021 that would increase the depreciable base during the periods presented.
Interest Expense
Interest expense decreased $0.2 million to $18.9 million for the year ended December 31, 2022 compared to $19.1 million for the year ended December 31, 2021. The decline was due to the partial pay-down of the loan secured by 9 Times Square in March of 2022. During the year ended December 31, 2022 and 2021, our weighted-average outstanding debt balance was $400.4 million and $405.0 million, respectively, with a weighted-average effective interest rate of 4.35% in each period.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Net cash used by operating activities was $0.5 million during the year ended December 31, 2022 and was impacted primarily by a net loss of $45.9 million, adjusted for non-cash items of $44.1 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets and equity-based compensation and management fees reinvested by the Advisor. Net cash used by operating activities was also impacted by an increase in prepaid expenses and other assets of $1.5 million and an increase in accounts payable and accrued expenses associated with operating activities of $3.9 million, a decrease in deferred revenue (prepaid rent) of $0.9 million and an increase in straight-line receivable of $3.2 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $5.6 million during the year ended December 31, 2022 consisted of the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Net cash used in investing activities of $3.4 million during the year ended December 31, 2021 consisted of the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash used in financing activities was $6.3 million during the year ended December 31, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $2.7 million, partially offset by proceeds from the issuance of common stock to affiliates of the Advisor of $2.0 million.
Net cash used in financing activities was $0.3 million during the year ended December 31, 2021 related to the payment of dividends on common stock of $5.2 million and the repurchase of common stock as part of the tender offer completed in January 2021 of $0.2 million, partially offset by the proceeds from the issuance of common stock of $5.3 million.

Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability and acquisitions.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2022, we had cash and cash equivalents of $9.2 million as compared to $11.7 million December 31, 2021. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash, cash equivalents and restricted cash) of $10.0 million, which totaled $16.1 million as of December 31, 2022.
We had restricted cash of $6.9 million as of December 31, 2022 as compared to $16.8 million as of December 31, 2021, respectively. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2022.
Segregated Cash Accounts - Loan Covenant Breaches
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where operating cash flow from the property after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not be able to use excess cash flow, if any, from the properties (while the cash trap events were active - see below), to fund operating expenses at our other properties and other capital requirements during the year ended December 31, 2022.
As of December 31, 2022, we are only operating under two cash traps (1140 Avenue of the Americas and 8713 Fifth Avenue), which together, represent 22.4% of the rentable square feet in our portfolio as of December 31, 2022. Also, as of December 31, 2022, we still had $3.6 million of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of December 31, 2022 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
We previously satisfied the required debt service coverage for 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage with the quarter ended March 31, 2022. Additionally, we satisfied the debt covenants for our 9 Times Square property with our reporting to the lender in the fourth quarter of 2022, resulting in the release of cash in December 2022 that was previously trapped for this property, which totaled $3.4 million as of September 30, 2022, with no cash remaining trapped as of December 31, 2022. This cash, along with any additional cash trapped prior to transfer, was moved from restricted cash to cash and cash equivalents on our consolidated balance during the fourth quarter of 2022.
Liquidity
We do not have any significant scheduled debt principal repayments due until 2024 and believe that we will have sufficient cash available to us to meet our operating and capital requirements over the next year. We expect to fund our operating expenses and capital requirements over the next 12 months with cash on hand, cash generated from property operations, including operating cash generated by our 9 Times Square property now that the ongoing cash generated by this property will be available to us as a result of exiting the previous cash trap that was previously in place through the quarter ended September 30, 2022.
Subsequent to December 31, 2022, in February 2023, we received net proceeds of $4.1 million from our Rights Offering described above.
We may also use cash from dispositions, if we decide to sell an asset (we are evaluating our options for our 421 W. 54th Street - Hit Factory property, which include potentially selling the property to a third party - see below). Likewise, the Advisor may, at its election, accept shares of Class A Common Stock in lieu of cash for the management fee due as it did make in respect of fees for services rendered from August 2022 through January 2023 (see below for more details). The Advisor is not obligated to accept shares in lieu of cash in payment of its base management fee and was paid in cash for the fees due in February and March 2023. To further augment our liquidity, we may potentially be able to generate funds for these needs through the additional offering and sale of Class A shares through the Common Stock ATM Program as approved by our board, from time to time, and subject to market conditions, the potential issuance or placement of unsecured debt or an offering of equity securities as well as proceeds from property dispositions, if any. Our ability to sell shares under our existing shelf registration statement including under the Common Stock ATM Program is limited to one third of our market capitalization unless the aggregate value of our Class A Common Stock held by non-affiliates exceeds $75.0 million. As of March 13, 2023, our public float was $25.6 million. There is no assurance that any of these prospective sources of capital noted in this paragraph will be available to us on acceptable terms and conditions, if at all.
A summary of amounts invested by the Advisor or Bellevue during 2022 is as follows:
•During the first nine months of 2022 the Advisor reinvested $3.0 million from February 2022 through July 2022 resulting in 262,699 shares (32,837 shares adjusted for the Reverse Stock Split) being issued to the Advisor.
•In August, September, October, November and December of 2022, the Advisor elected to receive 124,685, 151,194, 146,284, 154,559, 197,949 shares (15,586, 18,899, 18,285, 19,320 and 24,744 shares adjusted for the Reverse Stock Split) of the Company’s Class A Common Stock, respectively, in lieu of cash of $0.5 million per month for their management fee using the 10-day average price of $4.01, $3.28, $3.42, $3.24, $2.53 per share ($32.08, $26.24, $27.36, $25.92 and $20.24 per share adjusted for the Reverse Stock Split), respectively, which was greater than the minimum price under NYSE rules. We also issued 251,256 shares (31,407 adjusted for the Reverse Stock Split) of our Class A Common Stock to the Advisor as a result of the Advisor’s decision to accept the shares in lieu of cash in respect of the base management fee paid to the Advisor for advisory services rendered in January 2023. The shares issued in lieu of cash in January for Asset Management Fees were issued using the 10-day average price of $1.99 per share ($15.92 per share adjusted for the Reverse Stock Split), which was greater than the minimum price under NYSE rules.
•During the three months ended September 30, 2022, Bellevue purchased a total of 632,911 shares (79,114 adjusted for the Reverse Stock Split) of Class A Common Stock which generated gross proceeds of $2.0 million, before nominal commissions paid.
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
Dividend Policy
On July 1, 2022, we announced that our board would not declare a dividend for the quarter ended June 30, 2022. Our board of directors concluded that it was in our best interest to suspend paying dividends and to use the monies to generate additional working capital to fund future leasing and tenant improvement costs. Our board of directors did not declare dividends for any later payment in 2022 and plans to reevaluate the dividend policy on a quarterly basis but there is no assurance as to when or if the board will authorize future dividends or the amount of any future dividends.
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of December 31, 2022 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that bears interest based on SOFR and for which we have a related derivative agreement for a “pay-fixed” swap which effectively converted the loan to a fixed rate.
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
We do not have any scheduled principal payments due on our mortgage notes payable for the year ending December 31, 2023.
9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The principal amount of the loan was $49.5 million as of December 31, 2022 (after a partial pay-down in 2022 as described below). The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021.
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
Other significant changes from the waiver and amendment included: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the “debt yield” covenant to 7.5% from 8.0%; and (3) permitting us to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaced the LIBOR rate provisions with Secured Overnight Financing Rate (“SOFR”) effective with the second quarter of 2022 and amended the spreads to 1.60% from 1.50%, per annum. The previously existing “pay-fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate (see Note 6 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
With the waiver as of September 30, 2021, we were permitted to be in breach for up to four consecutive quarters without causing an event of default. While we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, we were not in breach as of June 30, 2022, September 30, 2022 and December 31, 2022. As a result, upon reporting the third quarter results to the lender in November, we had two consecutive quarters that we were not be in breach and, at such time, we have exited the cash trap with the lenders approval. The cash previously held in restricted cash, which totaled $3.4 million as of September 30, 2022, with no cash trapped as of December 31, 2022. This cash, along with any additional cash trapped prior to transfer, was reclassified to cash and cash equivalents on our consolidated balance sheet during the fourth quarter of 2022. The agreement governing this loan requires us to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $16.1 million as of December 31, 2022.
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 10 quarters ended December 31, 2022. The principal amount of the loan was $99.0 million as of December 31, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2022 and 2021, we have $3.6 million and $4.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
In the first, second and third quarters of 2021, we breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage. We subsequently satisfied the debt service coverage covenant for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period.
On October 26, 2021, we signed a termination agreement with the original tenants at this property, which required the tenants to pay a $1.4 million termination payment to us, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was originally classified in restricted cash on our consolidated balance sheet as of December 31, 2021. Upon satisfying the debt service coverage covenant for the quarter ended March 31, 2022, the $1.4 million, which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on our consolidated balance sheet for the quarter ended March 31, 2022.
We satisfied the debt service coverage for the subsequent quarters through the quarter ended December 31, 2022.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and all four quarters of 2022. The principal amount for the loan was $10.0 million as of December 31, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of the filing of this Annual Report on Form 10-K, we had not yet determined whether we will do so. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. This property did not generate any excess during the year ended December 31, 2022 or 2021, respectively and thus no cash is trapped. We signed a lease with a new tenant at this property in November 2021 and the new tenant occupied the space in the first quarter of 2023, which brought the occupancy at this property back to 100%.
Other Information
We entered into four new leases at 9 Times Square representing over 14,000 square feet during the year ended December 31, 2022. We are working to find new tenants to replace the portion of the space previously leased to Knotel at 123 William Street that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties, as well as our other properties that are not fully occupied as of December 31, 2022. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at 1140 Avenue of the Americas and 8713 Fifth Avenue on terms that allow us to cure the two remaining covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies. As discussed above, we signed a lease with a new tenant at 8713 Fifth Avenue in November 2021 and the new tenant occupied the space in the first quarter of 2023, which brought the occupancy at this property back to 100%.
Any cash that is restricted for the remaining breaches on 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages (as disclosed above) are not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of December 31, 2022.
Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in our Common Stock ATM Program. During the year ended December 31, 2022, we sold 632,911 (79,114 shares of Class A common stock adjusted for Reverse Stock Split) to Bellevue under the Common Stock ATM Program, which generated gross proceeds of $2.0 million, before nominal commissions paid. See also, “Cash, Cash Equivalents and Restricted Cash” section above for potential limits on our ability to sell shares under the Common Stock ATM Program.
Repurchase Program
Our board of directors adopted a resolution authorizing consideration of share repurchases of up to $100.0 million of shares of Class A Common Stock over a long-term period following the listing of our Class Common Stock on the NYSE. Actual repurchases would be reviewed and approved by our board of directors based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price of our Class A Common Stock, state law considerations and other contractual or regulatory limitations and capital availability. Repurchases, if approved by our board of directors would typically be made on the open market in accordance with SEC rules creating a safe harbor for issuer repurchases but may also occur in privately negotiated transactions. Our board of directors has not considered or authorized any repurchases since the adoption of the initial resolution. As of December 31, 2022, we also had cash and cash equivalents of approximately $9.2 million. We are also subject to a covenant under one of our mortgage loans requiring us to maintain minimum liquid assets (i.e. cash and cash equivalents and restricted cash) of $10.0 million.
Leasing Activity/Occupancy
We had an occupancy level of 82.7% across our portfolio as of December 31, 2022, as compared to 82.9% as of December 31, 2021. Even though overall occupancy did not change materially, there were significant year-over-year occupancy changes as follows:
•Occupancy at 9 Times Square increased to 61.9% as of December 31, 2022, compared to 59.3% as of December 31, 2021, due to new leases signed during the year ended December 31, 2022.
•Occupancy at 123 William Street was 91.4% as of December 31, 2022, compared to 90.8% as of December 31, 2021. The increase was due to new leases signed during the year ended December 31, 2022.
•Occupancy at 8713 Fifth Avenue was 57.1% as of December 31, 2022, compared to 68.6% as of December 31, 2021. We signed a new lease in November 2021 and the new tenant to occupied the space in the first quarter of 2023, which will bring the occupancy at this property back to 100%.

Capital Expenditures
For the years ended December 31, 2022 and 2021we funded an aggregate of $5.6 million and $3.4 million, respectively, of capital expenditures primarily related to tenant improvements at 123 William Street, 9 Times Square and 1140 Avenue of the Americas.
We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2023, including amounts we expect to fund under new or replacement leases, will likely be similar to the amount invested in 2022. We funded our capital expenditures during the year ended December 31, 2022 with cash on hand consisting of proceeds from previous financings and, cash retained from the Advisor either reinvesting its base management fees in shares of our Common Stock or electing to receive shares of our Common Stock in lieu cash for its base management fee. The economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the year ended December 31, 2022.
We are evaluating our options for our 421 W. 54th Street - Hit Factory property, which include potentially selling or leasing the property to a third party. The sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below. Because we elected to be taxed as a REIT through the taxable year ending on December 31, 2022, we did not change any of the non-GAAP metrics that we have historically used to evaluate performance.
Funds from Operations and Core Funds from Operations
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
49

Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded REITs although Core FFO presented by us may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, non-cash equity-based compensation and costs incurred for the 2022 contested proxy that were specifically related to the portion of our 2022 proxy contest. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of normal operating performance. Further, we do not consider the costs associated with the 2022 contested proxy, while paid in cash, to be indicative of normal operating performance. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs described above, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Core FFO also includes an adjustment in 2022 that relates to costs incurred for the 2022 proxy that were specifically related to the portion of our 2022 proxy contest. We do not consider these expenses to be part of our normal operating performance. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our operating performance results.
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022(1)	2021 (1)	2020 (2)
Net loss attributable to common stockholders (in accordance with GAAP) (3)	$(45,896)	$(39,466)	$(40,962)
Impairment of real estate investments	—	1,452	—
Depreciation and amortization	28,666	31,057	31,747
FFO (as defined by NAREIT) attributable to common stockholders (3)	(17,230)	(6,957)	(9,215)
Listing expenses (4)	—	—	1,299
Vesting and conversion of Class B Units (4)	—	—	1,153
Equity-based compensation (5)	8,782	8,475	3,874
Expenses attributable to portion of 2022 proxy contest (6)	2,477	—	—
Core FFO attributable to common stockholders (3)	$(5,971)	$1,518	$(2,889)
___________
(1) FFO and Core FFO for the years ended December 31, 2022 and 2021 each include income from lease termination fees of $1.5 million, which is recorded in Revenue from tenants in the consolidated statements of operations. Such termination payments represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and Core FFO. The termination fees were collected from the tenants and earned and recorded as income in the years ended December 31, 2022 and 2021.
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
(5) Includes expense related to the amortization of the Company's restricted common shares and LTIP Units related to its multi-year outperformance agreement for all periods presented. Management has not added back the cost of the Advisor’s base management fee used by the Advisor under the Side Letter to purchase shares or the cost of the base management fee elected to be received by the Advisor in shares in lieu of cash because such amounts are considered a normal operating expense. Such amounts included in net loss were $5.0 million for the year ended December 31, 2022.
(6) Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of the Company’s 2022 proxy contest. The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its Core FFO for this amount.

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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Year Ended December 31,
(In thousands)	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(45,896)	$(39,466)
Depreciation and amortization	28,666	31,057
Interest Expense	18,924	19,090
Income tax expense	—	37
Impairment of real estate investments	—	1,452
Equity-based compensation	8,782	8,475
Other expense (income)	27	(47)
Asset and property management fees to related parties	7,082	7,554
General and administrative	12,493	8,704
Accretion of below- and amortization of above-market lease liabilities and assets, net	(8)	(8,671)
Straight-line rent (revenues as lessor)	(3,274)	(3,788)
Straight-line ground rent (expenses as lessee)	110	109
Cash NOI	$26,906	$24,506
Dividends
For the taxable years we elected to be taxed as a REIT (commencing with our taxable year ended December 31, 2014 through December 31, 2022) we elect to be taxed as a REIT and were required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may have minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT during the year ended December 31, 2022. For the year ended December 31, 2022, from a U.S. federal income tax perspective, 100% of dividends, or $0.20 ($1.60 per share adjusted for the Reverse Stock Split), represented a return of capital.
Through the six months ended June 30, 2022 and for the year ended December 31, 2021 we paid dividends to our common stockholders at our current annual rate of $0.40 per share of Common Stock ($3.20 per share adjusted for the Reverse Stock Split), or $0.10 per share ($0.80 per share adjusted for the Reverse Stock Split) on a quarterly basis. On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A Common Stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 (see full discussion in Liquidity and Capital Resources section above).

Decisions regarding the frequency and amount of any future dividends we pay on our Common Stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We may acquire assets such as hotels and seek to expand our co-working office space business as well as acquire, invest in and operate businesses such as hotel or parking lot management companies including assets or businesses located outside of New York City. We cannot guarantee that we will be able to pay dividends on a regular basis on our Common Stock or any other class or series of stock we may issue in the future. Our board of directors previously suspended and then reinstituted dividends. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. For the year ended December 31, 2022, our cash flows used in operations were $0.5 million. During this period, we paid dividends of $2.7 million. These dividend payments were funded cash on hand.
The following table shows the sources for the payment of dividends to holders of Common Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Year Ended
	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022		December 31, 2022
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of common stock	$1,329		$1,341		$—		$—		$2,670
Distributions to holders of LTIP Units	40		40		—		—		80
Total dividends and distributions	$1,369		$1,381		$—		$—		$2,750

Source of dividend coverage:
Cash flows used in operations	$1,369	100%	$—	—%	$—	—%	$—	—%	$—	(1)	—%
Available cash on hand	—	—%	1,381	100%	—	—%	—	100%	2,750	(1)	100%
Total sources of dividend and distribution coverage	$1,369	100%	$1,381	100%	$—	—%	$—	100%	$2,750		100%

Cash flows provided by (used in) operations (GAAP basis) (2)	$2,178		$(441)		$1,601		$(3,824)		$(486)

Net loss and Net loss attributable to common stockholders (in accordance with GAAP)	$(11,712)		$(13,001)		$(11,074)		$(10,109)		$(45,896)
_______
(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
(2) During the year ended December 31, 2022, the Advisor reinvested base management fees and accepted shares of our Class A common stock in lieu of cash for certain monthly payments of base management fees, which together aggregated approximately $5.0 million, which is included as a component of cash flows from operations. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.

Election as a REIT
We elected to be taxed as a REIT, effective commencing with our taxable year ended December 31, 2014 and ending on December 31, 2022, as a result of the board authorized termination of our REIT election which became effective on January 1, 2023. We believe that, during the period commencing with our taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. As a REIT, we were generally not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT for the year ended December 31, 2022.
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 6.5%. To help mitigate the adverse impact of inflation, approximately 83% of our leases with our tenants contain rent escalation provisions which the cash rent that is due over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of December 31, 2022, approximately 83%, based on straight-line rent, are fixed-rate and 17% do not contain any escalation provisions.
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
As of December 31, 2022, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $399.5 million and a fair value of $359.4 million. Changes in market interest rates have no impact on interest expense incurred on the notes net of related swap payments or receipts.
However, changes in market interest rates would have an impact on the fair value of our related mortgage notes net of the impact on the related interest rate swap. For instance, if interest rates rise 100 basis points and our net fixed rate debt balance remains constant, we expect the fair value of our net obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our net fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our net fixed-rate debt by $11.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our net fixed-rate debt by $12.5 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2022 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Following the listing of shares of our Class A common stock on the NYSE, we went from being non-traded to being publicly-traded. However, the effectiveness of our internal control over financial reporting has not been audited by our independent registered public accounting firm because we remain a “nonaccelerated filer” as defined under SEC rules.
Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed a material weakness in our internal control over financial reporting regarding the following:
We did not have an effectively designed control over identifying corporate expenses associated with non-operating/non-typical events such as the 2022 contested proxy, including new vendors and new services from existing vendors. Specifically, the control was not designed to timely identify and evaluate new vendors and new services from existing vendor arrangements involved in non-operating/non-typical events in order to completely and accurately identify all expense accruals. The associated errors related to the understatement of general and administrative expenses, property operating expenses, and accounts payable and resulted in the restatement of our previously filed unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022, included in our Quarterly Report on Form 10-Q/A filed on November 14, 2022, and the revision of our previously issued unaudited consolidated financial statements as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10- Q filed on May 13, 2022.
During the fourth quarter of 2022, in order to remediate the material weakness described above, we designed and implemented new control activities that operate each month to identify, on a timely basis, non-operating/non-typical corporate expenses. Specifically, these new control activities consist of the following:
•Identifying and validating with key members of management the new services performed by vendors that provided non-operating/non-typical services, which may require period end accruals.
•Confirming the completeness and accuracy of expense accruals recorded for significant vendors that provide non-operating/non-typical type services.
We completed the testing of the design and operating effectiveness of the new control procedures, and we concluded that the controls have been satisfactorily implemented and have operated effectively since implementation. Therefore, we have concluded the previously reported material weakness is remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting
Except for the remediation procedures implemented by us, as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not Applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue – 30th Floor, New York, NY 10019, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.americanstrategicinvestment.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023 and incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023 and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023 and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023 and incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023 fiscal year and incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
    See the Index to Consolidated Financial Statements at page F-1 of this report.
    The following financial statement schedule is included herein at page F-43 of this report:
    Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019 and references in the exhibits below to New York City REIT, Inc. reflect exhibits dated prior to our name change to American Strategic Investment Co. effective January 19, 2023.

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (26)	Second Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.6 (4)	Articles of Amendment relating to reverse stock split
3.7 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.8 (4)	Articles Supplementary classifying and designating Class B common stock
3.9 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.10 (25)	Articles Supplementary reclassifying Class B common stock into Class A common stock
3.11 (23)	Articles of Amendment relating to Reverse Stock Split (2023)
3.12 (23)	Articles of Amendment relating to par value decrease (2023)
3.13 (24)	Articles of Amendment relating to name change (2023)
4.1 (5)	Amended and Restated Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of August 18, 2020
4.2 (5)	Amended and Restated Distribution Reinvestment Plan of New York City REIT, Inc.
4.3 (5)	Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust
4.4 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5 (19)
Amendment, dated as of August 12, 2021, to the Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent

4.6 (22)
Second Amendment, dated as of August 10, 2022, to the Amended and Restated Rights Agreement, as amended, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust Company, N.A. as Rights Agent

4.7 (24)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.8 (20)	Certificate of Notice of New York City REIT, Inc.
4.9 (24)	Certificate of Notice of American Strategic Investment Co.
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

10.8 (11)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca

Exhibit No.	Description
10.9 (12)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O’Malley
10.10 (1)	Form of Indemnification Agreement
10.11 (13)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (13)	Form of Restricted Stock Award Agreement
10.13 (14)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower.
10.14 (14)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender.
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

10.25 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of August 18, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.26 (5)	2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.27 (5)	2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.28 (15)	Equity Distribution Agreement, dated October 1, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P., Truist Securities, Inc. and B. Riley Securities, Inc.
10.29 (18)	Form of Restricted Share Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.30 (25)	Form of Stock Award Agreement pursuant to the 2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.31 (25)	Form of Stock Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
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

10.34 (20)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and Edward M. Weil, Jr.
10.35 (20)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.36 (20)	Rights Plan Waiver Agreement, dated February 4, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.37 (22)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.38 (22)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and Bellevue Capital Partners, LLC
10.39 (22)	First Amendment to Waiver Agreement, dated August 10, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.40 (24)	Second Amendment to Waiver Agreement, dated January 23, 2023, by and among American Strategic Investment Co., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.41 (24)	Dealer Manager Agreement, dated January 23, 2023, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and B. Riley Securities, Inc.
10.42 (24)	Form of Rights Card
10.43 (24)	Form of Instructions as to Use of Rights Certificates
10.44 (24)	Form of Broker Letter to Clients who are Beneficial Holders
10.45 (24)	Form of Notice to Foreign Stockholders who are Record Holders
10.46 (24)	Form of Beneficial Owner Election Form
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(22)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022.
(23)Filed as an exhibit to our Form 8-K filed with the SEC on January 12, 2023.
(24)Filed as an exhibit to our Form 8-K filed with the SEC on January 24, 2023.
(25)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022.
(26)Filed as an exhibit to our Form 8-K filed with the SEC on July 19, 2022.
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2023.

AMERICAN STRATEGIC INVESTMENT CO.
By:	/s/ EDWARD M. WEIL
EDWARD M. WEIL
EXECUTIVE CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 16, 2023
Edward M. Weil, Jr.

/s/ Christopher J. Masterson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Christopher J. Masterson

/s/ Louis P. DiPalma	Independent Director and Audit Committee Chair	March 16, 2023
Louis P. DiPalma

/s/ Elizabeth K. Tuppeny	Lead Independent Director and Nominating and Corporate Governance Committee Chair	March 16, 2023
Elizabeth K. Tuppeny

/s/ Abby M. Wenzel	Independent Director and Compensation Committee Chair	March 16, 2023
Abby M. Wenzel

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Strategic Investment Co.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Strategic Investment Co. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment Assessment of Real Estate Investments, including Acquired Intangible Assets and Below-Market Lease Liabilities

As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2022, the consolidated real estate investments balance, net of accumulated depreciation and amortization, was $673.2 million, a portion of which related to acquired intangible assets, and the consolidated below-market lease liabilities, net, balance was $3.0 million. During 2022, management did not record any additional impairment charge associated with their property’s asset groups. Management periodically assesses whether there are any indicators that the value of the real estate investments and acquired intangible assets may be impaired or that their carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or a likely disposition of the property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that management expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. Management estimates the expected future operating income using in place contractual rent and market rents. Management estimates the lease up period, market rents, and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, management would recognize an impairment

Report of Independent Registered Public Accounting Firm
loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties to be held and used, management estimates the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated costs to dispose of the asset.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2023

We have served as the Company’s auditor since 2019.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Real estate investments, at cost:
Land	$192,600	$192,600
Buildings and improvements	576,686	572,576
Acquired intangible assets	71,848	87,478
Total real estate investments, at cost	841,134	852,654
Less accumulated depreciation and amortization	(167,978)	(157,880)
Total real estate investments, net	673,156	694,774
Cash and cash equivalents	9,215	11,674
Restricted cash	6,902	16,754
Operating lease right-of-use asset	54,954	55,167
Prepaid expenses and other assets	5,624	9,293
Derivative asset, at fair value	1,607	—
Straight-line rent receivable	29,116	25,838
Deferred leasing costs, net	9,881	9,551
Total assets	$790,455	$823,051

LIABILITIES AND EQUITY
Mortgage notes payable, net	$394,159	$398,117
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $118 and $141 at December 31, 2022 and 2021, respectively)	12,787	8,131
Operating lease liability	54,716	54,770
Below-market lease liabilities, net	3,006	4,224
Derivative liability, at fair value	—	1,553
Deferred revenue	4,211	5,120
Total liabilities	468,879	471,915

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,886,298 and 1,659,717 (1) shares issued and outstanding as of December 31, 2022 and 2021, respectively	19	17
Additional paid-in capital (1)	698,761	691,234
Accumulated other comprehensive income (loss)	1,637	(1,553)
Distributions in excess of accumulated earnings	(399,355)	(350,709)
Total stockholders’ equity	301,062	338,989
Non-controlling interests	20,514	12,147
Total equity	321,576	351,136
Total liabilities and equity	$790,455	$823,051
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue from tenants	$64,005	$70,219	$62,895

Operating expenses:
Asset and property management fees to related parties	7,082	7,554	7,577
Property operating	33,927	33,363	32,283
Impairment of real estate investments	—	1,452	—
Listing expenses	—	—	1,299
Vesting and conversion of Class B Units	—	—	1,153
Equity-based compensation	8,782	8,475	3,874
General and administrative	12,493	8,704	7,571
Depreciation and amortization	28,666	31,057	31,747
Total operating expenses	90,950	90,605	85,504
Operating loss	(26,945)	(20,386)	(22,609)
Other income (expenses):
Interest expense	(18,924)	(19,090)	(19,140)
Other (expenses) income	(27)	47	787
Total other expenses	(18,951)	(19,043)	(18,353)
Net loss before income taxes	(45,896)	(39,429)	(40,962)
Income tax expense	—	(37)	—
Net loss and Net loss attributable to common shareholders	$(45,896)	$(39,466)	$(40,962)

Other comprehensive loss:
Change in unrealized gain/(loss) on derivative	3,190	1,851	(2,077)
Comprehensive loss	$(42,706)	$(37,615)	$(43,039)

Weighted average common shares outstanding — Basic and Diluted (1)	1,729,264	1,622,896	1,595,923
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(26.59)	$(24.42)	$(25.67)
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
-

	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,594,387	$16	$686,138	$(1,327)	$(264,278)	$420,549	$—	$420,549
Redemption of fractional shares of common stock, including unvested restricted shares	(834)	—	(328)	—	—	(328)	—	(328)
Vesting, conversion and exchange of Class B Units	6,550	—	922	—	—	922	231	1,153
Redemption of OP Units	4	—	—	—	—	—	—	—
Equity-based compensation	229	—	96	—	—	96	3,778	3,874
Dividends declared, $0.39112 per share (1)	—	—	—	—	(622)	(622)	—	(622)
Distributions to non-controlling interest holders	—	—	—	—	(20)	(20)	—	(20)
Net loss	—	—	—	—	(40,962)	(40,962)	—	(40,962)
Other comprehensive loss	—	—	—	(2,077)	—	(2,077)	—	(2,077)
Balance, December 31, 2020	1,600,336	16	686,828	(3,404)	(305,882)	377,558	4,009	381,567
Proceeds from sale of Common Stock, net	58,331	1	4,251	—	—	4,252	—	4,252
Repurchase and cancellation of common stock	(3,279)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(2)	—	—	—	—	—	—	—
Redemption of Class A Units	1,638	—	230	—	—	230	(230)	—
Equity-based compensation	2,693	—	108	—	—	108	8,368	8,476
Dividends declared, $3.20 per share (1)	—	—	—	—	(5,201)	(5,201)	—	(5,201)
Distributions paid to non-controlling interest holders	—	—	—	—	(160)	(160)	—	(160)
Net loss	—	—	—	—	(39,466)	(39,466)	—	(39,466)
Other comprehensive loss	—	—	—	1,851		1,851	—	1,851
Balance, December 31, 2021	1,659,717	17	691,234	(1,553)	(350,709)	338,989	12,147	351,136
Proceeds from sale of Common Stock to Bellevue (see Note 9)	79,114	1	1,979	—	—	1,980	—	1,980
Common stock issued to the Advisor in connection with management fees (see Note 7)	129,671	1	5,012	—	—	5,013	—	5,013
Equity-based compensation	16,541	—	415	—	—	415	8,367	8,782
Common stock issued to Directors in lieu of cash for board fees	1,255	—	121	—	—	121	—	121
Dividends declared on common stock, $1.60 per share (1)	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	—	(45,896)	(45,896)	—	(45,896)
Other comprehensive income	—	—	—	3,190	—	3,190	—	3,190
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
_____
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(45,896)	$(39,466)	$(40,962)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,666	31,057	31,747
Amortization of deferred financing costs	1,543	1,543	1,543
Accretion of below- and amortization of above-market lease liabilities and assets, net	(8)	(8,671)	(3,026)
Equity-based compensation	8,782	8,475	3,874
Management fees paid/reinvested in common stock by the Advisor	5,013	—	—
Common stock issued to directors in lieu of cash for board fees	62	—	—
Impairments of real estate investments	—	1,452	—
Tenant Improvement - Terminations	—	79	—
Vesting and conversion of Class B Units	—	—	1,153
Changes in assets and liabilities:
Straight-line rent receivable	(3,274)	(3,788)	(402)
Straight-line rent payable	110	109	109
Prepaid expenses, other assets and deferred costs	1,490	843	(7,377)
Accounts payable, accrued expenses and other liabilities	3,935	(111)	(545)
Deferred revenue	(909)	562	308
Net cash used in operating activities	(486)	(7,916)	(13,578)
Cash flows from investing activities:
Capital expenditures	(5,555)	(3,375)	(3,755)
Net cash used in investing activities	(5,555)	(3,375)	(3,755)
Cash flows from financing activities:
Payment of mortgage note payable	(5,500)	—	—
Proceeds from issuance of common stock to affiliates of the Advisor, net (see Note 9)	1,980	—	—
Proceeds from issuance of common stock, net	—	5,269	—
Dividends paid on common stock	(2,670)	(5,201)	(622)
Redemption of fractional shares of common stock and restricted shares	—	—	(328)
Distributions to non-controlling interest holders	(80)	(160)	(20)
Repurchases of common stock	—	(183)	—
Net cash used in financing activities	(6,270)	(275)	(970)
Net change in cash, cash equivalents and restricted cash	(12,311)	(11,566)	(18,303)
Cash, cash equivalents and restricted cash, beginning of period	28,428	39,994	58,297
Cash, cash equivalents and restricted cash, end of period	$16,117	$28,428	$39,994

Cash and cash equivalents	$9,215	$11,674	$30,999
Restricted cash	6,902	16,754	8,995
Cash, cash equivalents and restricted cash, end of period	$16,117	$28,428	$39,994

Supplemental Disclosures:
Cash paid for interest	$17,396	$17,552	$16,721

Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$121	$—	$—
Common stock issued to the Advisor in connection with management fees (see Note 7)	5,013	—	—
Accrued capital expenditures	780	1,326	428
Prepaid common stock issuance costs related to 2021 common stock issuances	—	1,017	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 1 — Organization
American Strategic Investment Co. (formerly known as New York City REIT, Inc.) (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At the Company’s 1140 Avenue of the Americas property, during the third quarter of 2021, the Company also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of December 31, 2022, the Company owned eight properties consisting of 1.2 million rentable square feet.
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses we may own and operate. The Company may now seek to acquire assets such as hotels, expand our co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). Excluding hotels, these additional assets do not generate REIT-qualifying income and are operating businesses. As a result, on January 9, 2023, the Company’s board of directors authorized termination of our REIT election which became effective on January 1, 2023. Historically, the Company filed an election to be taxed as a REIT commencing with its taxable year ended December 31, 2014, which remained in effect with respect to each taxable year ending on or before December 31, 2022.
As a consequence of the Company’s decision to terminate our election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of its charter, including, without limitation, the “Aggregate Share Ownership Limit,” as defined therein, no longer apply. The Company filed with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the board’s determination that it is no longer in its best interest to continue to qualify as a REIT and that therefore the Aggregate Share Ownership Limit will no longer be in effect.
On January 11, 2023 the Company effected a 1-for-8 reverse stock split that was previously approved by the Company’s board of directors, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued (the “Reverse Stock Split”). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split.
Also, effective January 19, 2023, the Company amended its charter to change its name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of the Company’s Common Stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of the Company’s Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020. Also, on February 22, 2023, the Company completed a non-transferable rights offering (the “Rights Offering”) (see Note 15 — Subsequent Events).
In connection with the listing of the Company’s Class A common stock on the NYSE in 2020, the Company incurred expenses of $1.3 million for the year ended December 31, 2020 for financial advisory and other professional fees and expenses.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Out-of-Period Adjustments
During the quarter ended December 31, 2022, the Company identified an out of period adjustment of $0.4 million for accelerated amortization of intangibles associated with a lease modification in the second quarter that shortened the remaining term of the lease. This resulted in an understatement of intangible amortization of $0.2 million in each of the second quarter and third quarter. The Company concluded that the errors noted were not material to the current quarterly period or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the fourth quarter of 2022 and recorded $0.4 million of additional amortization.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. Prior to the Listing, the Advisor held 37 units of limited partnership designated as “Class A Units” (“Class A Units”), after giving effect to the Reverse Stock Split, which represented a nominal percentage of the aggregate OP ownership. These Class A Units were redeemed for an equal number of shares of Class A common stock on the Listing Date. Also, during the second quarter of 2021, the remaining 13,100 Class A Units held by a third party were redeemed for an equal number of Class A Common Stock. There were no Class A units outstanding as of December 31, 2022 and 2021.
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of December 31, 2022 and 2021. See Note 7 — Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The impact of the COVID-19 pandemic has evolved rapidly and resulted in a decrease in economic activity particularly in one of the hardest hit locations, New York City, where all of the Company’s properties are located. Some of the Company’s tenants operate businesses that require in-person interactions, such as retail stores, gyms, fitness studios and parking garages. Measures such as “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities for much of 2020 and early part of 2021 required social distancing measures and resulted in the closure and limitations on the operations of many businesses, during the years ended December 31, 2020 and 2021. While these orders were lifted on March 7, 2022 in New York City, it is possible that continued limitations on indoor occupancy or other restrictions applicable to in-person operations may be re-instituted in the future along with other steps such as mandatory vaccination as rates of infection increase, including in light of the spread of the Omicron variant and other potentially more contagious variants of the SARS-CoV-2 virus.
The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of December 31, 2022. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of December 31, 2022 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects of the global pandemic did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020 and 2021. However, with the exception of one minor lease deferral during the third quarter of 2022, which was unrelated to the impact of COVID-19, this trend did not continue into 2022. The Company took a proactive approach to achieve mutually agreeable solutions with some of its tenants and in some cases, during 2020 and 2021, the Company executed different types of lease amendments with multiple tenants which included deferrals, abatements, extensions to the term of the leases, and in one instance, a reduction of the lease term.
Currently, the Company’s properties remain accessible to all tenants, although, and even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. Management has re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building. Also, the leases with the original tenant of the garages at both the 200 Riverside Boulevard property and 400 E. 67th Street - Laurel Condominium property were terminated on October 26, 2021 and the Company received a lease termination fee of $1.4 million in the fourth quarter of 2021 for these two terminations. Concurrently, the Company simultaneously entered into license agreements with a new operator at both garage properties, and in July 2022, these license agreements were terminated and new leases were commenced, which expire in June 2037. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
As a result of the financial difficulties of some of the Company’s tenants during 2020 and 2021, as described above, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events, where operating cash flow from the property after debt service was held in restricted cash as additional collateral for the loan, that continued through the end of 2022 (except for the 9 Times Square and Laurel/Riverside properties), but were not events of default. Currently, the Company is no longer in breach of the covenants for the Laurel/Riverside property because it satisfied the required debt service coverage for the property for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period. The Company also satisfied the required debt service coverage for this property for the quarters ended June 30, 2022, September 30, 2022 and December 31, 2022. Also, the Company satisfied the debt covenants for our 9 Times Square property with our reporting to the lender in the fourth quarter of 2022, resulting in the release of cash in December 2022 that was previously trapped for this property. The Company remains in breach of the 1140 Avenue of the Americas and 8713 Fifth Avenue loans as of December 31. 2022. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of December 31, 2022, of the debt covenants under the mortgages secured by these properties.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2022, these leases had a weighted-average remaining lease term of 7.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following table presents future base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected form certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Base Rent Payments
2023	$54,541
2024	53,093
2025	46,038
2026	41,362
2027	38,413
Thereafter	203,592
Total	$437,039

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

    The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor under the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2022, 2021 and 2020, approximately $0.5 million, $0.5 million and $0.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date, and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal year ended 2022, 2021 and 2020, respectively, this assessment has included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants, in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the year ended December 31, 2020, the Company reduced revenue from tenants by $8.5 million for reserves recorded during the period on receivables for which the related tenants have been put on a cash basis (see accounting policy above). Some of these reductions relates to tenants that terminated their leases early while others related to leases that had not been paying rent and were been placed on a cash basis in accordance with ASC 842. There were no such reductions recorded for the years ended 2022 or 2021. During the year ended December 31, 2022 there was only one tenant for which we recorded rent on a cash basis. The lease with this tenant was terminated as of September 30, 2022. During the years ended 2021 and 2020, no rental income was received from any of the tenants that were previously placed on a cash basis, however, the Company did receive a lease termination fee of $1.4 million from the two former parking garage tenants that were placed on a cash basis in 2020 (see below).
In October 2021, the Company signed a termination agreement with the parking garage tenants at its 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard properties. As discussed above, new tenants have signed lease agreements with the Company for the spaces in July 2022. In addition, the Company recorded a termination fee for a tenant in its 9 Times Square property. These termination agreements required the tenants to pay termination fees aggregating $1.5 million to the Company, which was all received during the fourth quarter of 2021. The termination fees are recorded in revenue from tenants in the consolidated statements of operations and comprehensive loss.
In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas. The Company recorded revenue of approximately $0.8 million and $0.3 million from Innovate NYC during the years ended December 31, 2022 and 2021, respectively, which is considered non-lease income.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2022, 2021 or 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2022 and 2021, the Company did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the years ended December 31, 2022, 2021 or 2020.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2022, the Company did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
We are the lessee under a land lease which was previously classified as an operating lease prior to adoption of lease accounting and will continue to be classified as an operating lease under transition elections unless subsequently modified.These lease is reflected on the Company’s consolidated balance sheets and the rent expense is reflected on a straight-line basis over the lease term.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company did not have any dispositions during the years ended December 31, 2022, 2021 or 2020.
Impairment of Long Lived Assets
The Company periodically assesses whether there are any indicators that the value of a property may be impaired or that the carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or a likely disposition of a property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that the Company expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. The Company estimates the expected future operating income using in place contractual rent and market rents. The Company estimates the lease up period, market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

adjustment to fair value less estimated cost to dispose of the asset. The Company estimates the expected approximate fair value of the property by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings. The Company recorded an impairment charge during the year ended December 31, 2021 (see Note 3 — Real Estate Investments). The Company did not recognize any impairment charges for the years ended December 31, 2022 or 2020.
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
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Several of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2022 and 2021, the Company had cash and cash equivalents and restricted cash of $16.1 million and $28.4 million, of which $15.5 million and $26.3 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Restricted Cash
Restricted cash primarily consists of ground rent, real estate taxes, structural, leasing commissions, free rent, insurance reserves and cash held in cash management accounts due to certain breaches of debt covenants (see Note 4 — Mortgage Notes Payable, Net for additional information).
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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2014 and ending on December 31, 2022, as a result of the board authorized termination of our REIT election which became effective on January 1, 2023. The Company

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

believes that, commencing with its taxable year ended on December 31, 2014, it has been organized and has operated in a manner so that it qualifies as a REIT. To qualify as a REIT during that period, the Company was required to distribute annually at least 90% of the Company’s REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. As a REIT, the Company generally was not subject to federal corporate income tax on the portion of its REIT taxable income that it distributes to its stockholders. Even while the Company qualified as a REIT, it was subject to certain state and local taxes on its income and properties, as well as U.S. federal income and excise taxes on its undistributed income.
The amount of dividends payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify the Company’s status as a REIT under the Code, during the periods that it elected to be taxed as a REIT.
A “taxable REIT subsidiary” (“TRS”) is subject to U.S. federal, state and local income taxes. For deferred items at the TRS and for the Company at December 31, 2022 as a result of its election to terminate its REIT election effective, January 1, 2023, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized net deferred income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards tax effected for expected tax rates upon reversal.
For addition details related to the Company’s income taxes, see Note 12 — Income Taxes.
Per Share Data
Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive instruments outstanding during such period. See Note 13 — Net Loss Per Share for additional information.
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
Adopted as of January 1, 2021
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The Company adopted the new guidance on January 1, 2021 and determined it did not have a

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

material impact on its consolidated financial statements.
Not Yet Fully Adopted as of December 31, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through June 30, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with our past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three year period ended December 31, 2022. Also, there were no dispositions of real estate in the three year period ended December 31, 2022, however, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include current discussions to potentially sell or lease the property to a third party. As no agreement has been reached, the property does not qualify to be classified as held for sale on the consolidated balance sheet as of December 31, 2022.
Impairments of real estate investments
The Company recorded an impairment charge of $1.5 million for this property for the year ended December 31 2021, as it was determined that the carrying value exceeded the Company’s most recent estimate of fair market value of the property, which was based on the estimated selling price (see Note 3 — Real Estate Investments). The fair value measurement was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate (range of 7% to 8%), terminal capitalization rate (range of 7% to 9%), and estimated market rents (range of $40.00 per square foot to $50.00 per square foot).
The Company did not recognize any impairment charges for the years ended December 31, 2022 or 2020.
Significant Tenants
As of December 31, 2022 and 2021 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$35,236	$24,588	$10,648	$49,112	$33,431	$15,681
Other intangibles	28,322	5,782	22,540	28,322	5,074	23,248
Above-market leases	8,290	6,141	2,149	10,044	6,734	3,310
Acquired intangible assets	$71,848	$36,511	$35,337	$87,478	$45,239	$42,239
Intangible liabilities:
Below-market lease liabilities	$10,718	$7,712	$3,006	$13,275	$9,051	$4,224
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31,
(In thousands)	2022	2021	2020
In-place leases (1)	$5,032	$6,684	$8,150
Other intangibles	708	937	1,165
Total included in depreciation and amortization	$5,740	$7,621	$9,315

Above-market lease intangibles (2)	$1,161	$1,062	$1,219
Below-market lease liabilities (3)	(1,218)	(9,782)	(4,294)
Total included in revenue from tenants	$(57)	$(8,720)	$(3,075)

Below-market ground lease, included in property operating expenses	$49	$49	$49
____
(1) During the year ended December 31, 2022, in connection with a lease modification in the second quarter of 2022 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.3 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations.
During the year ended December 31, 2021, in connection with leases that were terminated the Company accelerated the amortization of approximately $1.1 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations.
During the year ended December 31, 2020, in connection with leases that were terminated during the year, the Company accelerated the amortization of approximately $1.3 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations.
(2) In connection with a lease modification in the second quarter of 2022 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.1 million of above-market lease intangibles during the year ended December 31, 2022, which was included in the revenue from tenants in the consolidated statement of operations.
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
The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2022:

(In thousands)	2023	2024	2025	2026	2027
In-place leases	$3,333	$2,259	$1,200	$632	$624
Other intangibles	708	708	708	708	708
Total to be included in depreciation and amortization	$4,041	$2,967	$1,908	$1,340	$1,332

Above-market lease assets	$825	$412	$123	$117	$117
Below-market lease liabilities	(945)	(850)	(503)	(183)	(180)
Total to be included in revenue from tenants	$(120)	$(438)	$(380)	$(66)	$(63)
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2022 and 2021 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2022	2021	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
9 Times Square (1)	1	$49,500	$55,000	3.72%	Fixed	(2)	Apr. 2024
1140 Avenue of the Americas (3)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
123 William Street (4)	1	140,000	140,000	4.73%	Fixed		Mar. 2027
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (5)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	405,000	4.35%
Less: deferred financing costs, net (6)		(5,341)	(6,883)
Mortgage notes payable, net		$394,159	$398,117
______
(1)In the fourth quarter of 2022, the Company exited the cash trap which resulted from previous covenant breaches for this property. The cash was released from the cash management account and moved to cash and cash equivalents on the consolidated balance sheet. Also, the Company made a $5.5 million in principal payment in March 2022 pursuant to a waiver and amendment of the loan on the Company’s 9 Times Square property. See the “Debt Covenants” section below for additional details.
(2)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2022 (see Note 6 — Derivatives and Hedging Activities for additional information).
(3)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of December 31, 2022, there was $3.6 million held in a cash management account which is part of the Company’s restricted cash balance on its consolidated balance sheet.
(4)As of December 31, 2022, $0.1 million of the proceeds remained in escrow and in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. During the year ended December 31, 2022, the Company drew $1.5 million to fund leasing activity, tenant improvements and leasing commissions related to this property. The remaining escrow amount will be released as used.
(5)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property, if any, is required to be held segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of December 31, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the new tenant is expected to occupy the space in the first quarter of 2023, which will bring the occupancy at this property back to 100%.
(6)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Collateral and Principal Payments
Real estate assets and intangible assets of $825.4 million, at cost (net of below-market lease liabilities), as of December 31, 2022, have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2022:

(In thousands)	Future Minimum Principal Payments
2023	$—
2024	49,500
2025	—
2026	99,000
2027	140,000
Thereafter	111,000
Total	$399,500
Debt Covenants
9 Times Square
The Company breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The principal amount of the loan was $49.5 million as of December 31, 2022 (after partial pay-down in 2022 as described below). The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
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
Other significant changes from the waiver and amendment included: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the "debt yield" covenant to 7.5% from 8.0%; and (3) permitting the Company to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaces the LIBOR rate provisions with the Secured Overnight Financing Rate (“SOFR”) effective with the second quarter of 2022 and amended the spreads to 1.60% from 1.50%, per annum. The previously existing “pay-fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate (see Note 6 — Derivatives and Hedging Activities).
With the waiver as of September 30, 2021, we were permitted to be in breach for up to four consecutive quarters without causing an event of default. While the Company also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, it was not in breach as of June 30, 2022, September 30, 2022 and December 31, 2022. As a result, upon reporting the third quarter results to the lender in November, the Company had two consecutive quarters that we were not be in breach and, at such time as the determination of the compliance with the debt service coverage and debt yield covenants is made, the Company exited the cash trap with the lenders approval. The cash previously held in restricted cash, which totaled $3.4 million as of September 30, 2022, with no cash remaining trapped as of December 31, 2022. This cash, along with any additional cash trapped prior to transfer, was reclassified to cash and cash equivalents on our consolidated

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

balance sheet during the fourth quarter of. The agreement governing this loan requires us to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $16.1 million as of December 31, 2022.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 10 quarters ended December 31, 2022. The principal amount of the loan was $99.0 million as of December 31, 2022. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2022 and 2021, the Company has $3.6 million and $4.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage
In the first, second and third quarters of 2021, the Company breached a debt service coverage covenant under the non-recourse mortgage loan secured by 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - Icon Garage. The Company subsequently satisfied the debt service coverage covenant for each of the two consecutive quarters ended on December 31, 2021 and March 31, 2022, which ended the cash management period.
On October 26, 2021, the Company signed a termination agreement with the original tenants at this property, which required the tenants to pay a $1.4 million termination payment to the Company, which was received during the fourth quarter of 2021. The $1.4 million in cash received for the lease termination fee was deposited into a cash management account and was originally classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021. Upon satisfying the debt service coverage covenant for the quarter ended March 31, 2022, the $1.4 million, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021, was reclassified to cash and cash equivalents on the Company’s consolidated balance sheet for the quarter ended March 31, 2022.
The Company satisfied the debt service coverage for the subsequent quarters through the quarter ended December 31, 2022.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and all four quarters of 2022. The principal amount for the loan was $10.0 million as of December 31, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Annual Report on Form 10-K, the Company had not yet determined whether it will do so. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. This property did not generate any excess during the year ended December 31, 2022 or 2021, respectively and thus no cash is trapped. The Company signed a lease with a new tenant at this property in November 2021 and the new tenant is expected to occupy the space in the first quarter of 2023, which will bring the occupancy at this property back to 100%.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

LIBOR Transition
The Company had a mortgage loan agreement and a related derivative agreement for a “pay-fixed” interest swap that had terms that were previously based on LIBOR. However, in March of 2022, effective with the 9 Times Square loan modification and the termination and replacement of the “pay-fixed” swap, both the mortgage loan and agreement and the current “pay-fixed” interest swap are now based on SOFR. The Company has no remaining LIBOR based contracts as of December 31, 2022.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2022
Interest Rate “Pay-fixed” Swap - asset	$—	$1,607	$—	$1,607

December 31, 2021
Interest Rate “Pay-fixed” Swap - liability	$—	$(1,553)	$—	$(1,553)

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		December 31,
		2022		2021
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$48,282	$55,000	$53,654
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	89,015	99,000	100,616
Mortgage note payable — 123 William Street	3	140,000	126,814	140,000	145,827
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	44,023	50,000	51,750
Mortgage note payable — 8713 Fifth Avenue	3	10,000	8,933	10,000	10,633
Mortgage note payable — 196 Orchard Street	3	51,000	42,349	51,000	50,423
Total		$399,500	$359,416	$405,000	$412,903
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2022 and 2021.

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$1,607	$(1,553)
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2022, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property (see Note 4 — Mortgage Notes Payable, Net), the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the year ended December 31, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income (“AOCI”). The amount will be amortized into interest expense over the term of the hedged item. There was $30,071 of unamortized balance left as of December 31, 2022.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.3 million will be reclassified from other comprehensive income as a decrease to interest expense.
As of December 31, 2022 and 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2022		December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$55,000

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$2,910	$698	$(2,944)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(241)	$(1,153)	$(867)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$(18,924)	$(19,090)	$(19,140)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022, 2021 and 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2022	$1,607	$—	$—	$1,607	$—	$—	$1,607
December 31, 2021	$—	$(1,553)	$—	$(1,553)	$—	$—	(1,553)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2022, the Company’s did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.7 million.
As of December 31, 2022 and 2021, the Company did not post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions as of December 31, 2021, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.7 million.
Note 7 — Stockholders’ Equity
As of December 31, 2022 and 2021, the Company had approximately 1.9 million and 1.7 million shares of common stock outstanding, respectively, including unvested restricted shares, after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details). As of December 31, 2022, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
Subsequent to December 31, 2022, the Company completed its Rights Offering and completed the Reverse Stock Split. For additional information see Note 15 — Subsequent Events.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Class A Common Stock Issued to the Advisor - Side Letter and In Lieu of Cash for the Management Fee
During the year ended December 31, 2022, in accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $3.0 million, in shares of the Company’s Class A common stock respectively. The number of shares purchased was based on a 10-day trading average price subject to a “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”) computed upon executing the Side Letter to be $84.40 per share (adjusted for the Reverse Stock Split). As a result the Side Letter, during the first nine months of 2022, the Company issued 5,672, 5,438, 4,848, 5,031, 5,924 and 5,924 shares of its Class A common stock (adjusted for the Reverse Stock Split) in February, March, April, May, June and July 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 15,586, 18,899, 18,285,19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively, using the 10-day average price of $32.08, $26.24, $27.36, $25.92 and $20.24 per share (adjusted for the Reverse Stock Split) , respectively, which was greater than the minimum price under NYSE rules. The Advisor also elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for January 2023 (see Note 15 — Subsequent Events) .The Advisor is not obligated to accept shares in lieu of cash for these fees and makes this election on a monthly basis. The Advisor was paid cash for its management fee for February and March 2023.
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense for the year are reflected as $5.0 million for the year ended December 31, 2022 as part of general and administrative expenses on the consolidated statement of operations.
Class A Common Stock Issued to the Company’s Independent Board of Directors
During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of 2022, and accordingly, the expense was recorded in the first quarter of 2022. As a result of these elections, the Company issued:
•649 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the first quarter of 2022 (for services rendered in the fourth quarter 2021), and
•606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the second quarter of 2022 (for services rendered in the first quarter of 2022).
The Company paid all directors fees in cash during the second quarter, third quarter and fourth quarter of 2022.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, under which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A Common Stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”).
To potentially enhance the Company’s cash resources to fund operating and capital needs, in August 2022, Bellevue Capital Partners, LLC, which is an entity that controls the Advisor (“Bellevue”) expressed a desire to invest additional capital in the Company. Although no agreement exists, Company’s board of directors authorized the issuance of up to 125,000 shares of the Company’s Class A Common Stock (adjusted for the Reverse Stock Split) for these purposes. During the three months ended September 30, 2022, the Company sold 79,114 shares of Class A common stock (adjusted for the Reverse Stock Split) to Bellevue, for gross proceeds of $2.0 million, before nominal commissions paid that were purchased by Bellevue. These shares were issued to the Bellevue through these block trades executed under the Company’s Common Stock ATM Program. Bellevue may, from time to time at its discretion, purchase additional shares of Class A common stock from the Company through

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

additional block trades although there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase.
During the year ended December 31, 2021, the Company sold 58,331 shares of Class A common stock (adjusted for the Reverse Stock Split) through the Common Stock ATM Program, for gross proceeds of $5.3 million, before commissions paid of $53,000 and issuance costs of $0.8 million.
In total, the Company had incurred $1.0 million in costs related to the establishment of the Common Stock ATM Program which were initially recorded in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2020. Upon receiving proceeds under the Common Stock ATM Program, in the second, third and fourth quarters of 2021, Company reclassified the entire $1.0 million prepaid balance to additional paid in capital in the Company’s consolidated statement of changes equity as a reduction of the gross proceeds received under the Common Stock ATM Program.
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the year ended December 31, 2022, 2021 and 2020 any DRIP transactions were settled through open market transactions and no shares were issued by the Company.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Dividends
In connection with the Listing, the Company reinstated distributions to the Company’s common stockholders in the amount of $3.20 per share ($0.80 per share, per quarter) (adjusted for the Reverse Stock Split) of common stock per year, payable to holders of record on a single quarterly record date.
•During the six months ended June 30, 2022 the Company paid dividends to common stockholders in the amount of $1.60 per share ($0.80 per share, per quarter) (adjusted for the Reverse Stock Split) of common stock per year, payable to holders of record on a single quarterly record date. On July 1, 2022, the Company announced that it suspended paying dividends and has not declared or paid dividends, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.
•During 2021 the Company paid quarterly dividends to common stockholders in the amount of $1.60 per share ($0.80 per share, per quarter) totaling $3.20 per share for the year (adjusted for the Reverse Stock Split).
•In 2020, after the Listing, the first dividend was declared on October 1, 2020 and paid on October 15, 2020 in a partial quarterly amount equal to $0.39 per share of common stock (adjusted for the Reverse Stock Split) covering the period from the Listing Date through September 30, 2020.
Tax Characteristics of Dividends
For the years ended December 31, 2022, 2021 and 2020, from a U.S. federal income tax perspective, 100% of dividends, or $1.60, $3.20 and $0.39 per share (adjusted for the Reverse Stock Split) , respectively, represented a return of capital.
Other Equity Activity - Year Ended December 31, 2021
Tender Offer
On December 28, 2020, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, (as amended, the “December Offer”) to purchase up to 8,125 shares of Class B common stock (adjusted for the Reverse Stock Split) for cash at a purchase price equal to $56.00 per share (adjusted for the Reverse Stock Split). The Company made the December Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s Class B common stock and acquire it from stockholders at prices substantially less than the price at which the Company’s Class A common stock had been trading on the NYSE. The December Offer expired on January 27, 2021. In accordance with the terms of the December offer, the Company purchased 3,279 shares of Class B common stock (adjusted for the Reverse Stock Split) for a total cost of approximately $0.2 million, including fees and expenses relating to the tender offer, with cash on hand in February 2021.
Other Equity Activity - Year Ended December 31, 2020
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
•reclassified 9,750,000 authorized but unissued shares of Class A common stock (equal to approximately three times the number of shares of Class A common stock then issued and outstanding) into shares of Class B common stock, par value $0.01 per share; and
•declared and paid a stock dividend of three shares of Class B common stock to every holder of record of Class A common stock
In connection with the Listing, the Company repurchased 834 fractional shares of common stock for $0.3 million.
Listing Impacts
On the Listing Date, the following events impacted the Company’s common shares outstanding:
•8,187 Class B Units (adjusted for the Reverse Stock Split) were converted into Class A Units, of which 6,550 of these Class A Units (adjusted for the Reverse Stock Split) then held by the Advisor, were subsequently redeemed for an

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

equal number of shares of Class A common stock (see Note 9 — Related Party Transactions and Arrangements for additional information on the Class B Units). As a result, the Company recorded expense of $1.2 million, resulting in an increase to total stockholders’ equity of $0.9 million and an increase to non-controlling interests of $0.2 million with respect to the remaining 13,100 Class A Units still held by a third party and not redeemed as of December 31, 2020. The remaining Class A Units were redeemed for an equal number of shares of Class A common stock during the second quarter 2021, resulting in a decrease to non-controlling interest of $0.2 million.
•4 Class A Units (adjusted for the Reverse Stock Split), which were held by the Advisor, were redeemed for an equal number of shares of Class A common stock.
Note 8 — Commitments and Contingencies
Lease Arrangement - Ground Lease
The Company entered into a ground lease agreement in 2016 related to the acquisition of 1140 Avenue of the Americas under a leasehold interest arrangement. The ground lease is considered an operating lease and is recorded in operating lease right-of-use asset and operating lease liability on the Company’s consolidated balance sheet. The classification of this lease was grandfathered in adoption of ASU 842, whereby it will continue to be classified as operating leases unless modified.
In computing the lease liabilities, the Company discounts future lease payments at an estimated incremental borrowing rate at adoption or acquisition if later. The term of the Company’s ground lease is significantly longer than the term of borrowings available to the Company on a fully-collateralized basis. The Company’s estimate of the incremental borrowing rate required significant judgment.
As of December 31, 2022, the Company’s ground lease has a weighted-average remaining lease term of 44.0 years and a discount rate of 8.6%. As of December 31, 2022, the Company’s balance sheet includes an ROU asset and liability of $55.0 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the years ended December 31, 2022, 2021 and 2020, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the years ended December 31, 2022, 2021 and 2020.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of December 31, 2022:

(In thousands)	Future Minimum Base Rent Payments
2023	$4,746
2024	4,746
2025	4,746
2026	4,746
2027	4,746
Thereafter	193,008
Total	216,738
Less: Effects of discounting	(162,022)
Total present value of lease payments	$54,716

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2022 and 2021, entities wholly owned by AR Global Investments, LLC owned 129,671 and 7,011 shares (adjusted for the Reverse Stock Split), respectively, of the Company’s outstanding Class A common stock. As of December 31, 2022, Bellevue owned approximately 20% of outstanding shares of the Company. Subsequent to December 31, 2022, Bellevue’s ownership percentage increased to approximately 34% due to the subsequent events disclosed in Note 15 — Subsequent Events.
Purchases of the Company’s Class A Common Stock by Bellevue
As described in Note 7 — Stockholders’ Equity, to potentially enhance the Company’s cash resources to fund operating and capital needs, in August 2022, Bellevue expressed a desire to invest additional capital in the Company. Although no agreement exists, the Company’s board of directors authorized the issuance of up to 125,000 shares of the Company’s Class A common stock (adjusted for the Reverse Stock Split) for these purposes. During the three months ended September 30, 2022, the Company sold 79,114 shares of Class A common stock (adjusted for the Reverse Stock Split) to Bellevue, for gross proceeds of $2.0 million, before nominal commissions paid. These shares were issued to the Bellevue through these block trades executed under the Company’s Common Stock ATM Program. Bellevue may, from time to time at its discretion, purchase additional shares of Class A common stock from the Company through additional block trades although there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase.
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
The Company also advised the AR Parties that to the extent that the Advisor or the Property Manager elected to accept shares of its Class A common stock in lieu of cash payments for fees or the reimbursement of expenses, the Company would not issue shares of its Class A common stock exceeding the number permitted to be Beneficially Owned or Constructively Owned by the Excluded Persons pursuant to the Charter Waiver Agreement Amendments (as may be amended from time to time) and any issuance would be at a per share price equal to the greater of (i) the price as determined in accordance with Section 10(c)(iii) of the Advisory Agreement or (ii) the Minimum Price; provided, that no issuance would be permitted if the issuance of shares of Class A common stock in lieu of fees due to the Advisor or the Property Manager, as applicable, would not be permitted under that certain 2020 Advisor Omnibus Incentive Compensation Plan of the Company (the “Advisor Plan”); provided further that, in the event that any shares of the Company’s Class A common stock to be issued in lieu of cash for reimbursement of operating expenses or in lieu of advisory or property management fees are not so issuable under the Advisor Plan, the Company may issue shares of its Class A common stock but only after complying with all NYSE requirements including, but not limited to, the filing with, and approval by, the NYSE of a supplemental listing application or applications, as the case may be, and only if the issuance would not otherwise require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if the Company makes this election.
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in in each of the months of August, September, October, November, and December 2022, as well as in month of January, 2023 (see Note 7 — Stockholders’ Equity and Note 15 — Subsequent Events). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.48 (adjusted for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.64 (adjusted for the Reverse Stock Split). Following the August 2020 amendment, the quarterly thresholds of Core Earnings Per Adjusted Share increased from $0.48 and $0.64 to $1.17 and $1.56 (adjusted for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election.
Side Letter With The Advisor
On February 4, 2022, the Company entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement pursuant to which the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest all fees received by the Advisor under Section 10(c)(i)-(ii) of the Advisory Agreement in shares of the Company’s Class A common stock, par value $0.01 per share (the “Shares”), in an amount aggregating no more than $3.0 million. The price of the Shares was determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement and was not less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $84.40 per share (adjusted for the Reverse Stock Split). The Advisor’s obligation to invest its fee in Shares under the Side Letter was in consideration of, and subject to the provisions of the Waiver Agreements (defined below). In addition, the Company was not required to issue any Shares under the Side Letter if doing so would have required the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the New York Stock Exchange.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
On August 10, 2022, the Company (1) amended the Charter Ownership Limit Waiver Agreements to (i) immediately increase the Excepted Holder Limit (as defined therein) to 21%, and (ii) increase the Excepted Holder Limit to up to 25% upon conditions precedent being satisfied to increase the Excepted Holder Limit to up to 25% (the “Charter Waiver Agreement Amendments”), and (2) amended the Rights Plan Waiver Agreement to implement corresponding changes. Concurrent with these amendments, the Company’s board of directors reduced the Series Limit and the Overall Limit (each as defined in the Charter Ownership Limit Waiver Agreements) to 6% for all stockholders of the Company that are not otherwise Bellevue, the Advisor, their respective affiliates or persons who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Company’s charter) shares of the Company’s Class A common stock held by either or both of Bellevue and the Advisor (the “Excluded Persons”). The terms and conditions of the Charter Ownership Limit Waiver Agreements entered into with each of these entities or individuals are the same except for the actual number of Shares the entities or individuals may own or acquire. All other terms and conditions contained in the Company’s charter will otherwise continue to apply to the Shares that the entities or individuals may own or acquire.
As a consequence of the Company’s decision to terminate our election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of the Company’s charter, including, without limitation, the Aggregate Share Ownership Limit as defined therein, no longer apply.
Management Fee Expense
The Company recorded expense of $5.5 million, $6.0 million and $6.0 million for base asset management fees during the years ended December 31, 2022, 2021 and 2020, respectively there were no variable management fees incurred in any of these periods. The management fees for the years ended December 31, 2021 and 2020, were paid in cash. The management fees for the year ended December 31, 2022 were paid as follows:
•The Company paid cash base management fees of $0.5 million (for January 2022) in the year ended December 31, 2022.
•In accordance with the Side Letter, the Advisor reinvested base management fees, aggregating $1.0 million, $1.5 million and $0.5 million, in shares of the Company’s Class A common stock in the first, second and third quarters of 2022, respectively. As a result, the Company issued 5,672, 5,438, 4,848, 5,031, 5,924 and 5,924 shares of its Class A common stock (adjusted for the Reverse Stock Split) in February, March, April, May, June and July 2022, respectively. See Note 7 — Stockholders Equity for more information.
•The Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for August, September, October, November and December 2022. As a result, the Company issued 15,586, 18,899, 18,285, 19,320 and 24,744 shares of the Company’s Class A common stock (adjusted for the Reverse Stock Split) in connection with the monthly base management fee earned by the Advisor. See Note 7 — Stockholders Equity for more information. The Advisor also elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for January 2023 (see Note 15 — Subsequent Events) .The Advisor is not obligated to accept shares in lieu of cash for these fees and makes this election on a monthly basis. The Advisor was paid cash for its management fee for February and March 2023.
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $5.0 million for the year ended December 31, 2022.
Class B Units
Prior to October 1, 2015, for its asset management services provided under the advisory agreement, the Company caused the OP to issue to the Advisor 8,187 Class B Units (6,550 of which were still held by the Advisor at the time of the Listing), after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details).
Pursuant to the limited partnership agreement to the OP, the Advisor was entitled to receive distributions on Class B Units, whether vested or unvested, at the same rate as distributions, if any, received on the Company’s common stock. Such

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

distributions on issued Class B Units, if any, were expensed in the consolidated statements of operations and comprehensive loss until the performance condition was considered probable to occur. As a result of the Listing, which satisfied the performance condition, and the prior determination by the Company’s independent directors that the Economic Hurdle had been satisfied, the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s independent directors, 6,550 of Class A Units (adjusted for the Reverse Stock Split), which were then held by the Advisor, were redeemed for an equal number of newly issued shares of Class A common stock consistent with redemption provisions contained in the A&R OP Agreement. As a result of the conversion of all 8,187 Class B Units (adjusted for the Reverse Stock Split) into Class A Units, the Company recorded a non-cash expense of approximately $1.2 million, which is recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. The remaining Class A Units, held by third parties, were redeemed for an equal number of shares of Class A common stock during the second quarter of 2021.
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
On April 13, 2018, in connection with the loan for its 400 E. 67th Street - Laurel Condominium and 200 Riverside Boulevard properties the Company entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the property management fee for non-hotel properties is 4.0% of gross revenues from the properties managed, plus market-based leasing commissions. The April 2018 PMA has an initial term of one year that is automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives 60 days’ written notice to the other parties of its intention to terminate.
The Company incurred approximately $1.6 million, $1.6 million and $1.6 million in property management fees during the years ended December 31, 2022, 2021 and 2020, respectively.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
Professional fees and other reimbursements for the years ended December 31, 2022, 2021, and 2020 were $4.4 million, $4.1 million and $3.6 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits. In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.2 million in the year ended December 31, 2022.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the years ended December 31, 2022, 2021 and 2020 were $3.0 million ($0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits), which are the limits set forth in the Advisory Agreement. The actual expenses incurred by the Advisor exceeded these limits. The 2019 bonus reimbursement received from the Advisor discussed below was not included in the assessment of whether reimbursement expense limits were met for the year ended December 31, 2020.
As part of the reimbursement discussed above, with respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates, the Company reimbursed approximately $0.9 million in 2019 to the Advisor or its affiliates for bonuses of employees of the Advisor or its affiliates who provided administrative services during the year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s chief executive officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $0.9 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards that were to be paid to employees of the Advisor or its affiliates by $0.4 million and that were to be reimbursed by the Company. As a result, during the year ended December 31, 2020, the Company recorded a receivable from the Advisor of $0.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the Company’s independent directors, the $0.4 million receivable was fully repaid to the Company over a 10-month period from January 2021 through October 2021.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable)
(In thousands)	2022	2021	2020	December 31,
	Incurred	Incurred	Incurred	2022	2021
Ongoing fees:
Asset and property management fees to related parties (1)	$7,082	$7,554	$7,577	$118	$141
Professional fees and other reimbursements (2)	4,375	4,064	3,551	—	—
Professional fee credit due from the Advisor (2) (3)	—	—	(407)	—	—
Total related party operation fees and reimbursements	$11,457	$11,618	$10,721	$118	$141
______
(1) During the year ended December 31, 2022, approximately $5.0 million was paid with shares of the Company’s A Class A common stock (approximately $3.0 million related to the Side Letter and approximately $2.0 million for shares accepted in lieu of cash) for the management fee. Amounts for the years ended December 31, 2021 and 2020 were all paid in cash. See disclosure in this footnote above for additional information.
(2) Amounts for the year ended December 31, 2022, 2021 and 2020, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
(3) The $0.4 million relates to overpayment of the 2019 Bonus Awards which was repaid by the Advisor to the Company during the nine months ended September 30, 2021.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which was calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the average Market Value of the Company’s Class A common stock was from February 9, 2022 to March 23, 2022, the end of the 30 consecutive trading dates commencing on February 9, 2022, which is the 180th day after August 13, 2021, which was the day all of the shares of the Company’s Class B common stock fully converted into shares of Class A common stock and began trading on the NYSE. Based on the actual Market Value during the measurement period, the Listing Amount was zero, and the Company has no distribution obligation to the Special Limited Partner related to the Listing Note. The final fair value of the Listing Note is zero, and the fair value of the Listing Note was nominal at issuance. The fair value at issuance was determined using a Monte Carlo simulation, which used a combination of observable and unobservable inputs.
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
On the Listing Date, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance- based equity award was granted to the Advisor. Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the Master LTIP Unit automatically converted into 501,605 LTIP Units (adjusted for the Reverse Stock Split) in accordance with its terms. For additional information on the 2020 OPP, see Note 11 – Equity-Based Compensation.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
During the second quarter of 2022, the Company granted 13,734 and 3,228 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor and the Company’s board of directors respectively. The restricted shares granted to employees of the Advisor or its affiliates will vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited. In addition, during the third quarter of 2022, the Company issued 762 restricted shares (adjusted for the Reverse Stock Split) to two former employees of the Advisor working as consultants to the Advisor which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of 2022.
In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, previous unvested restricted share grants issued to these employees of the Advisor were forfeited upon termination and the board approved 762 replacement restricted shares (adjusted for the Reverse Stock Split) which vested immediately upon termination. In year ended December 31, 2022, the Company recognized a net compensation charge of approximately $12,700 representing the value of the new replacement grants net of the reversal of $7,100 in previously recognized compensation on the forfeited grants and a new charge of approximately $55,000 for the fully accelerated grants.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

The following table displays restricted share award activity during the years ended December 31, 2022, 2021 and 2020 and has been retroactively adjusted for the Reverse Stock Split (see Note 1 — Organization for additional details):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	679	$408.24
Granted	228	393.84
Vested	(217)	414.24
Fractional share redemption (1)	(1)	393.28
Unvested, December 31, 2020	689	401.60
Granted	2,693	72.40
Vested	(235)	399.76
Fractional share redemption (1)	(1)	78.48
Unvested, December 31, 2021	3,146	120.00
Granted	17,725	85.04
Vested	(1,975)	89.76
Forfeitures	(762)	94.08
Unvested, December 31, 2022	18,134	90.16
(1) Represents fractional shares redeemed in connection with the conversion of the first tranche of shares of Class B common stock to shares of Class A common stock that occurred on December 16, 2020 and the second tranche of shares of Class B common stock to shares of Class A common stock that occurred on March 1, 2021.
As of December 31, 2022, the Company had $0.4 million of unrecognized compensation cost, respectively, related to unvested restricted share awards granted and the cost is expected to be recognized over a weighted-average period of 3.54 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Also, for the year ended December 31, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.
Multi-Year Outperformance Award
On the Listing Date, the Company, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date, in accordance with its terms, the Master LTIP Unit automatically converted into 501,605 LTIP Units, equal to the quotient of $50.0 million divided by $99.68 (adjusted for the Reverse Stock Split), which represented the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This number of LTIP Units represents the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the year ended December 31, 2022, 2021 and 2020, the Company recorded equity-based

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

compensation expense related to the LTIP Units of $8.4 million, $8.4 million and $3.8 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company had $5.3 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 0.6 years.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on the Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. On July 1, 2022, the Company announced that it had temporarily suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
For the years ended December 31, 2022, 2021 and 2020 the Company paid $80,000, $160,000 and $20,000, respectively, of distributions related to the LTIP units.
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

Performance Level	Relative TSR Excess			Percentage of LTIP Units Earned
Below Threshold	Less than	-600	basis points	0%
Threshold		-600	basis points	25%
Target		0	basis points	50%
Maximum		600	basis points	100%

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter 2021 and accordingly, the expense was recorded in the fourth quarter of 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of 2022 and accordingly, the expense was recorded in the first quarter of 2022. As a result, the Company issued 649 and 606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the first and second quarters of 2022 (relating to services rendered in the first quarter), respectively, relating to services rendered and expenses recorded in the immediately preceding quarterly period. The board of directors were paid in cash for services rendered in the second quarter through the remainder of 2022 year end.
There were no shares of common stock issued in lieu of cash during the years ended December 31, 2021 and 2020.
Note 12 — Income Taxes
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses the Company may own and operate. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, the Company’s board of directors authorized termination of the Company’s REIT election which became effective on January 1, 2023. Historically, effective with the taxable year ended December 31, 2014 through December 31, 2022, the Company had elected to be taxed as a REIT. As a REIT, the Company was allowed a special deduction for dividends paid.
A REIT may lease property on an arm's length basis to a TRS so long as no more than 10% of the property is rented to TRSs of the REIT and related parties. In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas, which was a TRS for the taxable years ended December 31, 2022 and 2021. During those taxable years, the Company leased property on an arm's length basis to Innovate NYC; and that property represented 10% or less of the property the Company rents to its TRS (Innovate NYC) and related parties. The Company did not record a tax provision during the year ended December 31, 2022 since the TRS did not earn any taxable income. The Company recorded a tax provision of $37,000 for the year ended December 31, 2021.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

As of December 31, 2022, the Company had no material uncertain tax positions. The taxable years subsequent to and including December 31, 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.
As a REIT, the Company had deferred tax items, however, due to the Company’s prior intent and ability to maintain REIT status, they were reflected an effective tax rate of zero upon their future reversal. Because the Company has announced they were terminating their REIT election as of January 1, 2023, the future reversal of these temporary differences will occur as a taxable corporation at full rates. Accordingly, the tax effects of temporary difference that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 are presented as follows:

(In thousands)	As of December 31, 2022
Deferred Tax Assets:
Depreciation and amortization	$23,008
Deferred leasing costs	1,145
Restricted stock awards and 2020 OPP	6,458
Deferred revenue	1,317
Operating lease liabilities	17,110
Net operating loss carryforwards	53,613
Other	129
Total deferred tax assets	102,780
Deferred Tax Liabilities:
Straight-line rent	9,105
Operating leases right-to-use assets	17,184
Total deferred tax liabilities	26,289
Net deferred tax assets before valuation allowance	76,491
Valuation allowance	(76,491)
Net deferred tax assets	$—
The Company is subject to U.S. Federal and state corporate income taxes. As of December 31, 2022, the Company has a net operating loss carryforward of approximately $161.7 million that is available to offset future U.S. Federal taxable income, if and when it arises. The net operating loss carryforward will begin to expire during 2035. A portion of the net operating loss carryforward may be limited in its use due to certain provisions of the Tax Code, including but not limited to Section 382, which imposes an annual limit on the amount of net operating losses and net capital loss carryforward that the Company can use to offset future taxable income. Generally, the Company is no longer subject to tax examination by tax authorities for years prior to 2019.
Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of December 31, 2022. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Net loss and Net loss attributable to common stockholders	$(45,896)	$(39,466)	$(40,962)
Adjustments to net loss attributable to common stockholders	(80)	(160)	—
Adjusted net loss and net loss attributable to common stockholders	$(45,976)	$(39,626)	$(40,962)
Basic and diluted weighted average shares outstanding	1,729,264	1,622,896	1,595,923
Basic and diluted net loss per share	$(26.59)	$(24.42)	$(25.67)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there was no adjustment for the six month period ended December 31, 2022 relating to distributions to LTIP Units which are on paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there was no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
Diluted net income per share assumes the conversion of all Class A Common Stock share equivalents into an equivalent number of shares of Class A Common Stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares, Class A Units and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details).

	Year Ended December 31,
	2022	2021	2020
Unvested restricted shares (1)	13,691	2,216	701
Class A Units (2)	—	660	611
Class B Units (3)	—	—	5,145
LTIP Units (4)	501,605	501,605	127,457
Total weighted-average anti-dilutive common share equivalents	515,296	504,481	133,914
(1) There were 18,134, 3,147, and 690 unvested restricted shares (adjusted for the Reverse Stock Split) outstanding as of December 31, 2022, 2021 and 2020, respectively.
(2) Formerly known as OP Units. As of December 31, 2022 and 2021 there were no Class A Units outstanding. There were 1,638 Class A Units (adjusted for the Reverse Stock Split) outstanding as of December 31, 2020.
(3) There were no Class B Units outstanding as of December 31, 2022, 2021 or 2020 due to their vesting and conversion on the Listing Date (see Note 7 — Stockholders’ Equity, for additional information).
(4) There were 501,605 LTIP Units outstanding (adjusted for the Reverse Stock Split) as of December 31, 2022, 2021 and 2020 (see Note 11 — Equity-Based Compensation for additional information).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2022, 2021 and 2020 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2022, 2021 and 2020 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2022, 2021 and 2020 and/or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 14 — Quarterly Results (Unaudited)
In connection with the preparation of the consolidated financial statements for the third quarter September 30, 2022, the Company identified errors in its previously filed unaudited quarterly consolidated financial statements for the first two quarterly periods of 2022. The prior period errors in these quarterly periods related to unrecorded expenses directly related to its 2022 annual meeting which involved a contested proxy solicitation, as well as other administrative and operating expenses. In connection with these errors, the Company (i) restated its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and (ii) revised its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022. On November 14, 2022, the Company issued a 10-Q/A for the periods ended June 30, 2022 to effectuate the restatement and revision of the aforementioned periods. The March 31, 2022 financial statements will be revised to correct these errors when presented for comparative purposes as part of the Company’s Form 10-Q filing for the quarter ended March 31, 2023.
As described above, the Company identified errors related to unrecorded expenses directly related to its 2022 contested proxy, as well as other administrative and operating expenses. As a result of the failure to accrue these expenses due to third parties, (i) property operating expenses, general and administrative expenses and total operating expenses were understated and (ii) Operating loss, net loss and comprehensive loss were understated in the three and six month periods ended June 30, 2022 by $1.7 million and $2.3 million, respectively In addition, as a result of the failure to accrue these expenses due to third parties, (i) property operating expenses, general and administrative expenses and total operating expenses were understated and (ii) operating loss, net loss and comprehensive loss were understated in the three month ended March 31, 2022 by $0.6 million. Management revised these numbers in order to correctly state income for the six month period ended June 30, 2022 and the March 31, 2022 equity. The table below reflects the revised and restated numbers for the applicable periods following management's identification and correction of the errors described above, and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details).

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue form tenants	$15,646	$16,231	$15,932	$16,196
Operating loss	$(6,960)	$(8,300)	$(6,321)	$(5,364)
Net loss	$(11,712)	$(13,001)	$(11,074)	$(10,109)
Weighted average shares outstanding - Basic and Diluted	1,662,456	1,679,211	1,728,540	1,844,864
Basic and diluted net loss per share	$(7.07)	$(7.77)	$(6.40)	$(5.48)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.
Corporate Actions
On January 9, 2023, the Company’s board of directors authorized termination of the Company’s REIT election, which became effective on January 1, 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

On January 11, 2023 the Company effected a 1-for-8 reverse stock split that was previously approved by the Company’s board of directors, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued.
Effective January 19, 2023, the Company amended its charter to change its name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of the Company’s Common Stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of the Company’s Class A common stock were first listed on the NYSE on August 18, 2020.
Rights Offering
Subsequent to December 31, 2022, in February 2023, the Company raised gross proceeds of $5.0 million from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023.
Asset Management Fees - First Quarter 2023
The Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Advisor as a result of the Advisor’s decision to accept the shares in lieu of cash in respect of the base management fee paid to the Advisor for advisory services rendered in January 2023. The shares issued in January 2023 for Asset Management Fees were issued using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split) which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement, entered into on November 16, 2018 and amended on August 18, 2020, by and among the Company, New York City Operating Partnership, L.P., and the Advisor. The Company paid cash to the Advisor for services rendered in February and March 2023.

AMERICAN STRATEGIC INVESTMENT CO.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2022
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2022 (1) (2)	Accumulated Depreciation (3) (4)
421 W. 54th Street - Hit Factory	NY	6/13/2014	$—	$4,723	$1,757	$(1,443)	$5,037	$370
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	44,610	10,653	55,682	86	66,421	11,668
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	1,136
9 Times Square	NY	11/5/2014	49,500	54,153	76,454	26,746	157,353	33,926
123 William Street	NY	3/27/2015	140,000	50,064	182,917	36,343	269,324	53,800
1140 Avenue of the Americas (5)	NY	6/15/2016	99,000	—	148,647	8,251	156,898	27,517
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	1,109	15,084	972
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	—	79,872	2,078
			$399,500	$193,658	$504,536	$71,092	$769,286	$131,467
____________
(1)Acquired intangible assets allocated to individual properties in the amount of $71.8 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2022 is $743.7 million (unaudited).
(3)The accumulated depreciation column excludes $36.5 million of amortization associated with acquired intangible assets.
(4)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
(5)The land underlying this property is subject to a land lease. The related Right-of-use asset are separately recorded. See Note 8 — Commitments and Contingencies for additional information.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2022, 2021 and 2020:

	December 31,
(In thousands)	2022	2021	2020
Real estate investments, at cost:
Balance at beginning of year	$765,176	$762,519	$759,487
Capital expenditures	6,335	4,701	3,032
Impairments	—	(1,452)	—
Write-offs	(2,225)	(592)	—
Balance at end of the year	$769,286	$765,176	$762,519

Accumulated depreciation:
Balance at beginning of year	$112,641	$92,470	$72,656
Depreciation expense	21,051	20,684	19,814
Write-offs	(2,225)	(513)	—
Balance at the end of the year	$131,467	$112,641	$92,470