Form 10-Q
period 2023-03-31
American Strategic Investment Co.
filed 2023-05-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2023, the registrant had 2,302,951 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$192,600	$192,600
Buildings and improvements	578,127	576,686
Acquired intangible assets	71,848	71,848
Total real estate investments, at cost	842,575	841,134
Less accumulated depreciation and amortization	(174,786)	(167,978)
Total real estate investments, net	667,789	673,156
Cash and cash equivalents	8,753	9,215
Restricted cash	8,349	6,902
Operating lease right-of-use asset	54,901	54,954
Prepaid expenses and other assets	6,082	5,624
Derivative asset, at fair value	1,230	1,607
Straight-line rent receivable	29,323	29,116
Deferred leasing costs, net	9,856	9,881
Total assets	$786,283	$790,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$394,545	$394,159
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $437 and $118 at March 31, 2023 and December 31, 2022, respectively)	13,113	12,787
Operating lease liability	54,702	54,716
Below-market lease liabilities, net	2,750	3,006
Deferred revenue	5,017	4,211
Total liabilities	470,127	468,879

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,303,895 and 1,886,298 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	23	19
Additional paid-in capital	703,385	698,761
Accumulated other comprehensive income	1,255	1,637
Distributions in excess of accumulated earnings	(411,113)	(399,355)
Total stockholders’ equity	293,550	301,062
Non-controlling interests	22,606	20,514
Total equity	316,156	321,576
Total liabilities and equity	$786,283	$790,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue from tenants	$15,534	$15,646

Operating expenses:
Asset and property management fees to related parties	1,884	1,922
Property operating	8,421	8,597
Equity-based compensation	2,200	2,120
General and administrative	3,181	2,986
Depreciation and amortization	6,952	6,981
Total operating expenses	22,638	22,606
Operating loss	(7,104)	(6,960)
Other income (expense):
Interest expense	(4,663)	(4,715)
Other income (expense)	9	(37)
Total other expense	(4,654)	(4,752)
Net loss and Net loss attributable to common stockholders	$(11,758)	$(11,712)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	(382)	1,750
Other comprehensive (loss) income	(382)	1,750
Comprehensive loss	$(12,140)	$(9,962)

Weighted-average shares outstanding — Basic and Diluted	2,038,880	1,662,456	(1)
Net loss per share attributable to common stockholders — Basic and Diluted	$(5.77)	$(7.07)	(1)
______
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	2,038	—	108	—	—	108	2,092	2,200
Net loss	—	—	—	—	(11,758)	(11,758)	—	(11,758)
Other comprehensive income	—	—	—	(382)	—	(382)	—	(382)
Balance, March 31, 2023	2,303,895	$23	$703,385	$1,255	$(411,113)	$293,550	$22,606	$316,156

	Three Months Ended March 31, 2022
	Class A Common Stock
	Number of Shares (1)		Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	1,659,717		$17	$691,234	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Common stock issued to the Advisor in connection with management fees (see Note 7)	11,110		—	1,008	—	—	1,008	—	1,008
Equity-based compensation	—		—	28	—	—	28	2,092	2,120
Common stock issued to directors in lieu of cash for board fees	649		—	59	—	—	59	—	59
Dividends declared on common stock, $1.60 per share (1)	—		—	—	—	(1,329)	(1,329)	—	(1,329)
Distributions paid to non-controlling interest holders	—		—	—	—	(40)	(40)	—	(40)
Net loss	—		—	—	—	(11,712)	(11,712)	—	(11,712)
Other comprehensive income	—	0	—	—	1,750	—	1,750	—	1,750
Balance, March 31, 2022	1,671,476		$17	$692,329	$197	$(363,790)	$328,753	$14,239	$342,992

___________
(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,758)	$(11,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,952	6,981
Amortization of deferred financing costs	386	385
Accretion of below- and amortization of above-market lease liabilities and assets, net	36	(51)
Equity-based compensation	2,200	2,120
Management fees paid/reinvested in common stock by the Advisor	485	1,008
Changes in assets and liabilities:
Straight-line rent receivable	(204)	(1,303)
Straight-line rent payable	27	27
Prepaid expenses, other assets and deferred costs	(865)	3,067
Accounts payable, accrued expenses and other liabilities	1,193	1,991
Deferred revenue	806	(335)
Net cash provided by (used in) operating activities	(742)	2,178
Cash flows from investing activities:
Capital expenditures	(2,308)	(406)
Net cash used in investing activities	(2,308)	(406)
Cash flows from financing activities:
Payments on mortgage note payable	—	(5,500)
Proceeds from Rights Offering, net (see Note 7)	4,059	—
Dividends paid on common stock	—	(1,329)
Redemption of fractional shares of common stock and restricted shares	(24)	—
Distributions to non-controlling interest holders	—	(40)
Net cash provided by (used in) financing activities	4,035	(6,869)
Net change in cash, cash equivalents and restricted cash	985	(5,097)
Cash, cash equivalents and restricted cash, beginning of period	16,117	28,428
Cash, cash equivalents and restricted cash, end of period	$17,102	$23,331

Cash and cash equivalents	$8,753	$10,342
Restricted cash	8,349	12,989
Cash, cash equivalents and restricted cash, end of period	$17,102	$23,331

Supplemental Disclosures:
Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$—	$59
Net change in accrued capital expenditures for the period	(867)	685
Common stock issued to the Advisor in connection with management fees (see Note 7)	485	1,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At the Company’s 1140 Avenue of the Americas property, during the third quarter of 2021, the Company also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of March 31, 2023, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses it may own and operate. The Company may now seek to acquire assets such as hotels, expand its co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). Excluding hotels, these additional assets do not generate REIT-qualifying income and are operating businesses. As a result, on January 9, 2023, the Company’s board of directors authorized termination of the Company’s REIT election which became effective on January 1, 2023. Historically, the Company filed an election to be taxed as a REIT commencing with its taxable year ended December 31, 2014, which remained in effect with respect to each taxable year ending on or before December 31, 2022.
As a consequence of the Company’s decision to terminate its election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of its charter, including, without limitation, the “Aggregate Share Ownership Limit,” as defined therein, no longer apply. The Company filed with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the board’s determination that it is no longer in its best interest to continue to qualify as a REIT and that therefore the Aggregate Share Ownership Limit will no longer be in effect.
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
Also, effective January 19, 2023, the Company amended its charter to change its name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of the Company’s Class A Common Stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of the Company’s Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020. Also, on February 22, 2023, the Company completed a non-transferable rights offering raising gross proceeds of $5.0 million. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries. The Company’s advisor, New York City Advisors, LLC (the “Advisor”), manages the Company’s day-to-day business with the assistance of the Company’s property manager, New York City Properties, LLC (the “Property Manager”). The Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services. Please see Note 9 — Related Party Transactions and Arrangements for additional information on the Company’s Advisor and affiliates of the Advisor, including ownership percentages.
Restatement and Revision of Previously Issued Consolidated Interim Financial Statements
In connection with the preparation of the consolidated financial statements for the third quarter September 30, 2022, the Company identified errors in its previously filed unaudited quarterly consolidated financial statements for the first two quarterly periods of the year ending December 31, 2022. The error in the three months ended June 30, 2022 resulted in a

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
material misstatement of the Company’s unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022.
The prior period errors related to unrecorded expenses directly related to its 2022 annual meeting which involved a contested proxy solicitation, as well as other administrative and operating expenses. In connection with these errors, the Company (i) restated its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and (ii) revised its previously issued unaudited condensed consolidated financial statements of the Company as of and for the three month period ended March 31, 2022, as filed in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022. On November 14, 2022, the Company Filed a Form 10-Q/A as of and for the three and six month periods ended June 30 2022 relating to the restatement. The Company is revising the previously issued unaudited condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2022 in this filing on Form 10-Q for the quarterly period ended March 31, 2023 for comparative purpose as follows:

Consolidated Balance Sheet:

	As of March 31, 2022
	As Previously Reported	Adjustments	As Revised
Total Assets	$810,182	—	$810,182
Accounts payable, accrued expenses and other liabilities	$10,141	607	$10,748
Total liabilities	$466,583	607	$467,190
Distributions in excess of accumulated earnings	$(363,183)	(607)	$(363,790)
Total stockholders’ equity	$329,360	(607)	$328,753
Total equity	$343,599	(607)	$342,992

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Revenue from tenants	$15,646	$—	$15,646

Operating expenses:
Asset and property management fees to related parties	1,922	—	1,922
Property operating	8,578	19	8,597
Equity-based compensation	2,120	—	2,120
General and administrative	2,398	588	2,986
Depreciation and amortization	6,981	—	6,981
Total operating expenses	21,999	607	22,606
Operating loss	(6,353)	(607)	(6,960)
Other income (expense):
Interest expense	(4,715)	—	(4,715)
Other expense	(37)	—	(37)
Total other expense	(4,752)	—	(4,752)
Net loss and Net loss attributable to common stockholders	(11,105)	(607)	(11,712)

Other comprehensive income (loss):
Change in unrealized gain on derivative	1,750	—	1,750
Other comprehensive income	1,750	—	1,750
Comprehensive loss	(9,355)	(607)	(9,962)

Weighted-average shares outstanding — Basic and Diluted (1)	1,662,456		1,662,456
Net loss per share attributable to common stockholders — Basic and Diluted (1)	(6.70)	(0.37)	(7.07)
(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

Consolidated Statements of Changes in Equity:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Distributions in excess of accumulated earnings, Beginning of the period	$(350,709)	—	$(350,709)
Total Stockholders equity, beginning of the period	$338,989	—	$338,989
Total equity, Beginning of the period	$351,136	—	$351,136
Net loss	$(11,105)	(607)	$(11,712)
Distributions in excess of accumulated earnings, end of the period	$(363,183)	(607)	$(363,790)
Total Stockholders equity, end of the period	$329,360	(607)	$328,753
Total equity, end of the period	$343,599	(607)	$342,992

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Net loss	$(11,105)	(607)	$(11,712)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other liabilities	$1,384	607	$1,991
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2023 and 2022, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership (“LTIP Units”) during 2020, which are reflected as part of non-controlling interest as of March 31, 2023 and December 31, 2022 (see Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information).
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, the global COVID-19 pandemic commenced. The impact of the COVID-19 pandemic evolved rapidly and resulted in a decrease in economic activity. One of the hardest hit locations, New York City, is where all of the Company’s properties are located. Some of the Company’s tenants operate businesses that require in-person interactions, such as retail stores, gyms, fitness studios and parking garages. Measures such as “shelter-in-place” or “stay-at-home” orders

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
issued by relevant governmental authorities for much of 2020 and early part of 2021 required social distancing measures and resulted in the closure and limitations on the operations of many businesses, during the years ended December 31, 2020 and 2021. While these orders were lifted on March 7, 2022 in New York City, it is possible that continued limitations on indoor occupancy or other restrictions applicable to in-person operations may be re-instituted in the future along with other steps such as mandatory vaccination as rates of infection increase, including other potentially more contagious variants of the SARS-CoV-2 virus.
The Company considered the impact of COVID-19 on the assumptions and estimates underlying its consolidated financial statements and believes the estimates and assumptions are reasonable and supportable based on the information available as of March 31, 2023. However, given the rapid evolution of the COVID-19 pandemic and the global response to curb its spread, these estimates and assumptions as of March 31, 2023 are inherently less certain than they would be absent the actual and potential impacts of the COVID-19 pandemic. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects of the global pandemic did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020 and 2021, which in some cases led to breaches of certain debt covenants, some of which are still in effect (see below). However, with the exception of one minor lease deferral during the third quarter of 2022, which was unrelated to the impact of COVID-19, the trend of tenants not paying monthly rent did not continue during 2022 or in the first quarter of 2023. The Company took a proactive approach to achieve mutually agreeable solutions with some of its tenants and in some cases, during 2020 and 2021, the Company executed different types of lease amendments with multiple tenants which included deferrals, abatements, extensions to the term of the leases, and in one instance, a reduction of the lease term.
Currently, the Company’s properties remain accessible to all tenants, and even as operating restrictions have expired, not all tenants have resumed in person operations. In addition, Knotel, Inc. (“Knotel”), which was a tenant at the Company’s 123 William Street and 9 Times Square properties, declared bankruptcy in early 2021 and its leases with the Company were terminated. Management has re-leased a portion of the vacant space formerly occupied by Knotel at its 123 William Street building, and other previously vacant space at 123 William Street, and is working on securing additional new leases to replace Knotel’s former space at it 9 Times Square building as or March 31, 2023. There can be no assurance, however, that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
As a result of the financial difficulties of some of the Company’s tenants during 2020 and 2021, as described above, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events, where operating cash flow from the property after debt service was held in restricted cash as additional collateral for the loan, that continued through the first quarter of 2023 (except for the 9 Times Square and Laurel/Riverside properties), but were not events of default. Currently, the Company is no longer in breach of the covenants for the Laurel/Riverside property or for its 9 Times Square property. The Company remains in breach of the 1140 Avenue of the Americas and 8713 Fifth Avenue loans as of March 31, 2023. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of March 31, 2023, of the debt covenants under the mortgages secured by these properties.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2023, these leases had a weighted-average remaining lease term of 7.0 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal year ended December 31, 2022, 2021 and 2020, respectively, this assessment included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the three months ended March 31, 2023 and 2022, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
We are the lessee under a land lease which was previously classified as an operating lease prior to adoption of lease accounting and will continue to be classified as an operating lease under transition elections unless subsequently modified. This lease is reflected on the Company’s consolidated balance sheets and the rent expense is reflected on a straight-line basis over the lease term.
Recently Issued Accounting Pronouncements
Not Yet Fully Adopted as of March 31, 2023
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2023 or 2022. Also, there were no dispositions of real estate during the three months ended March 31, 2023 or 2022. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include current discussions to potentially sell or lease the property to a third party. As no agreement has been reached, the property does not qualify to be classified as held for sale on the consolidated balance sheet as of March 31, 2023.
Significant Tenants
As of March 31, 2023 and December 31, 2022, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
	2023	2022
In-place leases	$1,094	$1,280
Other intangibles	177	177
Total included in depreciation and amortization	$1,271	$1,457

Above-market lease intangibles	$280	$262
Below-market lease liabilities	(256)	(326)
Total included in revenue from tenants	$24	$(64)

Below-market ground lease, included in property operating expenses	$12	$12
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2023:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place leases	$2,276	$2,259	$1,200	$632	$624
Other intangibles	531	708	708	708	708
Total to be included in depreciation and amortization	$2,807	$2,967	$1,908	$1,340	$1,332

Above-market lease assets	$545	$314	$123	$117	$117
Below-market lease liabilities	(690)	(850)	(503)	(183)	(180)
Total to be included in revenue from tenants	$(145)	$(536)	$(380)	$(66)	$(63)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2023 and December 31, 2022 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2023	December 31, 2022	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
9 Times Square	1	49,500	49,500	3.72%	Fixed	(2)	Apr. 2024
1140 Avenue of the Americas (3)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (4)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.35%
Less: deferred financing costs, net (5)		(4,955)	(5,341)
Mortgage notes payable, net		$394,545	$394,159
_______
(1)As of March 31, 2023, $0.5 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. The restricted cash can be used to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of March 31, 2023 (see Note 6 — Derivatives and Hedging Activities for additional information).
(3)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of March 31, 2023 and December 31, 2022, there was $4.3 million and $3.6 million, respectively, held in a cash management account, which is part of the Company’s restricted cash on its consolidated balance sheet. See “Debt Covenants” section below for additional details
(4) Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property, if any, is required to be held segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of March 31, 2023 and December 31, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and began occupying a portion of the leased space in the first quarter of 2023, which brought the occupancy at this property back to 88.6%, and when this same tenant occupies the remainder of the space in the second quarter of 2023, it will bring the occupancy to 100%.
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
Collateral and Principal Payments
Real estate assets and intangible assets of $826.9 million, at cost (net of below-market lease liabilities), as of March 31, 2023 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2023:

(In thousands)	Future Minimum Principal Payments
2023 (remainder)	$—
2024	49,500
2025	—
2026	99,000
2027	140,000
Thereafter	111,000
Total	$399,500

Debt Covenants
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 11 quarters ended March 31, 2023. The principal amount of the loan was $99.0 million as of March 31, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2023 and December 31, 2022 the Company had $4.3 million and $3.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 11 quarters ended March 31, 2023. The principal amount for the loan was $10.0 million as of March 31, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, the Company had not yet determined whether it will do so. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, who began occupying a portion of the leased space in the first quarter of the year ending December 31, 2023, which brought the occupancy at this property back to 88.6%. Once the same tenant occupies the remainder of the space in the second quarter of the year ending December 31, 2023, it will bring the occupancy to 100%, at which point, the Company anticipates complying with the debt service coverage ratio under the non-recourse mortgage.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of March 31, 2023, and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

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
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2023
Interest rate “Pay - Fixed” swaps - assets	$—	$1,230	$—	$1,230
Total	$—	$1,230	$—	$1,230

December 31, 2022
Interest rate “Pay - Fixed” swaps - assets	$—	$1,607	$—	$1,607
Total	$—	$1,607	$—	$1,607

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		March 31, 2023		December 31, 2022
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$48,494	$49,500	$48,282
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	90,147	99,000	89,015
Mortgage note payable — 123 William Street	3	140,000	128,347	140,000	126,814
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	44,649	50,000	44,023
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,060	10,000	8,933
Mortgage note payable — 196 Orchard Street	3	51,000	44,604	51,000	42,349
Total		$399,500	$365,301	$399,500	$359,416
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022.

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$1,230	$1,607
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2023 and year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,388 in Other Income (Expense) on the Company’s Statement of Operations for the three month period ended March 31, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income (“AOCI”). The amount will be amortized into interest expense over the term of the hedged item. There was $24,308 of unamortized balance left as of March 31, 2023.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.3 million will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
As of March 31, 2023 and December 31, 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2023		December 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$49,500

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(74)	$1,424
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$308	$(288)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,663	$4,715
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2023	$1,230	$—	$—	$1,230	$—	$—	1,230
December 31, 2022	$1,607	$—	$—	$1,607	$—	$—	1,607
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2023, the Company’s did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of March 31, 2023, the Company did not post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 7 — Stockholders’ Equity
As of March 31, 2023 and December 31, 2022, the Company had 2.3 million and 1.9 million shares (adjusted for the Reverse Stock Split) of common stock outstanding, respectively, including unvested restricted shares. As of March 31, 2023, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
Rights Offering
In February 2023, the Company raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023. In connection with the Rights Offering, Bellevue and its affiliates acquired approximately 367,956 shares.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Dividends
During the three months ended March 31, 2022, the Company paid dividends to common stockholders in the amount of $1.60 per share (adjusted for the Reverse Stock Split per quarter) of common stock per year, payable to holders of record on a single quarterly record date. On July 1, 2022, the Company announced that it suspended paying dividends and has not declared or paid dividends, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.
Class A Common Stock Issued to the Advisor - Side Letter and In Lieu of Cash for the Management Fee
In January 2023, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split) which was greater than minimum price required by the NYSE rules. In accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $1.0 million in shares of the Company’s Class A common stock in the first quarter of 2022. As a result, the Company issued 5,672 and 5,438 shares (both adjusted for the Reverse Stock Split) of its Class A common stock in February and March 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 15,586, 18,899, 18,285,19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively, using the 10-day average price of $32.08, $26.24, $27.36, $25.92 and $20.24 per share (adjusted for the Reverse Stock Split), respectively, which was greater than the minimum price required under NYSE rules. The Advisor is not obligated to accept shares in lieu of cash for these fees and makes this election on a monthly basis. The Advisor was paid cash for its management fee for February, March, April and May 2023
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee, as elected by the Advisor, were treated as issued using the closing price on date of issue and the related expense for the year are reflected as $0.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
Class A Common Stock Issued to the Company’s Independent Board of Directors
During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter for the year ended December 31, 2021 and accordingly, the expense was recorded in the fourth quarter of the year ended December 31, 2021. Also, during the three months ended June 30, 2022, each of the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of the year ended December 31, 2022. Accordingly the expense was recorded in the first quarter of the year ended December 31, 2022. As a result of these elections, the Company issued:
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
The Company paid all directors fees in cash during the second quarter, third quarter and fourth quarter of the year ended December 31, 2022 as well as the first quarter of the year ending December 31, 2023.
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
To potentially enhance the Company’s cash resources to fund operating and capital needs, in August 2022, Bellevue Capital Partners, LLC, (“Bellevue”) which is an entity that controls the Advisor expressed a desire to invest additional capital in the Company. Although no agreement exists, the Company’s board of directors authorized the issuance of up to 125,000 shares of the Company’s Class A common stock (adjusted for the Reverse Stock Split) for these purposes. During the three months ended September 30, 2022, the Company sold 79,114 shares of Class A common stock (adjusted for the Reverse Stock Split) to

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Bellevue, for gross proceeds of $2.0 million, before nominal commissions paid that were purchased by Bellevue. These shares were issued to Bellevue through block trades executed under the Company’s Common Stock ATM Program. Bellevue may, from time to time at its discretion, purchase additional shares of Class A common stock from the Company through additional block trades. However, there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase.
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
Distribution Reinvestment Plan
An amendment and restatement of the distribution reinvestment plan (the “A&R DRIP”) in connection with the Listing became effective on August 28, 2020. The A&R DRIP allows stockholders who have elected to participate to have dividends paid with respect to all or a portion of their shares of Class A common stock and Class B common stock reinvested in additional shares of Class A common stock. Shares received by participants in the A&R DRIP will represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on the NYSE on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with proceeds from reinvested dividends to participants for the related quarter, less a per share processing fee.
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended March 31, 2023 and year ended December 31, 2022, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
As of March 31, 2023, the Company’s ground lease had a weighted-average remaining lease term of 43.8 years and a discount rate of 8.6%. As of March 31, 2023, the Company’s balance sheet includes an ROU asset and liability of $54.9 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three months ended March 31, 2023, the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million, on a straight-line basis in accordance with the standard. For the three months ended March 31, 2022, the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2023 and 2022.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of March 31, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$3,560
2024	4,746
2025	4,746
2026	4,746
2027	4,746
Thereafter	193,008
Total lease payments	215,552
Less: Effects of discounting	(160,850)
Total present value of lease payments	$54,702
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2023, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2023 and December 31, 2022, entities wholly owned by AR Global owned 290,937 and 129,671 shares (both adjusted for the Reverse Stock Split), respectively, of the Company’s outstanding Class A common stock. As of March 31, 2023 and December 31, 2022, Bellevue owned approximately 34.2% and 20% of outstanding shares of the Company, respectively.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in in January 2023 (see Note 7 — Stockholders Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, (which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and during the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended March 31, 2023 or 2022.
Side Letter With the Advisor
On February 4, 2022, the Company entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement pursuant to which the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest all fees received by the Advisor under Section 10(c)(i)-(ii) of the Advisory Agreement in shares of the Company’s Class A common stock, par value $0.01 per share (the “Shares”), in an amount aggregating no more than $3.0 million. The price of the Shares was determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement and was not less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. The Advisor reinvested base management fees, aggregating approximately $1.0 million in shares of the Company’s Class A common stock in the first quarter of 2022 (see Note 7 — Stockholders Equity for more information).
Management Fee Expense
The Company recorded expense of $1.5 million and $1.5 million for base asset management fees during the three months ended March 31, 2023 and 2022. There were no variable management fees incurred in either of these periods. The management fees for the first quarter of 2023 and 2022 were paid partially with cash. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis. The management fees for both periods were paid as follows:
•The Company paid cash base management fees of $1.0 million (for February 2023 and March 2023) in the three months ended March 31, 2023. In addition, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for January 2023 and as a result, the Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split). Subsequent to the quarter ended March 31, 2023, the Advisor was paid cash for its management fee for April and May 2023.
•The Company paid cash base management fees of $0.5 million (for January 2022) in the three months ended March 31, 2022. Also, in accordance with the Side Letter, the Advisor reinvested base management fees, aggregating

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
approximately $1.0 million in shares of the Company’s Class A common stock in the first quarter of the year ended December 31, 2022. As a result, the Company issued 5,672 and 5,438 shares (both adjusted for the Reverse Stock Split) of its Class A common stock in February and March 2022, respectively, in connection with the reinvestment by the Advisor of the monthly base management fee earned by the Advisor.
•In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 15,586, 18,899, 18,285, 19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively. For the full year ended December 31, 2022 in connection with the monthly base management fee earned by the Advisor, an aggregate of 129,671 shares were issued (including those issued in the three months ended March 31, 2022).
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor for January 2023, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $0.5 million and $1.0 million and for the three months ended March 31, 2023 and 2022, respectively.
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
The Company incurred approximately $0.4 million in property management fees during both the three months ended March 31, 2023, and three months ended March 31, 2022.
Professional Fees and Other Reimbursements
The Company pays directly or reimburses the Advisor monthly in arrears, for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services it provides to the Company under the Advisory Agreement, subject to the following limitations:
•(i) With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits, these costs may not exceed in any fiscal year,
(ii) $0.4 million, or
(iii) if the Asset Cost (as defined in the Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.
•(i) With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(ii) $2.6 million, or

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
(iii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
Professional fees and other reimbursements for the three months ended March 31, 2023 were $1.4 million, and were $1.5 million for the three months ended March 31, 2022. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2023 and 2022 were $1.0 million ($0.8 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses) and $1.3 million ($1.0 million were for salaries, wages, and benefits and $0.3 million related to administrative and overhead expenses), respectively.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2023	2022	March 31, 2023	December 31, 2022
Ongoing fees:
Asset and property management fees to related parties (1)	$1,884	$1,922	$437	$118
Professional fees and other reimbursements (2)	1,361	1,484	—	—
Total related party operation fees and reimbursements	$3,245	$3,406	$437	$118
________
(1)During the three months ended March 31, 2023, approximately $0.5 million of this expense was paid with shares of the Company’s Class A common stock (see disclosed above) for shares accepted in lieu of cash. During the three months ended March 31, 2022, the Advisor was paid base management fees aggregating $1.0 million in cash and reinvested these fees in shares of the Company’s Class A common stock in February and March of 2022.
(2)Amounts for the three months ended March 31, 2023 and 2022 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Director Compensation
On August 18, 2020 the Company listed shares of its Class A common stock on the NYSE (the “Listing Date”), and effective on that date, the Company’s independent directors approved a change to the Company’s director compensation program. Starting with the annual award of restricted shares made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award was increased from $30,000 to $65,000. No other changes have been made to the Company’s director compensation program.
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of March 31, 2023 there have been no shares awarded.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
During the second quarter of the year ended December 31, 2022, the Company granted 13,734 and 3,228 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor and the Company’s board of directors respectively. The restricted shares granted to employees of the Advisor or its affiliates will vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited. In addition, during the third quarter of the year ended December 31, 2022, the Company issued 762 restricted shares to two former employees of the Advisor working as consultants to the Advisor which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of the year ended December 31, 2022.
The following table displays restricted share award activity during the three months ended March 31, 2023:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	18,134	$90.16
Granted	2,038	$15.44
Vested	—	$—
Forfeitures	—	$—
Unvested, March 31, 2023	20,172	$82.61

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
As of March 31, 2023, the Company had $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million for the three months ended March 31, 2023, and $27,746 for the three months ended March 31, 2022. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss. Also, for the three and nine months ended September 30, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.
Multi-Year Outperformance Award
On the Listing Date, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date, in accordance with its terms, the single LTIP Unit automatically converted into 501,605 LTIP Units (adjusted for the Reverse Stock Split), the quotient of $50.0 million divided by $99.68 (adjusted for the Reverse Stock Split), representing the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This number of LTIP Units represents the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the single LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company had $3.2 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 0.4 years.
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
For the three month period ended March 31, 2023, the Company did zero pay distributions related to the LTIP units and during the three months ended March 31, 2022, the Company paid $40,000 of distributions related to the LTIP units.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Other Terms
In the case of a change of control (as defined in the Advisory Agreement) or a termination of the Advisor without Cause (as defined in the Advisory Agreement), the number of LTIP Units that become earned will be calculated based on actual performance through the last trading day prior to the effective date of the change of control (as defined in the Advisory Agreement) or termination (as applicable), with the hurdles for calculating absolute TSR prorated to reflect a performance period of less than three years but without prorating the number of LTIP Units that may become earned to reflect the shortened performance period.
In the case of a termination of the Advisor for Cause(as defined in the Advisory Agreement) , the number of LTIP Units that become earned will be calculated based on actual performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR and the number of LTIP Units that may become earned each prorated to reflect a performance period of less than three years.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
A&R OP Agreement. Any LTIP Units that are not earned will automatically be forfeited effective as of the end of the performance period and neither the Company nor the OP will be required to pay any future consideration in respect thereof.
Other Share-Based Compensation
The Company may issue Class A common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter of the year ended December 31, 2021 and accordingly, the expense was recorded in the fourth quarter of the year ended December 31, 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of the year ended December 31, 2022 and accordingly, the expense was recorded in the first quarter of the year ended December 31, 2022. As a result, the Company issued 649 and 606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the first and second quarters of the year ended December 31, 2022, respectively, relating to services rendered and expenses recorded in the fourth quarter of 2021 and first quarter of 2022, respectively. There were no shares of common stock issued in lieu of cash during the three months ended March 31, 2023.
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
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of March 31, 2023 and as of December 31, 2022. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the three months ended March 31, 2023 and 2022. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2023. Accordingly, the Company has recorded no income tax expense (after considering changes in the valuation allowance) for the period ended March 31, 2023. The Company remains in a net deferred tax asset with a full valuation allowance as of both March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company had no material uncertain tax positions.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022 (1)
Net loss attributable to common stockholders (in thousands)	$(11,758)	$(11,712)
Adjustments to net loss attributable to common stockholders	—	(40)
Adjusted net loss attributable to common stockholders	$(11,758)	$(11,752)
Weighted average shares outstanding — Basic and Diluted (2)	2,038,880	1,662,456	(2)
Net loss per share attributable to common stockholders — Basic and Diluted (2)	$(5.77)	$(7.07)	(2)
-
(1) The three month period ended March 31, 2022 was revised (see Note 1 — Organization for more information).
(2)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three month period ended March 31, 2022 relating to distributions to LTIP Units which are on paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there was no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
Diluted net loss per share assumes the conversion of all Class A common stock share equivalents into an equivalent number of shares of Class A common stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares, Class A Units and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented.

	Three Months Ended March 31,
	2023	2022
Unvested restricted shares (1)	20,104	3,147
LTIP Units (2)	501,605	501,605
Total weighted-average anti-dilutive common share equivalents	521,709	504,752
_______
(1) There were 20,172 and 18,134 unvested restricted shares outstanding as of March 31, 2023 and 2022, respectively (adjusted for the Reverse Stock Split).
(2) There were 501,605 LTIP Units outstanding (adjusted for the Reverse Stock Split) as of March 31, 2023 and 2022, respectively (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for and three month periods ended March 31, 2023 and 2022, respectively, based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for three month periods ended March 31, 2023 because either or both (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at March 31, 2023 and 2022 or (ii) the Company recorded a net loss to common stockholders for all periods presented and any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of American Strategic Investment Co. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, this and our other Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”).
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. At our 1140 Avenue of the Americas property, during the third quarter of 2021, we also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of March 31, 2023, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million with an overall occupancy of 84.0%.
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
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued. For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of our Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020. Also, on February 22, 2023, we completed a non-transferable rights offering raising gross proceeds of $5.0 million. As a result, we issued 386,100 shares of our Class A common stock subscribed for in the Rights Offering on February 27, 2023.
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
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused certain of our tenants to be unable to make rent payments to us timely, or at all. As a result, we did experience delays in rent collections during 2021, however, with the exception of one minor lease deferral during the third quarter of the year ended December 31, 2022, this trend did not continue into 2022 or the first quarter of the year ending December 31, 2023. During the quarter ended March 31, 2021, we experienced one large termination due to the termination of leases within two of our buildings, 123 William Street and 9 Times Square, with our former tenant, Knotel, after Knotel filed for bankruptcy in January 2021, and an expiration without a renewal. A portion of the vacant space formerly occupied by Knotel at its 123 William Street, and other previously vacant space at 123 William Street, has been re-leased and we are working on securing additional new leases to replace Knotel’s former space at our 9 Times Square building. However, the annualized straight-line rent per square foot for the leases we have entered into to replace Knotel is lower than the annualized straight-line rent per square foot under Knotel’s leases. There can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or experience additional terminations. Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active, to fund operating expenses at our other properties and other capital requirements. As of March 31, 2023 two of our mortgages aggregating $109.0 million in principal amount remained in a cash trap event, all as described in detail further below in the Liquidity and Capital Resources section.
We took several steps to mitigate the impact of the pandemic on our business and in some cases, in 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic (see below for more information). A deferral or abatement agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period or grant the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit and may also provide for payments of additional amounts to us if the tenant’s gross sales exceed a certain threshold. There were no new deferrals or abatements during the three months ended March 31, 2023.
Our portfolio is primarily comprised of office and retail tenants. We have collected 100% of original cash rent due across our entire portfolio for the three months ended March 31, 2023 (based on annualized straight-line rent as of March 31, 2023). The original cash rent received across our entire portfolio was consistent with the 2022 quarterly collection percentages. We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future. The cash rent collections for the first quarter of 2023 includes cash receipts through April 30, 2023 and therefore is inclusive of cash received in April for rent due in the first quarter of 2023. Cash received in April 2023 is not included in cash and cash equivalents on our March 31, 2023 consolidated balance sheet and was immaterial in amount for quarter ended March 31, 2023. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
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
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2022 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain information about the investment properties we owned as of March 31, 2023:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%		4.2
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%		14.3
9 Times Square	Nov. 2014	1	167,390	62.4%	(2)	6.5
123 William Street	Mar. 2015	1	542,676	91.4%	(2)	5.8
1140 Avenue of the Americas	Jun. 2016	1	242,646	74.6%	(3)	7.0
8713 Fifth Avenue	Oct. 2018	1	17,500	88.6%	(4)	8.8
196 Orchard Street	Jul. 2019	1	60,297	100.0%		12.1
		8	1,163,061	84.0%		7.0
______
(1)Calculated on a weighted-average basis as of March 31, 2023, as applicable.
(2)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties, 9 Times Square and 123 William Street. The Knotel termination and new leasing activity since that time has resulted in occupancy at the 9 Times Square property of 62.4% as of March 31, 2023, as compared to 61.9% and 59.3% as of December 31, 2022 and 2021, respectively. After taking into account the Knotel termination and new leasing activity since that time at the 123 William Street property, occupancy as of March 31, 2023, was 91.4%, as compared to 91.4% and 90.8% as of December 31, 2022 and 2021, respectively.
(3)Occupancy at 1140 Avenue of the Americas increased 3.7% for the period ended March 31, 2023 as compared to December 31, 2022. The increase was due to two new leases signed in the first quarter of the year ending December 31, 2023.
(4)The Company signed a lease with a new tenant at this property in November 2021, who began occupying a portion of the leased space in the first quarter of the year ending December 31, 2023, which brought the occupancy at this property back to 88.6%. When the same tenant occupies the remainder of the space in the second quarter of for the year ending December 31, 2023, it will bring the occupancy to 100%.

Results of Operations
As of March 31, 2023 and 2022, our overall portfolio occupancy was 84.0% and 84.4%, respectively. The following table is a summary of our quarterly leasing activity during the first three months of 2023. There were no replacement leases during the year ended December 31, 2022 and the quarter ended March 31, 2023.

Q1 2023
Leasing activity:
New leases:
New leases commenced	5
Total square feet leased	19,812
Annualized straight-line rent per square foot (1)	$54.18
Weighted-average lease term (years) (2)	12.7

Terminated or expired leases: (4)
Number of leases terminated or expired	1
Square feet	4,548
Annualized straight-line rent per square foot (2)	$44.93

______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Comparison of Three Months Ended March 31, 2023 and 2022
As of March 31, 2023, we owned eight properties, all of which were acquired prior to January 1, 2022. Our results of operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $11.8 million for both the quarter ended March 31, 2023, and for the quarter ended March 31, 2022. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants decreased slightly to $15.5 million for the three months ended March 31, 2023 as compared to $15.6 million for the three months ended March 31, 2022. The decrease was primarily due to slightly lower occupancy in the first quarter of 2023 when compared to the first quarter of 2022.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for both the three months ended March 31, 2023 and 2022. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee and in the first quarter of 2022, in accordance with the Side Letter entered into with the Advisor (as defined below), the Advisor reinvested base management fees, aggregating $1.0 million for the February 2022 and March 2022, in shares of the Company’s Class A common stock in the first quarter of 2022. For accounting purposes, these shares as issued using the closing price on date of issue and the related expense was $0.5 million and $1.0 million for the three months ended March 31, 2023 and 2022.
Property Operating Expenses
Property operating expenses decreased to $8.4 million for the three months ended March 31, 2023 compared to $8.6 million for the three months ended March 31, 2022. This was primarily due to lower professional fees, repairs and maintenance and utility expenses for the three months ended March 31, 2023.
Equity-Based Compensation
Equity-based compensation increased $0.1 million to $2.2 million for the three months ended March 31, 2023 compared to $2.1 million for the three months ended March 31, 2022. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The expense from the 2020 OPP is generally consistent period over period. The increase relates to higher restricted share amortization expense due to additional restricted shares issued to employees of the Advisor in April 2022 and to our board of directors in June 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased to $3.2 million for the three months ended March 31, 2023 from $3.0 million for three months ended March 31, 2022. The increase was due to an increase in legal and professional fees due to other events in the first quarter of 2023, such as our election to terminate our REIT status, as well as an accrual recorded for approximately $0.3 million in the quarter ended March 31, 2023 for NYC/NY capital stock taxes. These capital stock taxes will be paid by us during the year ended December 31, 2023 as a C-Corporation rather than as a REIT. These increases were partially offset by lower proxy costs in the quarter ended March 31, 2023. For additional information on our election to terminate our REIT status, see Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2023 and 2022 were $1.0 million ($0.8 million related to salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses) and $1.3 million ($1.0 million related to salaries, wages, and benefits and $0.3 million related to administrative and overhead expenses), respectively.
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
Depreciation and Amortization
Depreciation and amortization expense increased slightly to $7.0 million for the three months ended March 31, 2023 as compared to $7.0 million for the three months ended March 31, 2022.
Interest Expense
Interest expense remained approximately the same at $4.7 million for the three months ended March 31, 2023, compared to $4.7 million for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, our weighted-average outstanding debt balance was $399.5 million, and had a weighted-average effective interest rate of 4.35% in each period. All of our mortgage debt is either fixed rate or swapped to fixed rate and, presently, we have not been affected by rising interest rates.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of general, administrative and property operating expenses.
Net cash used in operating activities was $0.7 million during the three months ended March 31, 2023 and was impacted primarily by a net loss of $11.8 million, adjusted for non-cash items of $10.1 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities was also impacted by an increase in prepaid expenses and other assets of $0.9 million and a increase in accounts payable and accrued expenses associated with operating activities of $1.2 million, an increase in deferred revenue (prepaid rent) of $0.8 million and an increase in straight-line receivable of $0.2 million.
Net cash provided by operating activities was $2.2 million during the three months ended March 31, 2022 and consisted primarily of a net loss of $11.7 million, adjusted for non-cash items of $10.4 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $3.1 million and an increase in accounts payable and accrued expenses associated with operating activities of $2.0 million, a decrease in deferred revenue (prepaid rent) of $0.3 million and an increase in straight-line receivable of $1.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $2.3 million during the three months ended March 31, 2023 consisted of the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street, 1140 Avenue of the Americas and 8713 Fifth Avenue.
Net cash used in investing activities of $0.4 million during the three months ended March 31, 2022 related to the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.

Cash Flows from Financing Activities
Net cash provided by financing activities was $4.0 million during the three months ended March 31, 2023 due primarily to the net proceeds from the Rights Offering of $4.1 million.
Net cash used by financing activities was $6.9 million during the three months ended March 31, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $1.3 million.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the first quarter of 2023.
Cash, Cash Equivalents and Restricted Cash
As of March 31, 2023, we had cash and cash equivalents of $8.8 million as compared to $9.2 million as of December 31, 2022. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $17.1 million as of March 31, 2023.
We had restricted cash of $8.3 million as of March 31, 2023 as compared to $6.9 million as of December 31, 2022. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of March 31, 2023.
Segregated Cash Accounts - Loan Covenant Breaches
The negative impacts of the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements during the quarter ended March 31, 2023.
As of March 31, 2023, we are only operating under two cash traps (1140 Avenue of the Americas and 8713 Fifth Avenue), which together, represent 22% of the rentable square feet in our portfolio as of December 31, 2022. Also, as of March 31, 2023 and December 31, 2022, there was $4.3 million and $3.6 million of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of March 31, 2023 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Liquidity
We do not have any significant scheduled debt principal repayments due until 2024 and believe that we will have sufficient cash available to us to meet our operating and capital requirements over the next year. We expect to fund our operating expenses and capital requirements over the next 12 months with cash on hand, and cash generated from operations that are not otherwise subject to cash traps described herein.
In February 2023, we raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from our Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of our Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, we issued 386,100 shares of our Class A common stock subscribed for in our Rights Offering on February 27, 2023. The net proceeds were used for general corporate purposes.
We may also use cash from dispositions, if we decide to sell an asset (we are evaluating our options for our 421 W. 54th Street - Hit Factory property, which include potentially selling the property to a third party).
To further augment our liquidity, we may potentially be able to generate funds for these needs through the additional offering and sale of Class A common stock through the Common Stock ATM Program as approved by our board, from time to time, and subject to market conditions, the potential issuance or placement of unsecured debt or an offering of equity securities as well as proceeds from property dispositions, if any. In each of August, September, October, November and December 2022,

the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. We issued 15,586, 18,899, 18,285, 19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively. For the full year ended December 31, 2022 in connection with the monthly base management fee earned by the Advisor, an aggregate of 129,671 shares were issued (including those issued in the three months ended March 31, 2022). Our ability to sell shares under our existing shelf registration statement including under the Common Stock ATM Program is limited to one third of our market capitalization unless the aggregate value of our Class A common stock held by non-affiliates exceeds $75.0 million. As of March 31, 2023, our public float was $25.6 million. There is no assurance that any of these prospective sources of capital noted in this paragraph will be available to us on acceptable terms and conditions, if at all.
We continue to focus on increasing occupancy of the portfolio by seeking replacement tenants for leases that had expired or otherwise have been terminated. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will support our occupancy rate and extend the average duration of our leases upon commencement of executed leases. These incentives may result in delayed or reduced cash flow for some period of time. Our ability to generate net cash from our property operations depends, in part on the amount of additional cash we are able to generate through our leasing initiatives, which is not assured, and on our ability to access any excess cash we are able to generate from properties that are encumbered by mortgages where a cash trap event has occurred (see below for more details), which also is not assured.
Dividend Policy
On July 1, 2022, we announced that our board would not declare a dividend for the quarter ended June 30, 2022. Our board of directors concluded that it was in our best interest to suspend paying dividends and to use the monies to generate additional working capital to fund future leasing and tenant improvement costs. Our board of directors did not declare dividends for any later payment in the year ended December 31, 2022 or for the quarter ended March 31, 2023 and plans to reevaluate the dividend policy on a quarterly basis. However, there is no assurance as to when or if the board will authorize future dividends or the amount of any future dividends.
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of March 31, 2023 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate. We do not have any scheduled principal payments due on our mortgage notes payable during the remainder of the year ending December 31, 2023 and we have scheduled principal payments of $49.5 million during the year ending December 31, 2024. The debt maturing in the year ending December 31, 2024 bears interest at a rate equal to 3.72% per annum.
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
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 11 quarters ended March 31, 2023. The principal amount of the loan was $99.0 million as of March 31, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2023 and December 31, 2022 we had $4.3 million and $3.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 11 quarters ended March 31, 2023. The principal amount for the loan was $10.0 million as of March 31, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, we had not yet determined whether we will do so. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. We signed a lease with a new tenant at this property in November 2021, who began occupying a portion of the leased space in the quarter ended March 31, 2023, which brought the occupancy at this property back to 88.6%. When the same tenant occupies the remainder of the space in the second quarter of the year ending December 31, 2023, it will bring the occupancy to 100%, at which point, we anticipate complying with the debt service coverage ratio under the non-recourse mortgage.
Other Information
We entered into one new lease at 9 Times Square representing over 800 square feet during the quarter ended March 31, 2023. We are also working to increase the rental income at our other properties that are not fully occupied as of March 31, 2023. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at 1140 Avenue of the Americas and 8713 Fifth Avenue on terms that allow us to cure the two remaining covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for the remaining breaches on 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages (as disclosed above) are not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of March 31, 2023.
Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). We did not sell any shares of Class A common stock under the Common Stock ATM Program during the first quarter of the year ending December 31, 2023.
Leasing Activity/Occupancy
We had an occupancy level of 84.0% across our portfolio as of March 31, 2023, as compared to 82.7% as of December 31, 2022. Even though overall occupancy did not change materially, the changes in occupancy were as follows:
•Occupancy at 9 Times Square increased to 62.4% as of March 31, 2023, compared to 61.9% as of December 31, 2022. The increase was due to a new lease signed during the three months ended March 31, 2023.
•Occupancy at 123 William Street was consistent (one new lease and one termination) at 91.4% as of March 31, 2023 and December 31, 2022.
•Occupancy at 1140 Avenue of the Americas increased to 74.6% as of March 31, 2023, compared to 70.9% as of December 31, 2022. The increase was due to two new leases signed during the three months ended March 31, 2023.
•Occupancy at 8713 Fifth Avenue increased to 88.6% as of March 31, 2023, compared to 57.1% as of December 31, 2022. The increase was due to one new lease signed during the three months ended March 31, 2023. We signed a new lease with a new tenant in November 2021 and the tenant occupied the majority of the space in the first quarter of 2023, bringing the occupancy to 88.6% as of March 31, 2023, and when the remainder of the space is occupied in the second quarter of the year ending December 31, 2023 by the this same tenant, it will bring the occupancy to 100%

Capital Expenditures
For the three months ended March 31, 2023, we funded an aggregate of $2.3 million of capital expenditures primarily related to tenant and building improvements at 123 William Street, 9 Times Square 1140 Avenue of the Americas, and 8713 Fifth Avenue. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year ending December 31, 2023, including amounts we expect to fund under new or replacement leases, will likely be similar to the amount invested in the year ended December 31, 2022. We funded our capital expenditures during the three months ended March 31, 2023 with cash on hand consisting of proceeds from previous offerings/financings and, cash retained from the Advisor by electing to receive shares of our Class A common stock in lieu of cash for its base management fee for January 2023. The economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.

Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2023.
We are evaluating our options for our 421 W. 54th Street — Hit Factory property, which include potentially selling or leasing the property to a third party. The sole tenant terminated its lease early and vacated the space during the second quarter of 2018.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
In December 2022 we announced that that we changed our business strategy and terminated our election to be taxed as a REIT effective January 1, 2023. However, our business and operations have not materially changed in the quarter ended March 31, 2023 since we did not make new investments. Therefore, we did not change any of the non-GAAP metrics that we have historically used to evaluate performance.
Funds from Operations and Core Funds from Operations
Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a performance measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a company with a business similar to our current business. FFO is not equivalent to net income or loss as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, unemployment and consumer spending, presentations of operating results for a company with a business similar to our current business using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded companies with businesses similar to our current business, although Core FFO presented by us may not be comparable to Core FFO reported by other companies that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, non-cash equity-based compensation and costs incurred for the 2022 contested proxy that were specifically related to the portion of our 2022 proxy contest. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of normal operating performance. Further, we do not consider the costs associated with the 2022 contested proxy, while paid in cash, to be indicative of normal operating performance. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs described above, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our operating performance results.
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended March 31,
(In thousands)	2023	2022 (3)
Net loss attributable to common stockholders (in accordance with GAAP)	$(11,758)	$(11,712)
Depreciation and amortization	6,952	6,981
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(4,806)	(4,731)
Equity-based compensation (1)	2,200	2,120
Expenses attributable to portion of 2022 proxy contest (2)	—	393
Core FFO (deficit) attributable to common stockholders	$(2,606)	$(2,218)
(1) Includes expense related to the amortization of our restricted common shares and LTIP Units related to its multi-year outperformance agreement for all periods presented. Management has not added back the cost of the base management fee elected to be received by the Advisor in shares in lieu of cash or the Advisor’s base management fee used by the Advisor under the Side Letter to purchase shares because such amounts are considered a normal operating expense. Such amounts included in net loss were $0.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
(2) Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of our 2022 proxy contest. We do not consider these expenses to be part of our normal operating performance and has, accordingly, increased its Core FFO for this amount.
(3) The three month period ended March 31, 2022 was revised (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).
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
We use Cash NOI internally as a performance measure and believe Cash NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe Cash NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe Cash NOI is useful to investors as performance measures because, when compared across periods, Cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Cash NOI presented by us may not be comparable to Cash NOI reported by other companies that may define Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements.

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022 (1)
Net loss (in accordance with GAAP)	$(11,758)	$(11,712)
Depreciation and amortization	6,952	6,981
Interest expense	4,663	4,715
Equity-based compensation	2,200	2,120
Other expense	(9)	37
Asset and property management fees to related parties	1,884	1,922
General and administrative	3,181	2,986
Accretion of below- and amortization of above-market lease liabilities and assets, net	36	(51)
Straight-line rent (revenue as a lessor)	(204)	(1,303)
Straight-line ground rent (expense as lessee)	27	27
Cash NOI	$6,972	$5,722
(1) The three month period ended March 31, 2022 was revised (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).
Dividends
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 (see full discussion in Liquidity and Capital Resources section above).
Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations from existing or new assets. We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock or any other class or series of stock we may issue in the future. There is no assurance we will reinstitute the payment dividends at the previous rate, or at all. The amount of dividends we may pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, and requirements of Maryland law.
Previous Election as a REIT
We elected to be taxed as a REIT, effective commencing with our taxable year ended December 31, 2014 and ending on December 31, 2022, as a result of the board authorized termination of our REIT election which became effective on January 1, 2023. We believe that, during the period commencing with our taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains and comply with a number of other organizational and operational requirements. As a REIT, we were generally not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in the year ending December 31, 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT for the year ended December 31, 2022.

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 5.0%. To help mitigate the adverse impact of inflation, approximately 85% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of March 31, 2023 approximately 85% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 15% do not contain any escalation provisions.
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
See Note 14 — Subsequent Events to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and we direct your attention to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On January 3, 2023, pursuant to and in accordance with the Advisory Agreement, the Advisor elected to receive 31,407 shares of the Company’s Class A common stock in lieu of cash of $0.5 million for the base management fees due to the Advisor for services rendered in January 2023. The shares were issued to the Advisor at a price equivalent to the 10-day average price of 15.92 per share, which was greater than the minimum price required under the NYSE rules. Each issuance of shares to the Advisor was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.
The Company did not use any underwriters or placement agents in connection with the offer and sale of shares described above.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBITS INDEX

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (7)	Second Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.6 (4)	Articles of Amendment relating to reverse stock split
3.7 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.8 (4)	Articles Supplementary classifying and designating Class B common stock
3.9 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.10 (6)	Articles Supplementary reclassifying Class B common stock into Class A common stock
3.11 (8)	Articles of Amendment relating to Reverse Stock Split (2023)
3.12 (8)	Articles of Amendment relating to par value decrease (2023)
3.13 (9)	Articles of Amendment relating to name change (2023)
4.1 (9)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.2 (9)	Certificate of Notice of American Strategic Investment Co.
10.1 (9)	Second Amendment to Waiver Agreement, dated January 23, 2023, by and among American Strategic Investment Co., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.2 (9)	Dealer Manager Agreement, dated January 23, 2023, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and B. Riley Securities, Inc.
10.3 (9)	Form of Rights Card
10.4 (9)	Form of Instructions as to Use of Rights Certificates
10.5 (9)	Form of Broker Letter to Clients who are Beneficial Holders
10.6 (9)	Form of Notice to Foreign Stockholders who are Record Holders
10.7 (9)	Form of Beneficial Owner Election Form
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2020.
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2020.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 18, 2020.
(6) Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2022.
(7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2022.

EXHIBITS INDEX
(8) Filed as an exhibit to our Form 8-K filed with the SEC on January 12, 2023.
(9) Filed as an exhibit to our Form 8-K filed with the SEC on January 24, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STRATEGIC INVESTMENT CO.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Executive Chairman, Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Christopher J. Masterson
Christopher J. Masterson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 12, 2023