Form 10-Q
period 2023-06-30
American Strategic Investment Co.
filed 2023-08-11
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 8, 2023, the registrant had 2,326,993 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$192,489	$192,600
Buildings and improvements	577,761	576,686
Acquired intangible assets	63,445	71,848
Total real estate investments, at cost	833,695	841,134
Less accumulated depreciation and amortization	(171,721)	(167,978)
Total real estate investments, net	661,974	673,156
Cash and cash equivalents	7,052	9,215
Restricted cash	6,112	6,902
Operating lease right-of-use asset	54,846	54,954
Prepaid expenses and other assets	5,540	5,624
Derivative asset, at fair value	1,184	1,607
Straight-line rent receivable	29,203	29,116
Deferred leasing costs, net	9,581	9,881
Total assets	$775,492	$790,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$394,931	$394,159
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $401 and $118 at June 30, 2023 and December 31, 2022, respectively)	12,045	12,787
Operating lease liability	54,687	54,716
Below-market lease liabilities, net	2,495	3,006
Deferred revenue	3,835	4,211
Total liabilities	467,993	468,879

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,302,950 and 1,886,298 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	23	19
Additional paid-in capital	703,587	698,761
Accumulated other comprehensive income	1,203	1,637
Distributions in excess of accumulated earnings	(422,012)	(399,355)
Total stockholders’ equity	282,801	301,062
Non-controlling interests	24,698	20,514
Total equity	307,499	321,576
Total liabilities and equity	$775,492	$790,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Revenue from tenants	$15,782	$16,231		$31,316	$31,877

Operating expenses:
Asset and property management fees to related parties	1,988	1,785		3,872	3,707
Property operating	8,353	8,329		16,774	16,926
Impairment of real estate investments	151	—		151	—
Equity-based compensation	2,304	2,201		4,504	4,321
General and administrative	2,439	5,175		5,620	8,161
Depreciation and amortization	6,749	7,041		13,701	14,022
Total operating expenses	21,984	24,531		44,622	47,137
Operating loss	(6,202)	(8,300)		(13,306)	(15,260)
Other income (expense):
Interest expense	(4,707)	(4,703)		(9,370)	(9,418)
Other income (expense)	10	2		19	(35)
Total other expense	(4,697)	(4,701)		(9,351)	(9,453)
Net loss and Net loss attributable to common stockholders	$(10,899)	$(13,001)		$(22,657)	$(24,713)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	(52)	622		(434)	2,372
Other comprehensive (loss) income	(52)	622		(434)	2,372
Comprehensive loss	$(10,951)	$(12,379)		$(23,091)	$(22,341)

Weighted-average shares outstanding — Basic and Diluted	2,286,797	1,679,211	(1)	2,163,524	1,670,880	(1)
Net loss per share attributable to common stockholders — Basic and Diluted	$(4.77)	$(7.77)	(1)	$(10.47)	$(14.84)	(1)
______
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	2,054	—	320	—	—	320	4,184	4,504
Common stock shares withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(22,657)	(22,657)	—	(22,657)
Other comprehensive income	—	—	—	(434)	—	(434)	—	(434)
Balance, June 30, 2023	2,302,950	$23	$703,587	$1,203	$(422,012)	$282,801	$24,698	$307,499

	Three Months Ended June 30, 2023
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2023	2,303,895	$23	$703,385	$1,255	$(411,113)	$293,550	$22,606	$316,156
Equity-based compensation	16	—	212	—	—	212	2,092	2,304
Common stock shares withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(10,899)	(10,899)	—	(10,899)
Other comprehensive income	—	—	—	(52)	—	(52)	—	(52)
Balance, June 30, 2023	2,302,950	$23	$703,587	$1,203	$(422,012)	$282,801	$24,698	$307,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	1,659,717	$17	$691,234	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Common stock issued to the Advisor in connection with management fees (see Note 7)	26,913	—	2,321	—	—	2,321	—	2,321
Equity-based compensation	16,963	—	138	—	—	138	4,183	4,321
Common stock issued to directors in lieu of cash for board fees	1,255	—	121	—	—	121	—	121
Dividends declared on common stock, $0.20 per share	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders					(80)	(80)		(80)
Net loss	—	—	—	—	(24,713)	(24,713)	—	(24,713)
Other comprehensive income	—	—	—	2,372	—	2,372	—	2,372
Balance, June 30, 2022	1,704,848	$17	$693,814	$819	$(378,172)	$316,478	$16,330	$332,808
________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

	Three Months Ended June 30, 2022
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2022	1,671,476	$17	$692,329	$197	$(363,790)	$328,753	$14,239	$342,992
Common stock issued to the Advisor in connection with management fees (see Note 7)	15,803	—	1,313	—	—	1,313	—	1,313
Equity-based compensation	16,963	—	110	—	—	110	2,091	2,201
Common stock issued to directors in lieu of cash for board fees	606	—	62	—	—	62	—	62
Dividends declared on common stock, $0.10 per share	—	—	—	—	(1,341)	(1,341)	—	(1,341)
Distributions paid to non-controlling interest holders	—	—	—	—	(40)	(40)	—	(40)
Net loss	—	—	—	—	(13,001)	(13,001)	—	(13,001)
Other comprehensive income	—	—	—	622	—	622	—	622
Balance, June 30, 2022	1,704,848	$17	$693,814	$819	$(378,172)	$316,478	$16,330	$332,808
_________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,657)	$(24,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,701	14,022
Amortization of deferred financing costs	771	771
Accretion of below- and amortization of above-market lease liabilities and assets, net	(9)	(101)
Equity-based compensation	4,504	4,321
Management fees paid/reinvested in common stock by the Advisor	485	2,321
Impairments of real estate investments	151	—
Changes in assets and liabilities:
Straight-line rent receivable	(84)	(2,233)
Straight-line rent payable	54	54
Prepaid expenses, other assets and deferred costs	(471)	(499)
Accounts payable, accrued expenses and other liabilities	(246)	9,197
Deferred revenue	(376)	(1,403)
Net cash provided by (used in) operating activities	(4,177)	1,737
Cash flows from investing activities:
Capital expenditures	(2,801)	(1,374)
Net cash used in investing activities	(2,801)	(1,374)
Cash flows from financing activities:
Payments on mortgage note payable	—	(5,500)
Proceeds from Rights Offering, net (see Note 7)	4,059	—
Dividends paid on common stock	—	(2,670)
Redemption of fractional shares of common stock and restricted shares	(24)	—
Distributions to non-controlling interest holders	—	(80)
Common stock shares withheld upon vesting of restricted shares	(10)	—
Net cash provided by (used in) financing activities	4,025	(8,250)
Net change in cash, cash equivalents and restricted cash	(2,953)	(7,887)
Cash, cash equivalents and restricted cash, beginning of period	16,117	28,428
Cash, cash equivalents and restricted cash, end of period	$13,164	$20,541

Cash and cash equivalents	$7,052	$8,097
Restricted cash	6,112	12,444
Cash, cash equivalents and restricted cash, end of period	$13,164	$20,541

Supplemental Disclosures:
Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$—	$121
Net change in accrued capital expenditures for the period	496	685
Common stock issued to the Advisor in connection with management fees (see Note 7)	485	2,321
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At the Company’s 1140 Avenue of the Americas property, during the third quarter of 2021, the Company also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of June 30, 2023, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2023 and 2022, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership (“LTIP Units”) during 2020, which are reflected as part of non-controlling interest as of June 30, 2023 and December 31, 2022 (see Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information).
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The negative effects of the global pandemic did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020 and 2021, which in some cases led to breaches of certain debt covenants, some of which are still in effect (see below). However, with the exception of one minor lease deferral during the third quarter of 2022, which was unrelated to the impact of COVID-19, the trend of tenants not paying monthly rent did not continue during 2022 or in the first two quarters of the year ending December 31, 2023. The Company took a proactive approach to achieve mutually agreeable solutions with some of its tenants and in some cases, during 2020 and 2021, the Company executed different types of lease amendments with multiple tenants which included deferrals, abatements, extensions to the term of the leases, and in one instance, a reduction of the lease term and the Company continues to modify leases as opportunities arise. During the quarter ended June 30, 2023 we had three tenant leases naturally expire and one tenant elect an early termination for October of 2023, which were unrelated to the impact of COVID-19, and four new leases that commenced.

As a result of the financial difficulties of some of the Company’s tenants during 2020 and 2021, as described above, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events, where operating cash flow from the property after debt service was held in restricted cash as additional collateral for the loan, that continued through the quarter ended June 30, 2023 (except for the 9 Times Square and Laurel/Riverside properties), but were not events of default. Currently, the Company is no longer in breach of the covenants for the Laurel/Riverside property or for its 9 Times Square property. The Company remains in breach of the 1140 Avenue of the Americas and 8713 Fifth Avenue loans as of June 30, 2023. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of June 30, 2023, of the debt covenants under the mortgages secured by these properties.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (“FASB”) and U.S. Securities and Exchange Commission (the “SEC”) have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2023, these leases had a weighted-average remaining lease term of 6.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the six months ended June 30, 2023 and 2022, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through June 30, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with our past presentation. The Company has adopted this guidance as of June 30, 2023.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2023 or 2022. Also, there were no dispositions of real estate during the six months ended June 30, 2023 or 2022. However, the Company is evaluating its options for its 421 W. 54th Street - Hit Factory property, which include current discussions to potentially sell or lease the property to a third party. As no agreement has been reached, the property does not qualify to be classified as held for sale on the consolidated balance sheet as of June 30, 2023. During the quarter ended June 30, 2023, the Company recorded an impairment charge of $0.2 million for this property as it was determined that the carrying value exceeded the Company’s most recent estimate of fair market value of the property as of June 30, 2023.
Significant Tenants
As of June 30, 2023 and December 31, 2022, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
In-place leases	$909	$1,326	$2,003	$2,606
Other intangibles	177	177	354	354
Total included in depreciation and amortization	$1,086	$1,503	$2,357	$2,960

Above-market lease intangibles	$197	$263	$477	$526
Below-market lease liabilities	(255)	(326)	(511)	(652)
Total included in revenue from tenants	$(58)	$(63)	$(34)	$(126)

Below-market ground lease, included in property operating expenses	$12	$12	$25	$25
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2023:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place leases	$1,330	$2,259	$1,200	$632	$624
Other intangibles	354	708	708	708	708
Total to be included in depreciation and amortization	$1,684	$2,967	$1,908	$1,340	$1,332

Above-market lease assets	$349	$314	$123	$117	$117
Below-market lease liabilities	(434)	(850)	(503)	(183)	(180)
Total to be included in revenue from tenants	$(85)	$(536)	$(380)	$(66)	$(63)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2023 and December 31, 2022 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2023	December 31, 2022	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
9 Times Square	1	49,500	49,500	3.72%	Fixed	(2)	Apr. 2024
1140 Avenue of the Americas (3)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (4)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.35%
Less: deferred financing costs, net (5)		(4,569)	(5,341)
Mortgage notes payable, net		$394,931	$394,159
_______
(1)As of June 30, 2023, $0.9 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. The restricted cash can be used to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of June 30, 2023 (see Note 6 — Derivatives and Hedging Activities for additional information).
(3)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of June 30, 2023 and December 31, 2022, there was $2.3 million and $3.6 million, respectively, held in a cash management account, which is part of the Company’s restricted cash on its consolidated balance sheet. See “Debt Covenants” section below for additional details
(4)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property, if any, is required to be held segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of June 30, 2023 and December 31, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the fourth quarter ending December 31, 2023, which will bring the occupancy to 100.0%.
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
Collateral and Principal Payments
Real estate assets and intangible assets of $818.5 million, at cost (net of below-market lease liabilities), as of June 30, 2023 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2023:

(In thousands)	Future Minimum Principal Payments
2023 (remainder)	$—
2024	49,500
2025	—
2026	99,000
2027	140,000
Thereafter	111,000
Total	$399,500

Debt Covenants
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 12 quarters ended June 30, 2023. The principal amount of the loan was $99.0 million as of June 30, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of June 30, 2023 and December 31, 2022 the Company had $2.3 million and $3.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 12 quarters ended June 30, 2023. The principal amount for the loan was $10.0 million as of June 30, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, the Company had not yet determined whether it will do so. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the fourth quarter of the year ending December 31, 2023, which will bring the occupancy to 100.0%
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of June 30, 2023, and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

LIBOR Transition
The Company had a mortgage loan agreement and a related derivative agreement for a “pay-fixed” interest swap that had terms that were previously based on LIBOR. However, in March of 2022, effective with the 9 Times Square loan modification and the termination and replacement of the “pay-fixed” swaps, both the mortgage loan agreement and the current “pay-fixed” interest swaps are now based on SOFR.
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
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2023
Interest rate “Pay - Fixed” swaps - assets	$—	$1,184	$—	$1,184
Total	$—	$1,184	$—	$1,184

December 31, 2022
Interest rate “Pay - Fixed” swaps - assets	$—	$1,607	$—	$1,607
Total	$—	$1,607	$—	$1,607

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		June 30, 2023		December 31, 2022
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$48,478	$49,500	$48,282
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	87,514	99,000	89,015
Mortgage note payable — 123 William Street	3	140,000	123,823	140,000	126,814
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	42,741	50,000	44,023
Mortgage note payable — 8713 Fifth Avenue	3	10,000	8,642	10,000	8,933
Mortgage note payable — 196 Orchard Street	3	51,000	43,095	51,000	42,349
Total		$399,500	$354,293	$399,500	$359,416
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$1,184	$1,607
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2023 and year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the six month period ended June 30, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income (“AOCI”). The amount will be amortized into interest expense over the term of the hedged item. There was $18,281 of unamortized balance left as of June 30, 2023.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $1.2 million will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
As of June 30, 2023 and December 31, 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2023		December 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$49,500

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$318	$454	$243	$1,878
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$370	$(168)	$678	$(494)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,707	$4,703	$9,370	$9,418
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2023	$1,184	$—	$—	$1,184	$—	$—	1,184
December 31, 2022	$1,607	$—	$—	$1,607	$—	$—	1,607
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2023, the Company’s did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of June 30, 2023, the Company did not post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 7 — Stockholders’ Equity
As of June 30, 2023 and December 31, 2022, the Company had 2.3 million and 1.9 million shares (adjusted for the Reverse Stock Split) of common stock outstanding, respectively, including unvested restricted shares. As of June 30, 2023, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
Rights Offering
In February 2023, the Company raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
subscribed for in the Rights Offering on February 27, 2023. In connection with the Rights Offering, Bellevue and its affiliates acquired approximately 367,956 shares.
Dividends
During the three months ended March 31, 2022 and June 30, 2022, the Company paid dividends to common stockholders in the amount of $0.80 per share for each quarter (adjusted for the Reverse Stock Split per quarter) of common stock per year, payable to holders of record on a single quarterly record date. On July 1, 2022, the Company announced that it suspended paying dividends and has not declared or paid dividends, beginning with the quarter ended June 30, 2022.
Class A Common Stock Issued to the Advisor - Side Letter and In Lieu of Cash for the Management Fee
In January 2023, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for that month. The Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split) which was greater than minimum price required by the NYSE rules. The Company has paid the Advisor in cash for the Advisor’s management fees in subsequent months through August 2023.
In accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $1.0 million and $1.5 million in shares of the Company’s Class A common stock in the first and second quarters of 2022, respectively. As a result, the Company issued 5,672, 5,438, 4,848, 5,031 and 5,924 shares (all adjusted for the Reverse Stock Split) of its Class A common stock in February, March, April, May and June 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 15,586, 18,899, 18,285,19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively, using the 10-day average price of $32.08, $26.24, $27.36, $25.92 and $20.24 per share (adjusted for the Reverse Stock Split), respectively, which was greater than the minimum price required under NYSE rules. The Advisor is not obligated to accept shares in lieu of cash for these fees and makes this election monthly.
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee, as elected by the Advisor, were treated as issued using the closing price on date of issue and the related expense for the year are reflected as $0.5 million for the six months ended June 30, 2023 and $1.3 million and $2.3 million for the three and six months ended June 30, 2022, respectively.
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
•649 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the first quarter of 2022 (for services rendered in the fourth quarter of the year ended December 31, 2021), and
•606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the quarter ended June 30, 2022 (for services rendered in the quarter ended March 31, 2022).
The Company paid all directors fees in cash during the second quarter, third quarter and fourth quarter of the year ended December 31, 2022 as well as the first six months of the year ending December 31, 2023.
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, pursuant to which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). The Company’s ability to sell shares under its existing shelf registration statement, including under the Common

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Stock ATM Program, is limited to one third of the Company’s market capitalization or “public float” unless the aggregate value of its Class A Common Stock held by non-affiliates exceeds $75.0 million. Additionally, the shelf registration Statement covering sales under the Common Stock ATM Program will expire on October 1, 2023.
In August 2022, Bellevue Capital Partners, LLC, (“Bellevue”), which is an entity that controls the Advisor, expressed a desire to invest additional capital in the Company. Although no written agreement was entered into, the Company’s board of directors authorized the issuance of up to 125,000 shares of the Company’s Class A common stock (adjusted for the Reverse Stock Split) for these purposes. During the three months ended September 30, 2022, the Company sold 79,114 shares of Class A common stock (adjusted for the Reverse Stock Split) to Bellevue, for gross proceeds of $2.0 million, before nominal commissions associated with the sale. These shares were issued to Bellevue through block trades executed under the Company’s Common Stock ATM Program. Bellevue may, from time to time at its discretion, purchase additional shares of Class A common stock from the Company through additional block trades. However, there is no assurance as to the number of shares of the Company’s Class A common stock, if any, that Bellevue may seek to purchase.
Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan, but did not take actions to declare a dividend for the plan to become effective. In August 2020, in connection with the listing of the Company’s shares on the NYSE and the related bifurcation of common stock into Class A and Class B common stock, the Company entered into an amended and restated rights agreement, which amended and restated the stockholders rights plan approved in May 2020 and declared a dividend payable in August 2020, of one Class A right for and on each share of Class A common stock and one Class B right for and on each share of Class B common stock, in each case, outstanding on the close of business on August 28, 2020 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), of the Company at a price of $55.00 per one one-thousandth of a share of Series A Preferred Stock, represented by a right, subject to adjustment. The expiration date of these rights has subsequently been extended to August 18, 2025.
Distribution Reinvestment Plan
An amendment and restatement of the distribution reinvestment plan (the “A&R DRIP”) in connection with the listing of the Company’s shares on the NYSE became effective on August 28, 2020. The A&R DRIP allows stockholders who have elected to participate to have dividends paid with respect to all or a portion of their shares of Class A common stock and Class B common stock reinvested in additional shares of Class A common stock. Shares received by participants in the A&R DRIP will represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on the NYSE on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with proceeds from reinvested dividends to participants for the related quarter, less a per share processing fee.
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the six months ended June 30, 2023 and year ended December 31, 2022, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
As of June 30, 2023, the Company’s ground lease had a weighted-average remaining lease term of 43.5 years and a discount rate of 8.6%. As of June 30, 2023, the Company’s balance sheet includes an ROU asset and liability of $54.8 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and six months ended June 30, 2023, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard. For the three and six

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
months ended June 30, 2022, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the six months ended June 30, 2023 and 2022.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of June 30, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$2,373
2024	4,746
2025	4,746
2026	4,746
2027	4,746
Thereafter	193,008
Total lease payments	214,365
Less: Effects of discounting	(159,678)
Total present value of lease payments	$54,687
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2023, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2023 and December 31, 2022, entities wholly owned by AR Global owned 290,937 and 129,671 shares (both adjusted for the Reverse Stock Split), respectively, of the Company’s outstanding Class A common stock. As of June 30, 2023 and December 31, 2022, Bellevue owned approximately 35.8% and 20% of outstanding shares of the Company, respectively.
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
June 30, 2023
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and during the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended June 30, 2023 or 2022.
Side Letter With the Advisor
On February 4, 2022, the Company entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement pursuant to which the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest all fees received by the Advisor under Section 10(c)(i)-(ii) of the Advisory Agreement in shares of the Company’s Class A common stock, par value $0.01 per share (the “Shares”), in an amount aggregating no more than $3.0 million. The price of the Shares was determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement and was not less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. The Advisor was paid base management fees, aggregating approximately $1.0 million and $1.5 million in cash and reinvested these fees in shares of the Company’s Class A common stock in the first and second quarters of the year ended December 31, 2022, respectively (see Note 7 — Stockholders Equity for more information).
Management Fee Expense
The Company recorded expense of $1.5 million and $3.0 million for base asset management fees during the three and six months ended June 30, 2023 and $1.3 million and $2.8 million during the three and six months ended June 30, 2022. There were no variable management fees incurred in either of these periods. The management fees for the quarter ended March 31, 2023 and the first and second quarters of 2022 were paid partially with cash. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis. The management fees for both periods were paid as follows:
•The Company paid cash base management fees of $1.5 million (for April, May and June 2023) in the three months ended June 30, 2023 and it paid $2.5 million (for February through June 2023) in the six months ended June 30, 2023. In addition, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for January 2023 and as a result, the Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split).
•The Company paid cash base management fees of $0.5 million (for January 2022) in the three months ended March 31, 2022. Also, in accordance with the Side Letter, the Advisor was paid base management fees, aggregating

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
approximately $1.0 million and $1.5 million in cash and reinvested these fees in shares of the Company’s Class A common stock in the first and second quarters of the year ended December 31, 2022, respectively. As a result, the Company issued 5,672, 5,438 4,848, 5,031 and 5,924 shares (all adjusted for the Reverse Stock Split) of its Class A common stock in February, March, April, May and June 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
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
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor for January 2023, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $0.5 million for the six months ended June 30, 2023 and $1.3 million and $2.3 million for the three and six months ended June 30, 2022, respectively.
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
The Company incurred approximately $0.5 million and $0.9 million in property management fees during both the three and six months ended June 30, 2023, and June 30, 2022, respectively.
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
•(i) With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
(ii) $2.6 million, or
(iii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
Professional fees and other reimbursement include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
Professional fees and other reimbursements for the three and six months ended June 30, 2023 were $1.2 million and $2.5 million, respectively.
•The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2023 were $0.8 million ($0.7 million were for salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2023 were $1.9 million ($1.5 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three and six months ended June 30, 2022 were $1.2 million and $2.7 million, respectively.
•The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2022 were $0.9 million ($0.7 million were for salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses), respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2022 was $2.1 million ($1.7 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses), respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Ongoing fees:
Asset and property management fees to related parties (1)	$1,988	$1,785	$3,872	$3,707	$401	$118
Professional fees and other reimbursements (2)	1,167	1,223	2,528	2,739	—	—
Total related party operation fees and reimbursements	$3,155	$3,008	$6,400	$6,446	$401	$118
________
(1)During the six months ended June 30, 2023, approximately $0.5 million of this expense was paid with shares of the Company’s Class A common stock (see disclosed above) for shares accepted in lieu of cash. During the six months ended June 30, 2022, the Advisor was paid base management fees aggregating $2.3 million in cash and reinvested these fees in shares of the Company’s Class A common stock.
(2)Amounts for the three months ended June 30, 2023 and 2022 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
Termination Fees Payable to the Advisor
The Advisory Agreement requires the Company to pay a termination fee to the Advisor in the event the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Advisory Agreement). The termination fee is equal to
•$15 million plus an amount equal to the product of
i.    three (if the termination was effective on or prior to June 30, 2020) or four (if the termination is effective after
June 30, 2020), multiplied by
ii.    applicable Subject Fees.
The “Subject Fees” are equal to (i) the product of
•12, multiplied by (b) the actual base management fee for the month immediately prior to the month in which the Advisory Agreement is terminated, plus
ii.    the product of (x) four multiplied by (y) the actual variable management fee for the quarter immediately prior to the quarter in which the Advisory Agreement is terminated, plus,
iii.    without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity issued by the Company and its subsidiaries in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Advisory Agreement is terminated.
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
Note 11 — Equity-Based Compensation
Equity Plans
Restricted Share Plan
Prior to the Company listing its shares on the NYSE, the Company had an employee and director incentive restricted share plan (as amended, the “RSP”). The RSP provided for the automatic grant of the number of restricted shares equal to $30,000 divided by the then-current Estimated Per-Share NAV, which were made without any further approval by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such restricted shares vesting annually over a five-year period following the grant date in increments of 20.0% per annum. The RSP also provided the Company with the ability to grant awards of restricted shares to the Company’s board of directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
2020 Equity Plan
Effective at the time of the listing, the Company’s independent directors approved an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2020 Equity Plan”). The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Awards under the Individual Plan are open to the Company’s directors, officers and employees (if the Company ever has employees), employees, officers and directors of the Advisor and as a general matter, employees of affiliates of the Advisor that provide services to the Company. Awards under the Advisor Plan may only be granted to the Advisor and its affiliates (including any person to whom the Advisor subcontracts substantially all of responsibility for directing or performing the day-to-day business affairs of the Company).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The 2020 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2020 Equity Plan at the listing of its shares on the NYSE, no further awards have been or will be granted under the RSP; provided, however, any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain in effect in accordance with their terms and the terms of the RSP, until all those awards are exercised, settled, forfeited, canceled, expired or otherwise terminated. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares, the 2020 Equity Plan has been expanded to also permit awards of restricted stock units, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards. In addition, the 2020 Equity Plan eliminates the “automatic grant” provisions of the RSP that dictated the terms and amount of the annual award of restricted shares to independent directors. Grants to independent directors are made in accordance with the Company’s new director compensation program, as described below under “—Director Compensation.” The 2020 Equity Plan has a term of 10 years, expiring August 18, 2030. The number of shares of the Company’s capital stock that may be issued or subject to awards under the 2020 Equity Plan, in the aggregate, is equal to 20.0% of the Company’s outstanding shares of Class A common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa.
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of June 30, 2023 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table displays restricted share award activity during the six months ended June 30, 2023:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	18,134	$90.16
Granted	2,051	$15.41
Vested	(5,917)	$(83.65)
Forfeitures	—	$—
Unvested, June, 2023	14,268	$151.49
As of June 30, 2023, the Company had $1.1 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.4 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $109,516 and $137,262 for the three and six months ended June 30, 2022, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss. Also, for the three and nine months ended September 30, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.
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
For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the single LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million and $4.2 million, respectively. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of June 30, 2023, the Company had $1.1 million of unrecognized compensation expense related to the LTIP Units, which is expected to be recognized over a period of 0.1 years.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on the Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. Through the six months ended June 30, 2022 we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. Subsequently, the board decided not to declare any further dividends. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared. Because the LTIP Units only receive distributions when the Class A common stock receives dividends, no distributions have been paid since the quarter ended March 31, 2022.
For the three and six months ended June 30, 2023, the Company did not pay distributions related to the LTIP units and during the three and six months ended June 30, 2022, the Company paid $40,000 and $80,000, respectively, of distributions related to the LTIP units.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Other Share-Based Compensation
The Company may issue Class A common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter of the year ended December 31, 2021 and accordingly, the expense was recorded in the fourth quarter of the year ended December 31, 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of the year ended December 31, 2022 and accordingly, the expense was recorded in the first quarter of the year ended December 31, 2022. As a result, the Company issued 649 and 606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the first and second quarters of the year ended December 31, 2022, respectively, relating to services rendered and expenses recorded in the year ended December 31, 2021 and quarter ended March 31, 2022, respectively. There were no shares of common stock issued in lieu of cash during the three and six months ended June 30, 2023.
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
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of June 30, 2023 and as of December 31, 2022. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the three and six months ended June 30, 2023 and 2022. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2023. Accordingly, the Company has recorded no income tax expense (after considering changes in the valuation allowance) for the three and six months ended June 30, 2023. The Company remains in a net deferred tax asset position with a full valuation allowance as of both June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company had no material uncertain tax positions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022		2023	2022
Net loss attributable to common stockholders (in thousands)	$(10,899)	$(13,001)		$(22,657)	$(24,713)
Adjustments to net loss attributable to common stockholders	—	(40)		—	(80)
Adjusted net loss attributable to common stockholders	$(10,899)	$(13,041)		$(22,657)	$(24,793)
Weighted average shares outstanding — Basic and Diluted	2,286,797	1,679,211	(1)	2,163,524	1,670,880	(1)
Net loss per share attributable to common stockholders — Basic and Diluted	$(4.77)	$(7.77)	(1)	$(10.47)	$(14.84)	(1)
(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three and six month periods ended June 30, 2023 relating to distributions to LTIP Units which are paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested restricted shares (1)	16,399	13,890	18,241	8,548
LTIP Units (2)	501,605	501,605	501,605	501,605
Total weighted-average anti-dilutive common share equivalents	518,004	515,495	519,846	510,153
_______
(1) There were 14,268 and 19,434 unvested restricted shares outstanding as of June 30, 2023 and 2022, respectively (adjusted for the Reverse Stock Split).
(2) There were 501,605 LTIP Units outstanding (adjusted for the Reverse Stock Split) as of June 30, 2023 and 2022, respectively (see Note 11 — Equity-Based Compensation for additional information).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for and six month periods ended June 30, 2023 and 2022, respectively, based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for six month periods ended June 30, 2023 because either or both (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at June 30, 2023 and 2022 or (ii) the Company recorded a net loss to common stockholders for all periods presented and any shares conditionally issuable under the LTIPs would be anti-dilutive.
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
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. At our 1140 Avenue of the Americas property, during the third quarter of 2021, we also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of June 30, 2023, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million with an overall occupancy of 85.1%.
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
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused certain of our tenants to be unable to make rent payments to us timely, or at all. As a result, we did experience delays in rent collections during 2021, however, with the exception of one minor lease deferral during the third quarter of the year ended December 31, 2022, this trend did not continue into 2022 or the first six months of 2023. During the quarter ended June 30, 2023 we had two lease terminations, unrelated to the impact of COVID-19, and four new leases that commenced and we continue to modify leases as opportunities arise.
Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active, to fund operating expenses at our other properties and other capital requirements. As of June 30, 2023 two of our mortgages aggregating $109.0 million in principal amount remained in a cash trap event, all as described in detail further below in the Liquidity and Capital Resources section.
We took several steps to mitigate the impact of the pandemic on our business and in some cases, in 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. There were no new deferrals or abatements during the six months ended June 30, 2023.
Our portfolio is primarily comprised of office and retail tenants. We have collected 100% of original cash rent due across our entire portfolio for the three months ended June 30, 2023 (based on annualized straight-line rent as of June 30, 2023). The original cash rent received across our entire portfolio was consistent with the first quarter 2023 and the 2022 quarterly collection percentages. We expect our cash rent collections will stay at current levels, however there can be no assurance that we will be able to collect cash rent at these levels in the future. The cash rent collections for the second quarter of 2023 includes cash receipts through July 31, 2023 and therefore is inclusive of cash received in July for rent due in the second quarter of 2023. Cash received in July 2023 is not included in cash and cash equivalents on our June 30, 2023 consolidated balance sheet and was immaterial in amount for quarter ended June 30, 2023. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
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

Properties
The following table presents certain information about the investment properties we owned as of June 30, 2023:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%		4.0
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%		14.0
9 Times Square	Nov. 2014	1	167,390	68.0%	(2)	6.6
123 William Street	Mar. 2015	1	542,676	92.0%	(2)	5.5
1140 Avenue of the Americas	Jun. 2016	1	242,646	74.6%	(3)	6.7
8713 Fifth Avenue	Oct. 2018	1	17,500	88.6%	(4)	8.6
196 Orchard Street	Jul. 2019	1	60,297	100.0%		11.9
		8	1,163,061	85.1%		6.8
______
(1)Calculated on a weighted-average basis as of June 30, 2023, as applicable.
(2)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties, 9 Times Square and 123 William Street. The Knotel termination and new leasing activity since that time has resulted in occupancy at the 9 Times Square property of 68.0% as of June 30, 2023, as compared to 61.9% and 59.3% as of December 31, 2022 and 2021, respectively. After taking into account the Knotel termination and new leasing activity since that time at the 123 William Street property, occupancy as of June 30, 2023, was 92.0%, as compared to 91.4% and 90.8% as of December 31, 2022 and 2021, respectively.
(3)Occupancy at 1140 Avenue of the Americas increased 3.7% for the period ended June 30, 2023 as compared to December 31, 2022. The increase was due to two new leases signed in the quarter ended March 31, 2023.
(4)The Company signed a lease with a new tenant at this property in November 2021, and began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the fourth quarter of 2023, which will bring the occupancy to 100.0%.

Results of Operations
As of June 30, 2023 and 2022, our overall portfolio occupancy was 85.1% and 84.0%, respectively. The following table is a summary of our quarterly leasing activity during the first three months of 2023. There were no replacement leases during the year ended December 31, 2022 and the six months ended June 30, 2023.

	Q1 2023	Q2 2023
Leasing activity:
New leases:
New leases commenced	5	4
Total square feet leased	19,812	26,778
Annualized straight-line rent per square foot (1)	$54.18	$55.14
Weighted-average lease term (years) (2)	12.7	5.4

Terminated or expired leases:
Number of leases terminated or expired	1	2
Square feet	4,548	7,908
Annualized straight-line rent per square foot (1)	$44.93	$60.35

______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Comparison of Three Months Ended June 30, 2023 and 2022
As of June 30, 2023, we owned eight properties, all of which were acquired prior to January 1, 2022. Our results of operations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $10.9 million for the quarter ended June 30, 2023, as compared to $13.0 million for the quarter ended June 30, 2022. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants decreased slightly to $15.8 million for the three months ended June 30, 2023 as compared to $16.2 million for the three months ended June 30, 2022. The decrease was primarily due to percentage rent agreements naturally expiring during the quarter ended June 30, 2022 that resulted in a decrease in revenue, as well as a decrease in our real estate tax reimbursement billings. The percentage rent deals that we entered into provided us with an opportunity to capture more original cash rent due as New York City began to rebound from the COVID-19 pandemic.
Asset and Property Management Fees to Related Parties
We incurred $2.0 million and $1.8 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended June 30, 2023 and 2022, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however the remainder of the management fees in the first and second quarters of 2023 were paid in cash. Also, in the quarter ended June 30, 2022, in accordance with the Side Letter entered into with the Advisor (as defined below), the Advisor reinvested base management fees, aggregating $1.5 million (for April, May and June of 2022), in cash and reinvested these fees in shares of the Company’s Class A common stock. For accounting purposes, the shares issued in the quarter ended June 30, 2022 were issued using the closing price on date of issue and the related expense was $1.3 million for the three months ended June 30, 2022.
Property Operating Expenses
Property operating expenses increased to $8.4 million for the three months ended June 30, 2023 compared to $8.3 million for the three months ended June 30, 2022. This was primarily due to higher professional fees, repairs and maintenance and utility expenses for the three months ended June 30, 2023
Impairments of Real Estate Investments

During the three months ended June 30, 2023, we recorded impairment charges of $0.2 million related to our 421 W. 54th Street - Hit Factory property. We have been evaluating our options for this property, including selling the property. We have not, however, entered into an agreement to sell this property which, therefore, does not qualify to be classified as held for sale on the consolidated balance sheet as of June 30, 2023. However, during quarter ended June 30, 2023, we recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023.
Equity-Based Compensation
Equity-based compensation increased $0.1 million to $2.3 million for the three months ended June 30, 2023 compared to $2.2 million for the three months ended June 30, 2022. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The expense from the 2020 OPP is generally consistent period over period. The increase relates to higher restricted share amortization expense due to additional restricted shares issued to our board of directors in June 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased to $2.4 million for the three months ended June 30, 2023 from $5.2 million for three months ended June 30, 2022. The decrease was due to lower proxy costs in the quarter ended June 30, 2023 as compared to the three months ended June 30, 2022. During the three months ended June 30, 2022 in connection with the annual meeting of stockholders and proxy contest we incurred overall higher legal and other costs of approximately $2.1 million, which were attributable to the portion of our 2022 proxy contest materials.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended June 30, 2023 and 2022 were $0.8 million ($0.7 million related to salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses) and $0.9 million ($0.7 million related to salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses), respectively.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $6.7 million for the three months ended June 30, 2023 as compared to $7.0 million for the three months ended June 30, 2022. The decrease was primarily due to the write-off of in-place leases in the quarter ended June 30, 2022 as a result of lease terminations.
Interest Expense
Interest expense remained approximately the same at $4.7 million for the three months ended June 30, 2023, compared to $4.7 million for the three months ended June 30, 2022. During the three months ended June 30, 2023 and 2022, our weighted-average outstanding debt balance was $399.5 million, and had a weighted-average effective interest rate of 4.35% in each period. All of our mortgage debt is either fixed rate or swapped to fixed rate and, accordingly, we have not currently been affected by rising interest rates.
Comparison of Six Months Ended June 30, 2023 and 2022
As of June 30, 2023, we owned eight properties, all of which were acquired prior to January 1, 2021. Changes in our results of operations for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to an increase in occupancy which increased rental revenue for previously vacant spaces.
Revenue from Tenants
Revenue from tenants decreased slightly to $31.3 million for the six months ended June 30, 2023, from $31.9 million for the six months ended June 30, 2022. The decrease was primarily due to percentage rent agreements naturally expiring during the quarter ended June 30, 2022 that resulted in a decrease in revenue, as well as a decrease in our real estate tax reimbursement billings. The percentage rent deals that we entered into provided us with an opportunity to capture more original cash rent due as New York City began to rebound from the COVID-19 pandemic
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $3.9 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however the remainder of the management fees in the six months ended June 30, 2023 were paid in cash. Also, in the six months ended June 30, 2022, in accordance with the Side Letter, the Advisor was paid base management fees, aggregating $2.5 million in cash and reinvested these fees in shares of the Company’s Class A common stock. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $0.5 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
Property Operating Expenses
Property operating expenses decreased $0.2 million to $16.8 million for the six months ended June 30, 2023 from $16.9 million for the six months ended June 30, 2022. This was primarily due to lower professional fees, repairs and maintenance and utility expenses for the six months ended June 30, 2023.
Impairments of Real Estate Investments
During the six months ended June 30, 2023, we recorded impairment charges of $0.2 million related to our 421 W. 54th Street - Hit Factory property. We have been evaluating our options for this property, including selling the property. We have not, however, entered into an agreement to sell this property which, therefore, does not qualify to be classified as held for sale on the consolidated balance sheet as of June 30, 2023. However, during the six months ended June 30, 2023, we recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023.
Equity-Based Compensation
Equity-based compensation increased to $4.5 million for the six months ended June 30, 2023, as compared to $4.3 million for the six months ended June 30, 2022. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The expense from the 2020 OPP is generally consistent period over period. The increase relates to higher restricted share amortization expense due to additional restricted shares issued to employees of the Advisor in April 2022 and additional restricted shares issued to our board of directors in June 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased $2.5 million to $5.6 million for the six months ended June 30, 2023 compared to $8.2 million for the six months ended June 30, 2022. The decrease was due to lower proxy costs in the quarter ended June 30, 2023 as compared to the six months ended June 30, 2022. During the sixth months ended June 30, 2022 in connection with the annual meeting of stockholders and proxy contest we incurred overall higher legal and other costs of approximately $2.5 million, which were attributable to the portion of our 2022 proxy contest materials.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the six months ended June 30, 2023 and June 30, 2022 were $1.9 million ($1.5 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses) and $2.1 million ($1.7 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses), respectively.
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
Depreciation and Amortization
Depreciation and amortization expense decreased slightly to $13.7 million for the six months ended June 30, 2023, compared to $14.0 million for the six months ended June 30, 2022. The decrease was primarily due to the write-off of in-place leases in second quarter of 2022 in relation to lease terminations during the quarter ended June 30, 2022.
Interest Expense
Interest expense remained the same at $9.4 million for the six months ended June 30, 2023, and for the six months ended June 30, 2022. In the quarter ended March 31, 2022 there was a partial pay-down of the loan secured by 9 Times Square. During the six months ended June 30, 2023 and 2022, our weighted average outstanding debt balance was $399.5 million and $401.3 million, respectively, and had a weighted-average effective interest rate of 4.35% in each period. All of our mortgage debt is fixed rate and, accordingly, we have not currently been affected by rising market interest rates.

Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of general, administrative and property operating expenses.
Net cash used in operating activities was $4.2 million during the six months ended June 30, 2023 and was impacted primarily by a net loss of $22.7 million, adjusted for non-cash items of $19.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities was also impacted by an increase in prepaid expenses and other assets of $0.5 million and an increase in accounts payable and accrued expenses associated with operating activities of $0.2 million, an increase in deferred revenue (prepaid rent) of $0.4 million and an increase in straight-line receivable of $0.1 million.
Net cash provided by operating activities was $1.7 million during the six months ended June 30, 2022 and was impacted primarily by a net loss of $24.7 million, adjusted for non-cash items of $21.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of $0.5 million and an increase in accounts payable and accrued expenses associated with operating activities of $9.2 million, a decrease in deferred revenue (prepaid rent) of $1.4 million and an increase in straight-line receivable of $2.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $2.8 million during the six months ended June 30, 2023 consisted of the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street, 1140 Avenue of the Americas and 8713 Fifth Avenue.
Net cash used in investing activities of $1.4 million during the six months ended June 30, 2022 consisted of the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.0 million during the six months ended June 30, 2023 due primarily to the net proceeds of $4.1 million from the Rights Offering.
Net cash used by financing activities was $8.3 million during the six months ended June 30, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $2.7 million.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended June 30, 2023.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2023, we had cash and cash equivalents of $7.1 million as compared to $9.2 million as of December 31, 2022. The decrease is cash was mainly due to the funding of capital expenditures related to building and tenant improvements at our 9 Times Square, 123 William Street, 1140 Avenue of the Americas and 8713 Fifth Avenue properties. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $13.2 million as of June 30, 2023.
We had restricted cash of $6.1 million as of June 30, 2023 as compared to $6.9 million as of December 31, 2022. The decrease in cash was due to the funding of capital expenditures at our 1140 Avenue of the Americas property. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2023.
Segregated Cash Accounts - Loan Covenant Breaches
The negative impacts of the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the

Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements during the quarter ended June 30, 2023.
As of June 30, 2023, we are only operating under two cash traps (1140 Avenue of the Americas and 8713 Fifth Avenue), which together, represent 22% of the rentable square feet in our portfolio as of June 30, 2023. Also, as of June 30, 2023 and December 31, 2022, there was $2.3 million and $3.6 million of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of June 30, 2023 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Liquidity
We do not have any significant scheduled debt principal repayments due until 2024 when the loan secured by Nine Times Square matures. We are presently evaluating our options to extend or refinance that loan. We believe that we will have sufficient cash available to us to meet our operating and capital requirements over the next year. We expect to fund our operating expenses and capital requirements over the next 12 months with cash on hand as of June 30, 2023 and the cash we believe we will generate from operations that are not otherwise subject to cash traps described herein.
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
To further augment our liquidity, we may potentially be able to generate funds for these needs through the additional offering and sale of Class A common stock through the Common Stock ATM Program (as defined below) or the potential issuance or placement of unsecured debt or an offering of equity securities as well as proceeds from property dispositions, if any. Our ability to sell shares under our existing shelf registration statement including under the Common Stock ATM Program is limited to one third of our market capitalization unless the aggregate value of our Class A common stock held by non-affiliates exceeds $75.0 million. As of June 30, 2023, our public float was $18.2 million. During the year ended December 31, 2022 and the three months ended March 31, 2023, we were also able to preserve cash through an arrangement reached with our Advisor. In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. We issued 15,586, 18,899, 18,285, 19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively. Since February of 2023 the advisor has been paid its fees in cash. For the full year ended December 31, 2022 in connection with the monthly base management fee earned by the Advisor, an aggregate of 129,671 shares were issued (including those issued in the three months ended March 31, 2022).
We continue to focus on increasing occupancy of the portfolio by seeking new and replacement tenants for leases that expired or otherwise have been terminated. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will support our occupancy rate and extend the average duration of our leases upon commencement of executed leases. These incentives may delay or reduce cash flow for some period. Our ability to generate net cash from our property operations depends, in part on the amount of additional cash we can generate through new or renewal leases, which is not assured, and on our ability to access any excess cash we are able to generate from properties that are encumbered by mortgages where a cash trap event has occurred (see below for more details), which also is not assured.
Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further distributions. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.
Mortgage Loans
We have six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of June 30, 2023 with a weighted-average effective interest rate of 4.35%. All our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate. We do not have any scheduled principal payments due on our mortgage notes payable during the remainder of the year ending December 31, 2023.

The loan secured by Nine Times Square in the principal amount of $49.5 million matures in April 2024. We are presently reviewing options including extending or refinancing the loan. This loan bears interest at a rate equal to 3.72% per annum.
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
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 12 quarters ended June 30, 2023. The principal amount of the loan was $99.0 million as of June 30, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of June 30, 2023 and December 31, 2022 we had $2.3 million and $3.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 12 quarters ended June 30, 2023. The principal amount for the loan was $10.0 million as of June 30, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, we had not yet determined whether we will do so. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. We signed a lease with a new tenant at this property in November 2021, and began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the fourth quarter of 2023, which will bring the occupancy to 100.0%. We anticipate complying with the debt service coverage ratio under the non-recourse mortgage once the space is occupied.
Other Information
We entered into one new lease at 9 Times Square representing over 8,700 square feet during the three months ended June 30, 2023. We are also working to increase the rental income at our other properties that are not fully occupied. There can be no assurance, however, that we will be able to lease all or any portion of the vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at 1140 Avenue of the Americas and 8713 Fifth Avenue on terms that allow us to cure the two remaining covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for the remaining breaches on 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages (as disclosed above) are not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of June 30, 2023.
Leasing Activity/Occupancy
We had an increase in occupancy level of 85.1% across our portfolio as of June 30, 2023, as compared to 82.7% as of December 31, 2022. Even though overall occupancy did not change materially, the changes in occupancy were as follows:
•Occupancy at 9 Times Square increased to 68.0% as of June 30, 2023, compared to 61.9% as of December 31, 2022. The increase was due to two new leases signed during the six months ended June 30, 2023.

•Occupancy at 123 William Street increased to 92.0% as of June 30, 2023 compared to 91.4% as of December 31, 2022. The increase was due to the signing of two new leases and one termination during the six months ended June 30, 2023.
•Occupancy at 1140 Avenue of the Americas increased to 74.6% as of June 30, 2023, compared to 70.9% as of December 31, 2022. The increase was due to three new leases signed during the six months ended June 30, 2023.
•Occupancy at 8713 Fifth Avenue increased to 88.6% as of June 30, 2023, compared to 57.1% as of December 31, 2022. The increase was due to two new lease signed during the six months ended June 30, 2023. We signed a lease with a new tenant at this property in November 2021, and began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the fourth quarter of the year ending December 31, 2023, which will bring the occupancy to 100.0%.
Capital Expenditures
For the six months ended June 30, 2023, we funded an aggregate of $2.8 million of capital expenditures primarily related to tenant and building improvements at 123 William Street, 9 Times Square 1140 Avenue of the Americas, and 8713 Fifth Avenue. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year ending December 31, 2023, including amounts we expect to fund under new or replacement leases, and we expect the amount invested will be similar to the year ended December 31, 2022, or may be higher if management deems necessary. We funded our capital expenditures during the three months ended June 30, 2023 with cash on hand consisting of proceeds from previous offerings/financings and, cash retained from the Advisor by electing to receive shares of our Class A common stock in lieu of cash for its base management fee for January 2023. The economic uncertainty created by the COVID-19 global pandemic has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended June 30, 2023.
We are evaluating our options for our 421 W. 54th Street — Hit Factory property, which include potentially selling or leasing the property to a third party. We have not, however, entered into an agreement to sell this property which, therefore, does not qualify to be classified as held for sale on our consolidated balance sheet as of June 30, 2023. The sole tenant terminated its lease early and vacated the space during the quarter ended June 30, 2018.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
In December 2022 we announced that that we changed our business strategy and terminated our election to be taxed as a REIT effective January 1, 2023. However, our business and operations have not materially changed in the quarter ended June 30, 2023 since we did not make new investments. Therefore, we did not change any of the non-GAAP metrics that we have historically used to evaluate performance.
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
Core Funds from Operations
Beginning in the quarter ended September 30, 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded companies with businesses similar to our current business, although Core FFO presented by us may not be comparable to Core FFO reported by other companies that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, non-cash equity-based compensation and costs incurred for the 2022 contested proxy that were specifically related to the portion of our 2022 proxy contest. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of normal operating performance. Further, we do not consider the costs associated with the 2022 contested proxy, while paid in cash, to be indicative of normal operating performance. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs described above, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our operating performance results.
The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(10,899)	$(13,001)	$(22,657)	$(24,713)
Impairment of real estate investments	151	—	151	—
Depreciation and amortization	6,749	7,041	13,701	14,022
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(3,999)	(5,960)	(8,805)	(10,691)
Acquisition and transaction related	—	—	—	—
Equity-based compensation (1)	2,304	2,201	4,504	4,321
Expenses attributable to portion of 2022 proxy contest (2)	—	2,084	—	2,477
Core FFO (deficit) attributable to common stockholders	$(1,695)	$(1,675)	$(4,301)	$(3,893)
_________
(1) Includes expense related to the amortization of our restricted common shares and LTIP Units related to its multi-year outperformance agreement for all periods presented. Management has not added back the cost of the base management fee elected to be received by the Advisor in shares in lieu of cash or the Advisor’s base management fee used by the Advisor under the Side Letter to purchase shares because such amounts are considered a normal operating expense. Such amounts included in net loss were $0.5 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
(2) Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of the 2022 proxy contest. We do not consider these expenses to be part of our normal operating performance and has, accordingly, increased its Core FFO for this amount.
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
The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss (in accordance with GAAP)	$(10,899)	$(13,001)	$(22,657)	$(24,713)
Depreciation and amortization	6,749	7,041	13,701	14,022
Interest expense	4,707	4,703	9,370	9,418
Impairment of real estate investments	151	—	151	—
Equity-based compensation	2,304	2,201	4,504	4,321
Other expense	(10)	(2)	(19)	35
Asset and property management fees to related parties	1,988	1,785	3,872	3,707
General and administrative	2,439	5,175	5,620	8,161
Accretion of below- and amortization of above-market lease liabilities and assets, net	(45)	(50)	(9)	(101)
Straight-line rent (revenue as a lessor)	120	(930)	(84)	(2,233)
Straight-line ground rent (expense as lessee)	27	27	54	54
Cash NOI	$7,531	$6,949	$14,503	$12,671
Dividends
As noted above, we have not paid dividends to stockholders since those that were declared and paid through the six months ended June 30, 2022.
Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock are entirely at the discretion of our board of directors. Our ability to pay dividends in the future will depend on our ability to operate profitably and to generate sufficient cash flows from the operations. We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock or any other class or series of stock we may issue in the future. There is no assurance we will reinstitute the payment dividends at the previous rate, or at all. The amount of dividends we may pay to our stockholders is determined by our board of directors based on several factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, and requirements of Maryland law.
Previous Election as a REIT
We elected to be taxed as a REIT, effective commencing with our taxable year ended December 31, 2014. Our board subsequently authorized the termination of our REIT election which became effective on January 1, 2023. We believe that during the taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains and comply with several other organizational and operational requirements. As a REIT, we were generally not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and minimized or eliminated the need to pay distributions to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in the year ending December 31, 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT for the year ended December 31, 2022.

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, approximately 85% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.1% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of June 30, 2023, based on straight-line rent, approximately 85% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 15% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. Currently, the impact of inflation has had an immaterial impact to operating costs. However, to the extent such costs exceed the tenants base year, certain but not all of our leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective August 8, 2023, the Company’s board of directors approved the Second Amended and Restated Bylaws. The revisions to the Second Amended and Restated Bylaws include changes to Article II, Section 1 to, among other things, make changes to Article II, Section 11 to address procedural issues related to the universal proxy rules as set forth in Rule 14a-19 under the Exchange Act of 1934, including (i) requiring representations and notifications regarding compliance with the requirements of Rule 14a-19, (ii) prohibiting additional or substitute nominations following the expiration of the nomination period, (iii) designating the white proxy card for exclusive use by the Company, and (iv) updating other requirements for valid nominations and clarifying the treatment of defective nominations.
This description of the Second Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Second Amended and Restated Bylaws, a copy of which is filed herewith as Exhibit 3.14 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBITS INDEX

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (7)	Second Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.6 (4)	Articles of Amendment relating to reverse stock split
3.7 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.8 (4)	Articles Supplementary classifying and designating Class B common stock
3.9 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.10 (6)	Articles Supplementary reclassifying Class B common stock into Class A common stock
3.11 (8)	Articles of Amendment relating to Reverse Stock Split (2023)
3.12 (8)	Articles of Amendment relating to par value decrease (2023)
3.13 (9)	Articles of Amendment relating to name change (2023)
3.14 *	Second Amended and Restated Bylaws of American Strategic Investment Co.
4.1 (9)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.2 (9)	Certificate of Notice of American Strategic Investment Co.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Dated: August 11, 2023