Form 10-Q
period 2023-09-30
American Strategic Investment Co.
filed 2023-11-09
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39448
American Strategic Investment Co.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Bellevue Ave., Newport, RI	02840
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 415-6500

650 Fifth Ave., 30th Floor, New York, NY
Former name, former address and former fiscal year, if changed since last report

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2023, the registrant had 2,334,340 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$188,935	$192,600
Buildings and improvements	576,583	576,686
Acquired intangible assets	61,989	71,848
Total real estate investments, at cost	827,507	841,134
Less accumulated depreciation and amortization	(175,929)	(167,978)
Total real estate investments, net	651,578	673,156
Cash and cash equivalents	5,090	9,215
Restricted cash	7,911	6,902
Operating lease right-of-use asset	54,792	54,954
Prepaid expenses and other assets	6,741	5,624
Derivative asset, at fair value	817	1,607
Straight-line rent receivable	29,903	29,116
Deferred leasing costs, net	9,190	9,881
Assets held for sale	4,130	—
Total assets	$770,152	$790,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$395,316	$394,159
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $395 and $118 at September 30, 2023 and December 31, 2022, respectively)	15,074	12,787
Operating lease liability	54,672	54,716
Below-market lease liabilities, net	2,273	3,006
Deferred revenue	3,874	4,211
Total liabilities	471,209	468,879

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,324,201 and 1,886,298 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	23	19
Additional paid-in capital	729,493	698,761
Accumulated other comprehensive income	829	1,637
Distributions in excess of accumulated earnings	(431,402)	(399,355)
Total stockholders’ equity	298,943	301,062
Non-controlling interests	—	20,514
Total equity	298,943	321,576
Total liabilities and equity	$770,152	$790,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Revenue from tenants	$16,015	$15,932		$47,331	$47,809

Operating expenses:
Asset and property management fees to related parties	1,882	1,667		5,754	5,374
Property operating	8,792	8,947		25,566	25,873
Impairment of real estate investments	362	—		513	—
Equity-based compensation	1,208	2,263		5,712	6,584
General and administrative	1,931	2,435		7,551	10,596
Depreciation and amortization	6,499	6,941		20,200	20,963
Total operating expenses	20,674	22,253		65,296	69,390
Operating loss	(4,659)	(6,321)		(17,965)	(21,581)
Other income (expense):
Interest expense	(4,739)	(4,755)		(14,109)	(14,173)
Other income (expense)	8	2		27	(33)
Total other expense	(4,731)	(4,753)		(14,082)	(14,206)
Net loss and Net loss attributable to common stockholders	$(9,390)	$(11,074)		$(32,047)	$(35,787)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	(374)	757		(808)	3,129
Other comprehensive (loss) income	(374)	757		(808)	3,129
Comprehensive loss	$(9,764)	$(10,317)		$(32,855)	$(32,658)

Weighted-average shares outstanding — Basic and Diluted	2,288,683	1,728,540	(1)	2,205,702	1,690,311	(1)
Net loss per share attributable to common stockholders — Basic and Diluted	$(4.10)	$(6.40)	(1)	$(14.53)	$(21.22)	(1)
______
(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	23,305	—	426	—	—	426	5,286	5,712
Common stock shares withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(32,047)	(32,047)	—	(32,047)
Other comprehensive loss	—	—	—	(808)	—	(808)	—	(808)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Balance, September 30, 2023	2,324,201	$23	$729,493	$829	$(431,402)	$298,943	$—	$298,943

	Three Months Ended September 30, 2023
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2023	2,302,950	$23	$703,587	$1,203	$(422,012)	$282,801	$24,698	$307,499
Equity-based compensation	21,251	—	106	—	—	106	1,102	1,208
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(9,390)	(9,390)	—	(9,390)
Other comprehensive loss	—	—	—	(374)	—	(374)	—	(374)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Balance, September 30, 2023	2,324,201	$23	$729,493	$829	$(431,402)	$298,943	$—	$298,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	1,659,717	$17	$691,234	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Proceeds from sale of common stock, net	79,114	—	1,980	—	—	1,980	—	1,980
Common stock issued to the Advisor in connection with management fees (see Note 7)	67,322	—	3,580	—	—	3,580	—	3,580
Equity-based compensation	16,963	—	309	—	—	309	6,275	6,584
Common stock issued to directors in lieu of cash for board fees	1,255	—	121	—	—	121	—	121
Dividends declared on common stock, $0.20 per share	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders					(80)	(80)		(80)
Net loss	—	—	—	—	(35,787)	(35,787)	—	(35,787)
Other comprehensive income	—	—	—	3,129	—	3,129	—	3,129
Balance, September 30, 2022	1,824,371	$17	$697,224	$1,576	$(389,246)	$309,571	$18,422	$327,993
________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

	Three Months Ended September 30, 2022
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2022	1,704,848	$17	$693,814	$819	$(378,172)	$316,478	$16,330	$332,808
Proceeds from sale of common stock, net	79,114	—	1,980	—	—	1,980	—	1,980
Common stock issued to the Advisor in connection with management fees (see Note 7)	40,409	—	1,259	—	—	1,259	—	1,259
Equity-based compensation	—	—	171	—	—	171	2,092	2,263
Common stock issued to directors in lieu of cash for board fees	—	—	—	—	—	—	—	—
Dividends declared on common stock, $0.10 per share	—	—	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(11,074)	(11,074)	—	(11,074)
Other comprehensive income	—	—	—	757	—	757	—	757
Balance, September 30, 2022	1,824,371	$17	$697,224	$1,576	$(389,246)	$309,571	$18,422	$327,993
_________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,047)	$(35,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,200	20,963
Amortization of deferred financing costs	1,157	1,157
Accretion of below- and amortization of above-market lease liabilities and assets, net	(45)	(131)
Equity-based compensation	5,712	6,584
Management fees paid/reinvested in common stock by the Advisor	485	3,580
Impairments of real estate investments	513	—
Changes in assets and liabilities:
Straight-line rent receivable	(787)	(3,011)
Straight-line rent payable	81	82
Prepaid expenses, other assets and deferred costs	(1,710)	1,090
Accounts payable, accrued expenses and other liabilities	2,846	8,718
Deferred revenue	(337)	93
Net cash provided by (used in) operating activities	(3,932)	3,338
Cash flows from investing activities:
Capital expenditures	(3,209)	(4,865)
Net cash used in investing activities	(3,209)	(4,865)
Cash flows from financing activities:
Payments on mortgage note payable	—	(5,500)
Proceeds from issuance of common stock to affiliates of the Advisor, net under Cash Management Plan (see Note 9)	—	1,980
Proceeds from Rights Offering, net (see Note 7)	4,059	—
Dividends paid on common stock	—	(2,670)
Redemption of fractional shares of common stock and restricted shares	(24)	—
Distributions to non-controlling interest holders	—	(80)
Common stock shares withheld upon vesting of restricted shares	(10)	—
Net cash provided by (used in) financing activities	4,025	(6,270)
Net change in cash, cash equivalents and restricted cash	(3,116)	(7,797)
Cash, cash equivalents and restricted cash, beginning of period	16,117	28,428
Cash, cash equivalents and restricted cash, end of period	$13,001	$20,631

Cash and cash equivalents	$5,090	$7,378
Restricted cash	7,911	13,253
Cash, cash equivalents and restricted cash, end of period	$13,001	$20,631

Supplemental Disclosures:
Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$—	$121
Net change in accrued capital expenditures for the period	559	453
Common stock issued to the Advisor in connection with management fees (see Note 7)	485	3,580

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. During the quarter ended September 30, 2021, the Company also began operating Innovate NYC at the Company’s 1140 Avenue of the Americas property, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting spaces on bespoke terms to clients. As of September 30, 2023, the Company owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million.
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses it may own and operate. The Company may now seek to acquire assets such as hotels, expand its co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). Excluding hotels, these additional assets do not generate REIT-qualifying income and are operating businesses. As a result, on January 9, 2023, the Company’s board of directors authorized the termination of the Company’s REIT election which became effective on January 1, 2023. Historically, the Company filed an election to be taxed as a REIT commencing with its taxable year ended December 31, 2014, which remained in effect with respect to each taxable year ending on or before December 31, 2022.
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
On January 11, 2023 the Company effected a 1-for-8 reverse stock split that was previously approved by the Company’s board of directors, resulting in each outstanding share of Class A common stock. par value $0.01 per share (the “Class A common stock”) being converted into 0.125 shares of common stock, with no fractional shares being issued (the “Reverse Stock Split”). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split.
Additionally, effective January 19, 2023, the Company amended its charter to change its name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of the Company’s Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of the Company’s Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020. Also, on February 22, 2023, the Company completed a non-transferable rights offering raising gross proceeds of $5.0 million (the “Rights Offering”). As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023.
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
September 30, 2023
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2023 and 2022, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. Substantially all the Company’s assets and liabilities are held by the OP. The Company has determined the OP is a VIE of which the Company is the primary beneficiary.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership (“LTIP Units”) during 2020, which have historically been reflected as part of non-controlling interest. The performance period under the 2020 OPP which expired on August 18, 2023. On November 7, 2023 the compensation committee of the board of directors of the Company, determined that none of the 501,605 LTIP Units (adjusted for the Reverse Stock Split) subject to the 2020 OPP had been earned, and these LTIP Units were thus automatically forfeited effective as of August 18, 2023. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statements of changes in equity. See Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the quarter ended March 31, 2020, the global COVID-19 pandemic commenced. The impact of the COVID-19 pandemic evolved rapidly and resulted in a decrease in economic activity. One of the hardest hit locations, New York City, is where all of the Company’s properties are located.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The negative effects of the global pandemic impacted the ability of some of the Company’s tenants to pay their monthly rent during 2020 and 2021, which in some cases led to breaches of certain debt covenants, some of which are still in effect (see below). However, with the exception of one minor lease deferral during the quarter ended September 30, 2022, which was unrelated to the impact of COVID-19, the trend of tenants not paying monthly rent did not continue during 2022 or in the first three quarters of the year ending December 31, 2023. The Company took a proactive approach to achieve mutually agreeable solutions with some of its tenants and in some cases, during 2020 and 2021, the Company executed different types of lease amendments with multiple tenants which included deferrals, abatements, extensions to the term of the leases, and in one instance, a reduction of the lease term and the Company continues to modify leases as opportunities arise. During the quarter ended September 30, 2023 the Company had one tenant’s lease naturally expire. During the period ending June 30, 2023 one tenant elected an early termination for October of 2023, which was unrelated to the impact of COVID-19. We also had one new lease that commenced during the period ending September 30, 2023.
As a result of the financial difficulties of some of the Company’s tenants during 2020 and 2021, as described above, the Company has had breaches of debt covenants on mortgages secured by its 9 Times Square, 1140 Avenue of Americas, Laurel/Riverside and 8713 Fifth Avenue properties under the non-recourse mortgages for those properties. These breaches caused cash trap events, where operating cash flow from the property after debt service was held in restricted cash as additional collateral for the loan, that continued through the quarter ended September 30, 2023 (except for the 9 Times Square and Laurel/Riverside properties), but were not events of default. Currently, the Company is no longer in breach of the covenants for the Laurel/Riverside property or for its 9 Times Square property. The Company remains in breach of the 1140 Avenue of the Americas and 8713 Fifth Avenue loans as of September 30, 2023. See Note 4 — Mortgage Notes Payable, Net for further details regarding the current status, as of September 30, 2023, of the debt covenants under the mortgages secured by these properties.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases have been modified, the Financial Accounting Standards Board (“FASB”) and the SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must have been substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842.
Some, but not all of the Company’s lease modifications may have qualified for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, the Company had elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would have been no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would have been recognized ratably over the remaining life of the lease.
For leases that did not qualify for this relief, the Company applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2023, these leases had a weighted-average remaining lease term of 6.6 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal years ended December 31, 2022, 2021 and 2020, respectively, this assessment included consideration of the impacts of the COVID-19 pandemic on the Company’s tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the nine months ended September 30, 2023 and 2022, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2022, the Company did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules. As of September 30, 2023 the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2023 or 2022. Also, there were no dispositions of real estate during the nine months ended September 30, 2023 or 2022.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
In-place leases	$675	$1,034	$2,679	$3,640
Other intangibles	177	177	531	531
Total included in depreciation and amortization	$852	$1,211	$3,210	$4,171

Above-market lease intangibles	$174	$231	$651	$756
Below-market lease liabilities	(222)	(273)	(733)	(924)
Total included in revenue from tenants	$(48)	$(42)	$(82)	$(168)

Below-market ground lease, included in property operating expenses	$12	$12	$37	$37

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2023:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place leases	$667	$2,226	$1,221	$632	$624
Other intangibles	177	708	708	708	708
Total to be included in depreciation and amortization	$844	$2,934	$1,929	$1,340	$1,332

Above-market lease assets	$182	$209	$123	$117	$117
Below-market lease liabilities	(213)	(850)	(503)	(183)	(180)
Total to be included in revenue from tenants	$(31)	$(641)	$(380)	$(66)	$(63)
Significant Tenants
As of September 30, 2023 and December 31, 2022, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Assets Held for Sale
During the quarter ended September 30, 2023, the Company entered into a definitive purchase and sale agreement to sell its 421 W. 54th Street - Hit Factory property for $4.5 million. On October 12, 2023 the Company sold the property for $4.5 million and realized net proceeds of $4.2 million.
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets.
As of September 30, 2023, the Company evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on the Company's accounting policies. The sale of the asset is not considered a discontinued operation and, accordingly, the operating results of this property remain classified within continuing operations for all periods presented.
The Company recorded an impairment charge of $0.4 million and $0.5 million for the three and nine month period ended September 30, 2023, respectively, for this property as it was determined that the carrying value exceeded the Company’s sales price of the asset, less the costs to sell the property as of September 30, 2023.
As of December 31, 2022, the Company did not have any properties that were classified as held for sale. The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of September 30, 2023:

(In thousands)	September 30, 2023
Real estate investments held for sale, at cost:
Land	$3,291
Buildings, fixtures and improvements	1,233
Total real estate investments held for sale, at cost	4,524
Less accumulated depreciation and amortization	(394)
Total real estate investments held for sale, net	$4,130

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2023 and December 31, 2022 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2023	December 31, 2022	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street (1)	1	$140,000	$140,000	4.73%	Fixed		Mar. 2027
9 Times Square (6)	1	49,500	49,500	3.72%	Fixed	(2)	Apr. 2024
1140 Avenue of the Americas (3)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (4)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.35%
Less: deferred financing costs, net (5)		(4,184)	(5,341)
Mortgage notes payable, net		$395,316	$394,159
_______
(1)As of September 30, 2023, $0.9 million was in escrow in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. The restricted cash can be used to fund leasing activity, tenant improvements and leasing commissions related to this property.
(2)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of September 30, 2023 (see Note 6 — Derivatives and Hedging Activities for additional information).
(3)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of September 30, 2023 and December 31, 2022, there were $3.6 million held in a cash management account, which is part of the Company’s restricted cash on its consolidated balance sheet. See “Debt Covenants” section below for additional details.
(4)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property, if any, is required to be held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of September 30, 2023 and December 31, 2022, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the first quarter of the year ending December 31, 2024, which will bring the occupancy to 100.0%.
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
(6)Due to the loan maturity of April 2024, the Company is considering a multitude of options to repay or refinance this mortgage note payable prior to or on its maturity, including extending the term with the existing lender, which may require a partial repayment of the mortgage note, or refinancing with a new lender.
Collateral and Principal Payments
Real estate assets and intangible assets of $818.0 million, at cost (net of below-market lease liabilities), as of September 30, 2023 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2023:

(In thousands)	Future Minimum Principal Payments
2023 (remainder)	$—
2024 (1)	49,500
2025	—
2026	99,000
2027	140,000
Thereafter	111,000
Total	$399,500

(1)The Company is considering a multitude of options to repay or refinance this mortgage note payable prior to or on its maturity, including extending the term with the existing lender, which may require a partial repayment of the mortgage note, or refinancing with a new lender.
Debt Covenants
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 13 quarters ended September 30, 2023. The principal amount of the loan was $99.0 million as of September 30, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2023 and December 31, 2022 the Company had $3.6 million in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 13 quarters ended September 30, 2023. The principal amount for the loan was $10.0 million as of September 30, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, the Company had not yet determined whether it will do so. If the Company continues to not elect to fund the $125,000 additional collateral, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the first quarter of the year ending December 31, 2024, which will bring the occupancy to 100.0%.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of September 30, 2023 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
LIBOR Transition
The Company had a mortgage loan agreement and a related derivative agreement for a “pay-fixed” interest swap that had terms that were previously based on LIBOR. However, in March of 2022, effective with the 9 Times Square loan modification and the termination and replacement of the “pay-fixed” swaps, both the mortgage loan agreement and the current “pay-fixed” interest swaps are now based on the Secured Overnight Financing Rate (“SOFR”).
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
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2023
Interest rate “Pay - Fixed” swaps - assets	$—	$817	$—	$817
Total	$—	$817	$—	$817

December 31, 2022
Interest rate “Pay - Fixed” swaps - assets	$—	$1,607	$—	$1,607
Total	$—	$1,607	$—	$1,607

Financial Instruments That Are Not Reported at Fair Value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and distributions payable approximate their carrying value on the consolidated balance sheets due to their short-term nature.
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		September 30, 2023		December 31, 2022
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$48,800	$49,500	$48,282
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	87,779	99,000	89,015
Mortgage note payable — 123 William Street	3	140,000	123,604	140,000	126,814
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	42,419	50,000	44,023
Mortgage note payable — 8713 Fifth Avenue	3	10,000	8,543	10,000	8,933
Mortgage note payable — 196 Orchard Street	3	51,000	42,855	51,000	42,349
Total		$399,500	$354,000	$399,500	$359,416
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$817	$1,607
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2023 and year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated a $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the six month period ended June 30, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income. The amount will be amortized into interest expense over the term of the hedged item. There was $12,187 of unamortized balance left as of September 30, 2023.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.8 million will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
As of September 30, 2023 and December 31, 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2023		December 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$49,500

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$34	$771	$278	$2,649
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$408	$14	$1,086	$(442)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,739	$4,755	$14,109	$14,173
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2023	$817	$—	$—	$817	$—	$—	817
December 31, 2022	$1,607	$—	$—	$1,607	$—	$—	1,607
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2023, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of September 30, 2023, the Company did not post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 7 — Stockholders’ Equity
As of September 30, 2023 and December 31, 2022, the Company had 2.3 million and 1.9 million shares (adjusted for the Reverse Stock Split) of common stock outstanding, respectively, including unvested restricted shares. As of September 30, 2023, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
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
September 30, 2023
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
Class A Common Stock Issued to the Advisor - Side Letter and In Lieu of Cash for the Management Fee
In January 2023, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for that month. The Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split) which was greater than minimum price required by the NYSE rules. The Company has paid the Advisor in cash for the Advisor’s management fees in subsequent months through October 2023.
In accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $0.5 million and $3.0 million in shares of the Company’s Class A common stock in the three and nine months ended September 30, 2022, respectively. As a result, the Company issued 5,672, 5,438, 4,848, 5,031, 5,924 and 5,924 shares (all adjusted for the Reverse Stock Split) of its Class A common stock in February, March, April, May, June and July 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 15,586, 18,899, 18,285,19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively, using the 10-day average price of $32.08, $26.24, $27.36, $25.92 and $20.24 per share (adjusted for the Reverse Stock Split), respectively, which was greater than the minimum price required under NYSE rules. Advisor is not obligated to accept shares in lieu of cash for these fees and makes this election in its sole discretion.
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee, as elected by the Advisor, were treated as issued using the closing price on date of issue. The related expenses are reflected as zero and $0.5 million for the three and nine months ended September 30, 2023 and $1.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
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
•649 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the quarter ended March 31, 2022 (for services rendered in the quarter ended December 31, 2021), and
•606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the quarter ended June 30, 2022 (for services rendered in the quarter ended March 31, 2022).
The Company paid all directors fees in cash during the second quarter, third quarter and fourth quarter of the year ended December 31, 2022 as well as the first nine months ended September 30, 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Equity Offerings
Class A Common Stock
On October 1, 2020, the Company entered into an Equity Distribution Agreement, pursuant to which the Company may, from time to time, offer, issue and sell to the public, through its sales agents, shares of Class A common stock having an aggregate offering price of up to $250.0 million in an “at the market” equity offering program (the “Common Stock ATM Program”). The Company’s ability to sell shares under its existing shelf registration statement, including under the Common Stock ATM Program, was limited to one third of the Company’s market capitalization or “public float” unless the aggregate value of its Class A Common Stock held by non-affiliates exceeds $75.0 million. Additionally, the shelf registration Statement covering sales under the Common Stock ATM Program expired on October 1, 2023.
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the nine months ended September 30, 2023 and year ended December 31, 2022, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
Non-Controlling Interest
Following the end of the performance period, which ended on August 18, 2023, as required under the 2020 OPP the compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned, and these LTIP Units were thus automatically forfeited effective as of August 18, 2023. On that date, the Company reclassified $25.8 million of amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of changes in equity. For additional information on the 2020 OPP, see Note 11 — Equity-Based Compensation.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Tender Offer by an Affiliate of the Advisor
On September 27, 2023, Bellevue announced a tender offer to purchase up to 350,000 shares of the Company’s Class A common stock at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023 and, 223,460 shares were tendered and accepted by Bellevue for a purchase price to Bellevue of an aggregate of approximately $2.3 million, less any fees, expenses, or taxes withheld. For additional details see Note 14 — Subsequent Events.
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
As of September 30, 2023, the Company’s ground lease had a weighted-average remaining lease term of 43.3 years and a discount rate of 8.6%. As of September 30, 2023, the Company’s balance sheet includes an ROU asset and liability of $54.8 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and nine months ended September 30, 2023, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. For the three and nine months ended September 30, 2022, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the nine months ended September 30, 2023 and 2022.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of September 30, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$1,187
2024	4,746
2025	4,746
2026	4,746
2027	4,746
Thereafter	193,008
Total lease payments	213,179
Less: Effects of discounting	(158,507)
Total present value of lease payments	$54,672
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2023, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2023 and December 31, 2022, entities wholly owned by AR Global owned 290,937 and 129,671 shares (both adjusted for the Reverse Stock Split), respectively, of the Company’s outstanding Class A common stock. As of September 30, 2023 and December 31, 2022, Bellevue owned approximately 35.7% and 20% of outstanding shares of the Company, respectively. During the third quarter ending September 30, 2023, Bellevue announced a tender offer to purchase up to 350,000 shares of the Company’s Class A common stock, at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023, and as a result, 223,460 shares were tendered and accepted by Bellevue increasing total shares owned by Bellevue to approximately 45.1% as of October 30, 2023. For additional details see Note 14 — Subsequent Events.
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
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in in January 2023 (see Note 7 — Stockholders Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, (which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and during the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended September 30, 2023 or 2022.
Side Letter With the Advisor
On February 4, 2022, the Company entered into a side letter (the “Side Letter”) with the Advisor to the Advisory Agreement pursuant to which the Advisor agreed to, from the date of the Side Letter until August 4, 2022, immediately invest all fees received by the Advisor under Section 10(c)(i)-(ii) of the Advisory Agreement in shares of the Company’s Class A common stock, (the “Shares”), in an amount aggregating no more than $3.0 million. The price of the Shares was determined, at each issuance, in accordance with Section 10(c)(iii) of the Advisory Agreement and was not less than the “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”), which minimum price was $10.55 per share. The Advisor was paid base management fees, aggregating approximately

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
$0.5 million and $3.0 million in cash and reinvested these fees in shares of the Company’s Class A common stock in the three and nine months ended September 30, 2022, respectively (see Note 7 — Stockholders Equity for more information).
Management Fee Expense
The Company recorded expense of $1.5 million and $4.5 million for base asset management fees during the three and nine months ended September 30, 2023 and $1.3 million and $4.1 million during the three and nine months ended September 30, 2022. There were no variable management fees incurred in either of these periods. The management fees for the quarter ended March 31, 2023 and the nine months ended September 30, 2022 were paid partially with cash. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis. The management fees for both periods were paid as follows:
•The Company paid base management fees in cash of $1.5 million (for July, August and September 2023) in the three months ended September 30, 2023 and it paid $4.0 million (for February through September 2023) in the nine months ended September 30, 2023. In addition, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for January 2023 and as a result, the Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split).
•The Company paid base management fees in cash of $0.5 million (for January 2022) in the three months ended March 31, 2022. Also, in accordance with the Side Letter, the Advisor was paid base management fees, aggregating approximately $0.5 million and $3.0 million in cash and the Advisor reinvested these fees in shares of the Company’s Class A common stock in the three and nine months ended September 30, 2022, respectively. As a result, the Company issued 5,672, 5,438 4,848, 5,031, 5,924 and 5,924 shares (all adjusted for the Reverse Stock Split) of its Class A common stock in February, March, April, May, June and July 2022, respectively, in connection with the monthly base management fee earned by the Advisor.
•In each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. The Company issued 15,586, 18,899, 18,285, 19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively. For the full year ended December 31, 2022 in connection with the monthly base management fee earned by the Advisor, an aggregate of 129,671 shares were issued (including those issued related to the Side Letter as noted above).
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor for January 2023, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $0.5 million for the nine months ended September 30, 2023 and $1.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The Company incurred approximately $0.3 million and $1.2 million in property management fees during the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.3 million in property management fees during the three and nine months ended September 30, 2022, respectively.
Professional Fees and Other Reimbursements
The Company pays directly or reimburses the Advisor monthly in arrears, for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services it provides to the Company under the Advisory Agreement, subject to the following limitations:
•(a) With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits, these costs may not exceed in any fiscal year,
(i) $0.4 million, or
(ii) if the Asset Cost (as defined in the Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.
•(b) With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i) $2.6 million, or
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
Professional fees and other reimbursements for the three and nine months ended September 30, 2023 were $1.2 million and $3.7 million, respectively.
•The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2023 were $0.8 million ($0.8 million were for salaries, wages, and benefits and none related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2023 were $2.7 million ($2.3 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three and nine months ended September 30, 2022 were $1.3 million and $4.0 million, respectively.
•The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2022 were $0.9 million (all for salaries, wages, and benefits). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2022 was $3.0 million ($2.6 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses), respectively.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Ongoing fees:
Asset and property management fees to related parties (1)	$1,882	$1,667	$5,754	$5,374	$395	$118
Professional fees and other reimbursements (2)	1,171	1,284	3,699	4,023	—	—
Total related party operation fees and reimbursements	$3,053	$2,951	$9,453	$9,397	$395	$118
________
(1)During the nine months ended September 30, 2023, approximately $0.5 million of this expense was paid with shares of the Company’s Class A common stock (see disclosed above) for shares accepted in lieu of cash. During the nine months ended September 30, 2022, approximately $3.6 million was paid with shares of the Company’s A Class A common stock related to the Side Letter or for shares accepted in lieu of cash, for the management fee.
(2)Amounts for the three and nine months ended September 30, 2023 and 2022 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The 2020 Equity Plan succeeded and replaced the then existing RSP. Following the effectiveness of the 2020 Equity Plan at the listing of its shares on the NYSE, no further awards have been or will be granted under the RSP; provided, however, any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain in effect in accordance with their terms and the terms of the RSP, until all those awards are exercised, settled, forfeited, canceled, expired or otherwise terminated. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares, the 2020 Equity Plan has been expanded to also permit awards of restricted stock units, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards. In addition, the 2020 Equity Plan eliminates the “automatic grant” provisions of the RSP that dictated the terms and amount of the annual award of restricted shares to independent directors. Grants to independent directors are made in accordance with the Company’s new director compensation program, as described below under “—Director Compensation.” The 2020 Equity Plan has a term of 10 years, expiring August 18, 2030. The number of shares of the Company’s capital stock that may be issued or subject to awards under the 2020 Equity Plan, in the aggregate, is equal to 20.0% of the Company’s outstanding shares of Class A common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa.
Director Compensation
On August 18, 2020 the Company listed its shares of Class A common stock on the NYSE (the “Listing Date”), and effective on that date, the Company’s independent directors approved a change to the Company’s director compensation program. Starting with the annual award of restricted shares made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award was increased from $30,000 to $65,000. No other changes have been made to the Company’s director compensation program.
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of September 30, 2023 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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
In the quarter ended March 31, 2023, the Company issued 2,038 restricted shares (adjusted for the Reverse Stock Split) to a member of the Company’s board of directors. During the quarter ended June 30, 2023 the Company issued 13 restricted shares to an employee of the advisor and its affiliates. In the quarter ended September 30, 2023, the Company issued 24,042 issued to the Company’s the board of directors as part of the annual award of restricted shares by the Company to the board of directors. These restricted shares issued to the board of directors will vest in 20% increments on each of the first five anniversaries of the respective grant dates. Also, during the quarter ended September 30, 2023, several former employees of the advisor that were terminated, and as defined in the award agreement, forfeited a total 2,792 restricted shares.
The following table displays restricted share award activity during the nine months ended September 30, 2023:

	Number of Restricted Shares (1)	Weighted-Average Issue Price (1)
Unvested, December 31, 2022	18,134	$90.16
Granted	26,093	$9.25
Vested	(5,917)	$83.65
Forfeitures	(2,792)	$94.08
Unvested, September 30, 2023	35,518	$31.50
___________
(1)Retroactively adjusted to reflect the effects of the reverse stock split.
As of September 30, 2023, the Company had $1.2 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.5 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss. Also, for the three and nine months ended September 30, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Multi-Year Outperformance Award
2020 OPP
On the Listing Date, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date, in accordance with its terms, the single LTIP Unit automatically converted into 501,605 LTIP Units (adjusted for the Reverse Stock Split), the quotient of $50.0 million divided by $99.68 (adjusted for the Reverse Stock Split), representing the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This number of LTIP Units represented the maximum number of LTIP Units that could have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned under the performance measures.
For accounting purposes, July 19, 2020 was treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the single LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million was recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and nine months ended September 30, 2023, the Company recorded equity-based compensation expense related to the LTIP Units of $1.1 million and $5.3 million, respectively, and $2.1 million and $6.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the total fair value of the LTIP Units has been amortized to expense and no future expense remains. Equity-based compensation expense related to the LTIP Units is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss.
The LTIP Units issued pursuant to the 2020 OPP could potentially have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned under the performance measures. These LTIP Units were thus automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of equity.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units were governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units were entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until if, and when, the LTIP Units were earned. Distributions paid on a Class A Unit were equal to dividends paid on a share of Class A common stock and were not subject to forfeiture, even though the LTIP Units were not earned and have been forfeited. If the LTIP Units had been earned, the Advisor would have been entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that were earned would have become entitled to receive the same distributions paid on the Class A Units. If the Advisor’s capital account with respect to an earned LTIP Unit had been equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, would have been entitled to convert the LTIP Unit into a Class A Unit, which would have in turn been redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. Through the six months ended June 30, 2022 we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. Subsequently, the board decided not to declare any further dividends. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared. Because the LTIP Units only receive distributions when the Class A common stock receives dividends, no distributions have been paid since the quarter ended March 31, 2022.
For the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023, the Company did not pay distributions on the LTIP Units and during the nine months ended September 30, 2022, the Company paid $80,000 of

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
distributions on the LTIP units. As discussed above, the LTIP Units were automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP.
Performance Measures
As indicated above, on November 7, 2023, following the end of the performance period that expired on August 18, 2023, the compensation committee of the Company’s board of directors determined that none of the 501,605 LTIP Units under the 2020 OPP had been earned. These LTIP Units were thus automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP.
With respect to one-half of the LTIP Units granted under the 2020 OPP, the number of LTIP Units that could have potentially become earned was determined as of the last day of the performance period based on the Company’s achievement of absolute total stockholder return (“TSR”) levels as shown in the table below.

Performance Level	Absolute TSR			Percentage of LTIP Units Earned
Below Threshold	Less than	12%		0%
Threshold		12%		25%
Target		18%		50%
Maximum		24%	or higher	100%

If the Company’s absolute TSR was more than 12% but less than 18%, or more than 18% but less than 24%, the percentage of the Absolute TSR LTIP Units that would have been earned would have been determined using linear interpolation as between those tiers, respectively.
With respect to the remaining one-half of the LTIP Units granted under the 2020 OPP, the number of LTIP Units that could have potentially become earned was determined as of the last day of the performance period base on the difference (expressed in terms of basis points, whether positive or negative, as shown in the table below) between the Company’s absolute TSR on the last day of the performance period relative to the average TSR of a peer group consisting of Empire State Realty Trust, Inc., Franklin Street Properties Corp., Paramount Group, Inc. and Clipper Realty Inc. as of the last day of the performance period.

Performance Level	Relative TSR Excess			Percentage of LTIP Units Earned
Below Threshold	Less than	-600	basis points	0%
Threshold		-600	basis points	25%
Target		0	basis points	50%
Maximum		+600	basis points	100%

If the relative TSR excess was between -600 basis points and zero basis points, or between zero basis points and +600 basis points, the number of LTIP Units that would have been earned would have been determined using linear interpolation as between those tiers, respectively.
Other Share-Based Compensation
The Company may issue Class A common stock in lieu of cash to pay fees earned by the Company’s board of directors at the respective director’s election. There are no restrictions on the shares issued. During the three months ended March 31, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the fourth quarter of the year ended December 31, 2021 and accordingly, the expense was recorded in the fourth quarter of the year ended December 31, 2021. Also, during the three months ended June 30, 2022, the Company’s independent board of directors made an election to receive stock in lieu of cash for board services rendered during the first quarter of the year ended December 31, 2022 and accordingly, the expense was recorded in the first quarter of the year ended December 31, 2022. As a result, the Company issued 649 and 606 shares of its Class A common stock (adjusted for the Reverse Stock Split) to the Company’s independent board of directors in the first and second quarters of the year ended December 31, 2022, respectively, relating to services rendered and expenses recorded in the year ended December 31, 2021 and quarter ended March 31, 2022, respectively. There were no shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 12 — Income Taxes
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses the Company may own and operate. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, the Company’s board of directors authorized the termination of the Company’s REIT election which became effective as of January 1, 2023. Historically, effective with the taxable year ended December 31, 2014 through December 31, 2022, the Company had elected to be taxed as a REIT.
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of September 30, 2023 and as of December 31, 2022. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the three and nine months ended September 30, 2023 and 2022. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2023. Accordingly, the Company has recorded no income tax expense (after considering changes in the valuation allowance) for the three and nine months ended September 30, 2023. The Company remains in a net deferred tax asset position with a full valuation allowance as of both September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company had no material uncertain tax positions.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022		2023	2022
Net loss attributable to common stockholders (in thousands)	$(9,390)	$(11,074)		$(32,047)	$(35,787)
Adjustments to net loss attributable to common stockholders	—	—		—	(80)
Adjusted net loss attributable to common stockholders	$(9,390)	$(11,074)		$(32,047)	$(35,867)
Weighted average shares outstanding — Basic and Diluted	2,288,683	1,728,540	(1)	2,205,702	1,690,311	(1)
Net loss per share attributable to common stockholders — Basic and Diluted	$(4.10)	$(6.40)	(1)	$(14.53)	$(21.22)	(1)
(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three month period ended September 30, 2022 and the three and nine month periods ended September 30, 2023 relating to distributions to LTIP Units which are paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted shares (1)	34,889	19,368	23,851	12,194
LTIP Units (2)	261,707	501,605	420,760	501,605
Total weighted-average anti-dilutive common share equivalents	296,596	520,973	444,611	513,799
_______
(1) There were 35,518 and 18,134 unvested restricted shares outstanding as of September 30, 2023 and 2022, respectively (adjusted for the Reverse Stock Split).
(2) There were no LTIP units outstanding as of September 30, 2023 and there were 501,605 LTIP Units outstanding (adjusted for the Reverse Stock Split) as of September 30, 2022 (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for and nine month periods ended September 30, 2023 and 2022, respectively, based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for nine month periods ended September 30, 2023 because either or both (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at September 30, 2023 and 2022 or (ii) the Company recorded a net loss to common stockholders for all periods presented and any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.
Tender Offer by Affiliates of the Advisor
On September 27, 2023, Bellevue Capital Partners, LLC announced a tender offer to purchase up to 350,000 shares of the Company’s Class A common stock, at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023 and 223,460 shares were tendered and accepted by Belleuve for a purchase price to Bellevue of an aggregate of approximately $2.3 million, less any fees, expenses, or taxes withheld for the fourth quarter of 2023.
Hit Factory Disposition
On October 12, 2023 the Company sold its property at 421 W. 54th street (the “Hit Factory”) for a contract sales price of $4.5 million. This property was classified as held-for-sale on the Company’s consolidated balance sheet as of September 30, 2023. The sole tenant terminated its lease early and vacated the space during the quarter ended June 30, 2018. This Company incurred approximately $0.2 million of property operating expenses on this property in the nine months ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts may be forward-looking statements including statements regarding the intent, belief or current expectations of American Strategic Investment Co. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “potential,” “predicts,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; the risk that any potential future acquisition by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all; and the risk that we may not meet the listing requirements of the New York Stock Exchange. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, this and our other Quarterly Reports on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”).
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. During the quarter ended September 30, 2021, we also began operating Innovate NYC at our 1140 Avenue of Americas property, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. As of September 30, 2023, we owned eight properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $790.7 million with an overall occupancy of 85.1%. On October 12, 2023 the Company sold its property at 421 W. 54th street (the “Hit Factory”) for a contract sales price of $4.5 million. This property was classified as held-for-sale on the Company’s consolidated balance sheet as of September 30, 2023. The sole tenant terminated its lease early and vacated the space during the quarter ended June 30, 2018.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, our board of directors authorized termination of our REIT election which became effective as of January 1, 2023. Historically, we had filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each subsequent taxable year ending on or before the year ended December 31, 2022.
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our board, resulting in each outstanding share of Class A common stock, par value $0.01 per share, (the “Class A common stock”) being converted into 0.125 shares of common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of our Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020. Also, on February 22, 2023, we completed a non-transferable rights offering raising gross proceeds of $5.0 million (the “Rights Offering”). As a result, we issued 386,100 shares of our Class A common stock subscribed for in the Rights Offering on February 27, 2023.
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
The negative impacts of the COVID-19 pandemic during 2020 and 2021 caused certain of our tenants to be unable to make rent payments to us timely, or at all. As a result, we did experience delays in rent collections during 2021, however, with the exception of one minor lease deferral during the quarter of the ended September 30, 2022, our tenants have paid rent. During the quarter ended September 30, 2023 we had one tenant lease expire by its terms. During the period ended June 30, 2023, one tenant elected to terminate its lease early effective in October of 2023, which was unrelated to the impact of COVID-19. Also, during the quarter ended September 30, 2023 we had a new lease that commenced.
Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active, to fund operating expenses at our other properties and other capital requirements. As of September 30, 2023 two of our mortgages aggregating $109.0 million in principal amount remained in a cash trap event, all as described in detail further below in the Liquidity and Capital Resources section.
We took several steps to mitigate the impact of the pandemic on our business and in some cases, in 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. There were no new deferrals or abatements during the nine months ended September 30, 2023.
Our portfolio is primarily comprised of office and retail tenants. We collected 100% of original cash rent due across our entire portfolio for the three months and nine months ended September 30, 2023. We collected 100% of the original cash rent due across our entire portfolio in the first and second quarters 2023 and for all of 2022. There can be no assurance, however, that tenants will continue to pay all cash rent due. The cash rent collections for the third quarter of 2023 includes cash receipts through October 31, 2023 and includes cash received in October for cash rent due in the quarter ended September 30, 2023. Cash received in October 2023 is not, however, included in cash and cash equivalents on our September 30, 2023 consolidated balance sheet and was immaterial in amount for the quarter ended September 30, 2023. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
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

Properties
The following table presents certain information about the investment properties we owned as of September 30, 2023:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy		Remaining Lease Term (1)

421 W. 54th Street - Hit Factory	Jun. 2014	1	12,327	—%		—
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%		3.7
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%		13.8
9 Times Square	Nov. 2014	1	167,390	68.0%	(2)	6.3
123 William Street	Mar. 2015	1	542,676	92.0%	(2)	5.3
1140 Avenue of the Americas	Jun. 2016	1	242,646	74.6%	(3)	6.4
8713 Fifth Avenue	Oct. 2018	1	17,500	88.6%	(4)	10.9
196 Orchard Street	Jul. 2019	1	60,297	100.0%		11.6
		8	1,163,061	85.1%		6.6
______
(1)Calculated on a weighted-average basis as of September 30, 2023, as applicable.
(2)In January 2021, our former tenant, Knotel, filed for bankruptcy and the leases with this tenant were terminated effective January 31, 2021, which impacted two of our properties, 9 Times Square and 123 William Street. The Knotel termination and new leasing activity since that time has resulted in occupancy at the 9 Times Square property of 68.0% as of September 30, 2023, as compared to 61.9% and 59.3% as of December 31, 2022 and 2021, respectively. After taking into account the Knotel termination and new leasing activity since that time at the 123 William Street property, occupancy as of September 30, 2023, was 92.0%, as compared to 91.4% and 90.8% as of December 31, 2022 and 2021, respectively.
(3)Occupancy at 1140 Avenue of the Americas increased 3.7% for the period ended September 30, 2023 as compared to December 31, 2022. The increase was due to two new leases signed in the quarter ended March 31, 2023.
(4)The Company signed a lease with a new tenant at this property in November 2021, and the new began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the first quarter of 2024, which will bring the occupancy to 100.0%.

Results of Operations
As of September 30, 2023 and 2022, our overall portfolio occupancy was 85.1% and 84.5%, respectively. The following table is a summary of our quarterly leasing activity during the first nine months of 2023. There were no replacement leases during the year ended December 31, 2022 and the nine months ended September 30, 2023.

	Q1 2023	Q2 2023	Q3 2023
Leasing activity:
New leases:
New leases commenced	5	4	1
Total square feet leased	19,812	26,778	12,658
Annualized straight-line rent per square foot (1)	$54.18	$55.14	$35.00
Weighted-average lease term (years) (2)	12.7	5.4	1.3

Terminated or expired leases:
Number of leases terminated or expired	1	2	1
Square feet	4,548	7,908	12,658
Annualized straight-line rent per square foot (1)	$44.93	$60.35	$50.79

______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Comparison of Three Months Ended September 30, 2023 and 2022
As of September 30, 2023, we owned eight properties, all of which were acquired prior to January 1, 2022. Our results of operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $9.4 million for the quarter ended September 30, 2023, as compared to $11.1 million for the quarter ended September 30, 2022. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants increased to $16.0 million for the three months ended September 30, 2023 as compared to $15.9 million for the three months ended September 30, 2022. The increase in revenue for the three month period September 30, 2023 was primarily due to increased occupancy compared to September 30, 2022.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million and $1.7 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended September 30, 2023 and 2022, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however the remainder of the management fees in the first, second and third quarters of 2023 were paid in cash. Also, in the quarter ended September 30, 2022, in accordance with the side letter entered into with the Advisor (the “Side Letter”), the Advisor was paid base management fees, aggregating $0.5 million (for July of 2022) in cash and reinvested these fees, in shares of our Class A common stock and the Advisor elected to receive shares in lieu of cash for the August and September 2022 base management fees. For accounting purposes, the shares issued in the quarter ended September 30, 2022 were issued using the closing price on date of issue and the related expense was $1.3 million for the three months ended September 30, 2022.
Property Operating Expenses
Property operating expenses decreased to $8.8 million for the three months ended September 30, 2023 compared to $8.9 million for the three months ended September 30, 2022. This was primarily due to a decrease in utility and maintenance expenses for the three months ended September 30, 2023.

Impairments of Real Estate Investments

During the three months ended September 30, 2023, we recorded impairment charges of $0.4 million related to the 421 W. 54th Street - Hit Factory property as it was determined that the carrying value exceeded the Company’s sales price of the asset, less the costs to sell the property as of September 30, 2023. There were no impairment charges during the three month period ending September 30, 2022.
Equity-Based Compensation
Equity-based compensation decreased $1.0 million to $1.2 million for the three months ended September 30, 2023 compared to $2.3 million for the three months ended September 30, 2022. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The expense from the 2020 OPP is generally consistent period over period, however the third quarter of 2023 only includes expense through the end of the performance period, August 18, 2023. The increase also relates to higher restricted share amortization expense due to additional restricted shares issued to our board of directors in June 2022. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased to $1.9 million for the three months ended September 30, 2023 from $2.4 million for three months ended September 30, 2022. The decrease in general and administrative expenses was primarily attributable to a change in estimate of our New York annual capital base tax accrual of $0.2 million. This tax expense was not incurred in the three months ended September 30, 2022, when we were organized as a REIT. This change in estimate of the tax accrual occurred because of a change in valuation from cost basis to an estimated market value in the three month period ending September 30, 2023. In addition, during the three months ended September 30, 2023, we also incurred lower professional fees and legal fees.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended September 30, 2023 and 2022 were $0.8 million ($0.8 million related to salaries, wages, and benefits and none related to administrative and overhead expenses) and $0.9 million, all of which related to salaries, wages, and benefits.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $6.5 million for the three months ended September 30, 2023 as compared to $6.9 million for the three months ended September 30, 2022. The decrease was primarily due to a lower depreciable asset base between periods.
Interest Expense
Interest expense decreased to $4.7 million for the three months ended September 30, 2023, compared to $4.8 million for the three months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, our weighted-average outstanding debt balance was $399.5 million, and had a weighted-average effective interest rate of 4.35% in each period. All of our mortgage debt is either fixed rate or swapped to fixed rate and, accordingly, we have not currently been affected by rising interest rates.
Comparison of Nine Months Ended September 30, 2023 and 2022
As of September 30, 2023, we owned eight properties, all of which were acquired prior to January 1, 2021. Changes in our results of operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to an increase in occupancy which increased rental revenue for previously vacant spaces. On October 12, 2023 the Company sold the Hit Factory for a contract sales price of $4.5 million. This property was classified as held-for-sale on the Company’s consolidated balance sheet as of September 30, 2023. The sole tenant terminated its lease early and vacated the space during the quarter ended June 30, 2018. The sale of this vacant property eliminated annual carrying costs of approximately $0.3 million associated with owning the property. For more details please see Note 14 — Subsequent Events.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $32.0 million for the nine months ended September 30, 2023, as compared to $35.8 million for the nine months ended September 30, 2022. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
Revenue from tenants decreased to $47.3 million for the nine months ended September 30, 2023, from $47.8 million for the nine months ended September 30, 2022. The decrease was primarily due to percentage rent agreements naturally expiring during the quarter ended June 30, 2022 that resulted in a decrease in revenue, as well as a decrease in our real estate tax reimbursement billings. The percentage rent arrangements that we entered into provided us with an opportunity to capture more original cash rent due as New York City began to rebound from the COVID-19 pandemic. These percentage rent deals remained in place until July 2022, when we entered into new leases with the tenant that will expire in June of 2037.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $5.8 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however the remainder of the management fees in the nine months ended September 30, 2023 were paid in cash. Also, in the nine months ended September 30, 2022, in accordance with the Side Letter, the Advisor was paid base management fees, aggregating $3.0 million in cash and reinvested these fees in shares of the Company’s Class A common stock and elected to receive the August and September 2022 base management fees in Class A common stock in the nine months ended September 30, 2022. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $0.5 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Property Operating Expenses
Property operating expenses decreased $0.3 million to $25.6 million for the nine months ended September 30, 2023 from $25.9 million for the nine months ended September 30, 2022. This was primarily due to lower repairs and maintenance and utility expenses for the nine months ended September 30, 2023.
Impairments of Real Estate Investments
During the nine months ended September 30, 2023, we recorded impairment charges of $0.4 million related to our 421 W. 54th Street - Hit Factory property. We entered into a definitive purchase and sale agreement to sell this property for $4.5 million during the third quarter of 2023. The sale closed on October 12, 2023. We evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on our accounting policies. During the third quarter of 2023, we recorded impairment charges for this property because we determined that the carrying value exceeded the Company’s sales price of the asset, less the costs to sell the property as of September 30, 2023. There were no impairment charges during the nine month period ending September 30, 2022.
Equity-Based Compensation
Equity-based compensation decreased to $5.7 million for the nine months ended September 30, 2023, as compared to $6.6 million for the nine months ended September 30, 2022. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted under the 2020 OPP. The expense from the 2020 OPP is generally consistent period over period, however, the third quarter of 2023 only includes expense through the end of the performance period, August 18, 2023. The decrease in equity-based compensation relates to higher restricted share amortization expense due to additional restricted shares issued to employees of the Advisor in April 2022 and additional restricted shares issued to our board of directors in June 2022, as well as a decrease in restricted share amortization expense related to the 2020 OPP due to the end of the performance period. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased $3.0 million to $7.6 million for the nine months ended September 30, 2023 compared to $10.6 million for the nine months ended September 30, 2022. The decrease was primarily due to lower proxy solicitation and related costs in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2022 in connection with the annual meeting of stockholders and proxy contest we incurred overall higher legal and other costs of approximately $2.5 million, which were attributable to the portion of our 2022 proxy contest expenses. The decrease in expenses was also related to legal fees incurred during the nine months ended September 30, 2023 of approximately $0.4 million that were not related to the proxy, as well as a decrease in compensation expense related to salaries, wages and benefits of approximately $0.3 million (as described below).
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the nine months ended September 30, 2023 and September 30, 2022 were $2.7 million ($2.3 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses) and $3.0 million ($2.6 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses), respectively.

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
Depreciation and Amortization
Depreciation and amortization expense decreased to $20.2 million for the nine months ended September 30, 2023, compared to $21.0 million for the nine months ended September 30, 2022. The decrease was primarily due to the write-off of in-place leases in second quarter of 2022 in relation to lease terminations during the quarter ended June 30, 2022.
Interest Expense
Interest expense remained approximately the same at $14.1 million for the nine months ended September 30, 2023, and for the nine months ended September 30, 2022. In the quarter ended March 31, 2022 there was a partial pay-down of the loan secured by 9 Times Square. During the nine months ended September 30, 2023 and 2022, our weighted average outstanding debt balance was $399.5 million and $400.7 million, respectively, and had a weighted-average effective interest rate of 4.35% in each period. All of our mortgage debt is fixed rate and, accordingly, we have not currently been affected by rising market interest rates.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of general, administrative and property operating expenses.
Net cash used in operating activities was $3.9 million during the nine months ended September 30, 2023 and was impacted primarily by a net loss of $32.0 million, adjusted for non-cash items of $28.0 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion/amortization of below market and above market lease liabilities and assets, equity-based compensation and management fees reinvested by the Advisor. Net cash provided by operating activities was also impacted by an increase in prepaid expenses and other assets of $1.7 million and an decrease in accounts payable and accrued expenses associated with operating activities of $2.8 million, an increase in deferred revenue (prepaid rent) of $0.3 million and an increase in straight-line receivable of $0.8 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $3.2 million during the nine months ended September 30, 2023 consisted of the funding of capital expenditures relating to tenant and building improvements at 9 Times Square, 123 William Street, 1140 Avenue of the Americas and 8713 Fifth Avenue.
Net cash used in investing activities of $4.9 million during the nine months ended September 30, 2022 consisted of the funding of capital expenditures relating to tenant and building improvements at 123 William Street and 1140 Avenue of the Americas.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.0 million during the nine months ended September 30, 2023 due primarily to the net proceeds of $4.1 million from the Rights Offering.
Net cash used by financing activities was $6.3 million during the nine months ended September 30, 2022 related to payments on mortgage notes payable of $5.5 million and the payment of dividends on common stock of $2.7 million.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended September 30, 2023.

Cash, Cash Equivalents and Restricted Cash
As of September 30, 2023, we had cash and cash equivalents of $5.1 million as compared to $9.2 million as of December 31, 2022. The decrease in cash was mainly due to the funding of capital expenditures for building and tenant improvements at our 9 Times Square, 123 William Street, 1140 Avenue of the Americas and 8713 Fifth Avenue properties. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $13.0 million as of September 30, 2023.
We had restricted cash of $7.9 million as of September 30, 2023 as compared to $6.9 million as of December 31, 2022. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $3.6 million as of September 30, 2023 and December 31, 2022, and the remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. The increases result from the fact that a termination payment was received during the period ending June 30, 2023 that was required to be treated as restricted cash, and we were also required to deposit monies in an existing escrow account during the period ending September 30 2023, which was also treated as restricted cash. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2023.
Segregated Cash Accounts - Loan Covenant Breaches
The negative impacts of the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements during the quarter ended September 30, 2023.
As of September 30, 2023, we are operating under two cash traps at both 1140 Avenue of the Americas and 8713 Fifth Avenue, which together, represent 22% of the rentable square feet in our portfolio as of September 30, 2023. As of September 30, 2023 and December 31, 2022, there was $3.6 million of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. The remaining cash that is classified as restricted cash on the consolidated balance sheet are held in escrow accounts. As of September 30, 2023 our 8713 Fifth Avenue property has not generated excess cash after debt service and there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Liquidity
We do not have any significant scheduled debt principal repayments due until April 2024 when the loan in the principal amount of $49.5 million and secured by Nine Times Square matures. We are presently evaluating our options to extend or refinance that loan. We believe that we will have sufficient cash available to us to meet our operating and capital requirements over the next year. We expect to fund our operating expenses and capital requirements over the next 12 months with cash on hand as of September 30, 2023 and the cash we believe we will generate from operations that are not otherwise subject to cash traps described herein.
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
After the quarter ended, we sold the Hit Factory for a sales price of $4.5 million. The sale closed on October 12, 2023. We had classified this property as held-for-sale on our consolidated balance sheet as of September 30, 2023. For more details please see Note 14 — Subsequent Events. The proceeds from this sale will be available to fund our liquidity needs. We are also no longer responsible for paying the carrying costs of approximately $0.3 million annually on this property.
To further augment our liquidity, we may potentially be able to generate funds for these needs through the potential issuance or placement of unsecured debt or an offering of equity securities although there can be no assurance that a market will exist for either a debt or equity offering of our securities. We may also further dispose of properties, but presently do not have plans to do so. During the year ended December 31, 2022 and the three months ended March 31, 2023, we were also able to preserve cash through an arrangement with our Advisor. Specifically in each of August, September, October, November and December 2022, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee. We issued 15,586, 18,899, 18,285, 19,320 and 24,744 shares (adjusted for the Reverse Stock Split), respectively, in connection with this arragnement. Since February of 2023 the advisor has been paid its fees in cash. For the full year ended December 31, 2022 in connection with the monthly base management fee earned by the Advisor, an aggregate of 129,671 shares were issued (including those issued related to the Side Letter - see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details).
We continue to focus on increasing occupancy of the portfolio by seeking new and replacement tenants for leases that expired or otherwise have been terminated. We believe that certain market tenant incentives we have used and expect to continue to use, including free rent periods and tenant improvements, will support our occupancy rate and extend the average duration of our leases upon commencement of executed leases. These incentives have delayed, and may delay or reduce cash flow in the future for some period. Our ability to generate net cash from our property operations depends, in part on the amount of additional cash we can generate through new or renewal leases, which is not assured, and on our ability to access any excess cash we are able to generate from properties that are encumbered by mortgages where a cash trap event has occurred (see below for more details), which also is not assured.
Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through September 30, 2023. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.
Mortgage Loans
We had six mortgage loans secured by seven of our eight properties with an aggregate balance of $399.5 million as of September 30, 2023 with a weighted-average effective interest rate of 4.35%. All our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate. We do not have any scheduled principal payments due on our mortgage notes payable during the remainder of the year ending December 31, 2023. The loan secured by Nine Times Square in the principal amount of $49.5 million matures in April 2024. This loan bears interest at a rate equal to 3.72% per annum. We are currently considering a multitude of options to repay or refinance this mortgage note payable prior to or on its maturity, including extending the term with the existing lender, which may require a partial repayment of the mortgage note, or refinancing with a new lender. The interest rate on any refinanced or extended loan is likely to be greater than the current rate
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all. We do not currently anticipate incurring additional indebtedness secured by our existing properties, however, despite a tightening of the credit markets, we expect to be able to continue to use debt financing as a source of capital especially if we acquire additional properties.
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 13 quarters ended September 30, 2023. The principal amount of the loan was $99.0 million as of September 30, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2023 and December 31, 2022 we had $3.6 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 13 quarters ended September 30, 2023. The principal amount for the loan was $10.0 million as of September 30, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, we had not yet determined whether we will do so, and have not previously done so. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. We signed a lease with a tenant at this property in November 2021. The tenant and began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the quarter ending March 31, 2024, which will bring the occupancy to 100%. We anticipate complying with the debt service coverage ratio under the non-recourse mortgage once the space is occupied in the quarter ending March 31, 2024.
Other Information
We entered into one new lease at 123 William Street representing over 12,658 square feet during the three months ended September 30, 2023. We are also working to increase the rental income at our other properties that are not fully occupied. There can be no assurance, however, that we will be able to lease all or any portion of the vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at 1140 Avenue of the Americas and 8713 Fifth Avenue on terms that allow us to cure the two remaining covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies.
Any cash that is restricted for the remaining breaches on 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages (as disclosed above) are not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of September 30, 2023.

Leasing Activity/Occupancy
We had an increase in occupancy level to 85.1% across our portfolio as of September 30, 2023, as compared to 82.7% as of December 31, 2022. The changes in occupancy were as follows:
•Occupancy at 9 Times Square increased to 68.0% as of September 30, 2023, compared to 61.9% as of December 31, 2022. The increase was due to two new leases signed during the nine months ended September 30, 2023.
•Occupancy at 123 William Street increased to 92.0% as of September 30, 2023 compared to 91.4% as of December 31, 2022. The increase was due to the signing of new leases and one termination during the nine months ended September 30, 2023.
•Occupancy at 1140 Avenue of the Americas increased to 74.6% as of September 30, 2023, compared to 70.9% as of December 31, 2022. The increase was due to three new leases signed during the nine months ended September 30, 2023.
•Occupancy at 8713 Fifth Avenue increased to 88.6% as of September 30, 2023, compared to 57.1% as of December 31, 2022. The increase was due to two new leases signed during the nine months ended September 30, 2023. We signed a lease with a new tenant at this property in November 2021, that began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the quarter of the year ended December 31, 2023, which will bring the occupancy to 100.0%.
Capital Expenditures
For the nine months ended September 30, 2023, we funded an aggregate of $3.2 million of capital expenditures primarily for tenant and building improvements at 123 William Street, 9 Times Square 1140 Avenue of the Americas, and 8713 Fifth Avenue. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. We expect the amount we invest in capital expenditures during the full year ending December 31, 2023, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2022. However, this could change if management deems necessary. We funded our capital expenditures during the three months ended September 30, 2023 with cash on hand consisting of proceeds from previous offerings/financings and, cash retained from the Advisor by electing to receive shares of our Class A common stock in lieu of cash for its base management fee for January 2023. The economic uncertainty created by the COVID-19 global pandemic as well as the increased incidence of “work from home” has impacted and could continue to impact our decisions on the amount and timing of future capital expenditures.
Tender Offer by Affiliates of the Advisor
On September 27, 2023, Bellevue Capital Partners, LLC announced a tender offer to purchase up to 350,000 shares of our Class A common stock, at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023 and 223,460 shares were tendered and accepted by Bellevue for a purchase price to Bellevue of an aggregate of approximately $2.3 million, less any fees, expenses, or taxes withheld. As a result, the tender offer increased total shares owned by Bellevue to approximately 45.1% of our total oustanding shares of Class A common stock as of October 30, 2023. For additional details see Note 14 — Subsequent Events.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the nine months ended September 30, 2023.
We entered into a definitive purchase and sale agreement to sell our 421 W. 54th Street - Hit Factory property for $4.5 million during the three months ended September 30, 2023. We closed the sale on October 12, 2023. We evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on our accounting policies, therefore, it is presented on the assets held for sale line item on our consolidated balance sheet as of September 30, 2023. The sole tenant terminated its lease early and vacated the space during the quarter ended June 30, 2018.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
In December 2022 we announced that that we changed our business strategy and terminated our election to be taxed as a REIT effective January 1, 2023. However, our business and operations have not materially changed in the quarter ended September 30, 2023 since we did not make new investments. Therefore, we did not change any of the non-GAAP metrics that we have historically used to evaluate performance.
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
Core Funds from Operations
Beginning in the quarter ended September 30, 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded companies with businesses similar to our current business, although Core FFO presented by us may not be comparable to Core FFO reported by other companies that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, non-cash equity-based compensation and costs incurred for the 2022 contested proxy that were specifically related to the portion of our 2022 proxy contest and non-cash equity-based compensations costs incurred for the 2023 Tender Offer. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of normal operating performance. Further, we do not consider the costs associated with the 2022 contested proxy, while paid in cash, to be indicative of normal operating performance. We also do not consider costs related to the tender offer to be indicative of normal operating performance. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs described above, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our operating performance results.

The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023		2022		2023		2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,390)		$(11,074)		$(32,047)		$(35,787)
Impairment of real estate investments	362		—		513		—
Depreciation and amortization	6,499		6,941		20,200		20,963
FFO (deficit) (As defined by NAREIT) attributable to common stockholders	(2,529)		(4,133)		(11,334)		(14,824)
Equity-based compensation (1)	1,208		2,263		5,712		6,584
Expenses attributable to portion of 2022 proxy contest (2)	—		—		—		2,477
Expenses attributable to 2023 Tender Offer (3)	$233		$—		$233		$—
Core FFO (deficit) attributable to common stockholders	$(1,088)	$—	$(1,870)	$—	$(5,389)	$—	$(5,763)
_________
(1) Includes expense related to the amortization of our restricted common shares and LTIP Units related to its multi-year outperformance agreement for all periods presented. Management has not added back the cost of the base management fee elected to be received by the Advisor in shares in lieu of cash or the Advisor’s base management fee used by the Advisor under the Side Letter to purchase shares because such amounts are considered a normal operating expense. Such amounts included in net loss were zero and $0.5 million for the three and nine months ended September 30, 2023 and $1.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
(2) Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of the 2022 proxy contest. We do not consider these expenses to be part of our normal operating performance and has, accordingly, increased its Core FFO for this amount.
(3) Amount relates to costs that we incurred as it relates to the 2023 Tender Offer. We do not consider these expenses to be part of our normal operating performance and has, accordingly, increased its Core FFO for this amount.
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

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net loss (in accordance with GAAP)	$(9,390)	$(11,074)	$(32,047)	$(35,787)
Depreciation and amortization	6,499	6,941	20,200	20,963
Interest expense	4,739	4,755	14,109	14,173
Impairment of real estate investments	362	—	513	—
Equity-based compensation	1,208	2,263	5,712	6,584
Other expense	(8)	(2)	(27)	33
Asset and property management fees to related parties	1,882	1,667	5,754	5,374
General and administrative	1,931	2,435	7,551	10,596
Accretion of below- and amortization of above-market lease liabilities and assets, net	(36)	(30)	(45)	(131)
Straight-line rent (revenue as a lessor)	(703)	(778)	(787)	(3,011)
Straight-line ground rent (expense as lessee)	27	28	81	82
Cash NOI	$6,511	$6,205	$21,014	$18,876
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.7%. To help mitigate the adverse impact of inflation, approximately 84% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.1% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of September 30, 2023, based on straight-line rent, approximately 84% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 16% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
Please refer to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended and supplemented as follows:

Negative fluctuations in the price of our Class A common stock could impact our market capitalization and our ability to meet the ongoing listing requirements of the NYSE.
From time to time, fluctuations in the price of our Class A common stock have caused the Company’s market capitalization to fall below $15 million. Pursuant to Rule 802.01B in the Listed Company Manual of the NYSE, the Company must maintain a thirty-trading-day average market capitalization of $15 million. If we are unable to satisfy the market capitalization test, the NYSE would delist our Class A common stock from trading on the NYSE which could have a negative impact on stockholder liquidity and the Company’s ability to raise capital.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Change of Corporate Address
Effective November 8, 2023, the Company has changed the address of its principal executive corporate office. The new address is 222 Bellevue Ave, Newport, RI 02840.

Indemnification Agreements
On November 9, 2023 the Company entered into an indemnification agreement with its Chief Executive Officer and Chief Financial Officer (the “Indemnification Agreements”). The Indemnification Agreements are in the same form as the indemnification agreements the Company has entered into with its directors and officers, which form has been filed with the SEC.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBITS INDEX

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement, dated July 17, 2018
3.2 (2)	Articles of Amendment relating to corporate name change, dated March 13, 2019
3.3 (3)	Articles of Amendment relating to reverse stock split, dated August 5, 2020
3.4 (3)	Articles of Amendment relating to par value decrease and common stock name change, dated August 5, 2020
3.5 (3)	Articles Supplementary classifying and designating Class B common stock, dated March 16 2022
3.6 (4)	Articles Supplementary classifying and designating Series A Preferred Stock, dated August 17, 2020
3.7 (5)	Articles Supplementary reclassifying Class B common stock into Class A common stock, dated March 16, 2022
3.8 (6)	Articles of Amendment relating to Reverse Stock Split (2023), dated January 10, 2023
3.9 (6)	Articles of Amendment relating to par value decrease (2023), dated January 10, 2023
3.10 (7)	Articles of Amendment relating to name change (2023), dated January 18, 2023
3.11 (8)	Second Amended and Restated Bylaws of American Strategic Investment Co.
4.1 (7)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.2 (7)	Certificate of Notice of American Strategic Investment Co., dated January 18, 2023
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5) Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2022.
(6) Filed as an exhibit to our Form 8-K filed with the SEC on January 12, 2023.
(7) Filed as an exhibit to our Form 8-K filed with the SEC on January 24, 2023.
(8) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STRATEGIC INVESTMENT CO.

By:	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph Marnikovic
Joseph Marnikovic
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 9, 2023