Form 10-K
period 2023-12-31
American Strategic Investment Co.
filed 2024-04-01
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39448
American Strategic Investment Co.
(Exact name of registrant as specified in its charter)

Maryland	46-4380248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code: (212) 415-6500

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $11.3 million based on the closing sales price on the New York Stock Exchange as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 26, 2024, the registrant had 2,404,639 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2023

i

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2023

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements include statements regarding the intent, belief or current expectations of American Strategic Investment Co. (formerly known as New York City REIT, Inc.) (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company,” “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).
ii

PART I
Item 1. Business
Overview
We are an externally managed company that owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of December 31, 2023, we owned seven properties consisting of 1.2 million rentable square feet.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. We may now seek to acquire assets such as hotels, co-working office space businesses and seek to invest in and operate businesses such as hotel or parking lot management companies. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). Excluding hotels, these additional assets do not generate REIT-qualifying income and are operating businesses. As a result, on January 9, 2023, our board of directors (the “Board”) authorized revocation of our REIT election which became effective as of January 1, 2023. Historically, we filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each taxable year ended on or before December 31, 2022.
As a consequence of our decision to revoke our election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of our charter, including, without limitation, the “Aggregate Share Ownership Limit,” as defined therein, no longer apply. We filed with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the Board’s determination that it is no longer in our best interest to continue to qualify as a REIT and that therefore the Aggregate Share Ownership Limit will no longer be in effect.
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our Board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of Class A common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 7 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K (our “2023 Financial Statements”). Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.” Shares of our Class A common stock were first listed on the New York Stock Exchange (“NYSE”) on August 18, 2020.
Investment Strategy
Prior to the announcement to change our business strategy on December 30, 2022, we focused on acquiring high-quality commercial real estate located in the five boroughs of New York City, and, in particular, Manhattan. We believe that investment diversification may offset a prolonged New York City office market rebound. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for New York City office assets.
Specifically, our investment goals are as follows:
•Expand the scope of the assets and businesses that we own and operate in order to achieve external growth which would reduce our exposure to a single asset class and increase corporate flexibility and income generated;
•Invest primarily in properties with 80% or greater occupancy at the time of purchase;
•Purchase properties valued using current market rents with potential for appreciation and endeavor to acquire properties below replacement cost;
•Pay quarterly dividends, subject to capital availability; and
•Maximize total returns to our stockholders through a combination of realized appreciation and current income.
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
In evaluating prospective investments, our advisor, New York City Advisors, LLC (our “Advisor”), considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. Our Advisor has substantial discretion to select specific investments, subject to approval by our Board, including any related guidelines.
As part of our investment strategy, we have also implemented expense reduction initiatives, that target expenses such as tax appeals and the renegotiation and bidding of contracted services to lower operating expenses.
Tenants and Leasing
Our portfolio features a diverse tenant mix across seven mixed-use office and retail condominium buildings primarily located in Manhattan. As of December 31, 2023, on a weighted-average basis based on annualized straight-line rent, 24% of our tenants were in the financial services sector, 13% of our tenants were in the government/public administration sector, 9% of our tenants were in the non-profit sector, 12% of our tenants were in the retail sector, and no other sector accounted for more than 10%. As of December 31, 2023 and 2022, respectively, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. In addition, our top 10 tenants (measured based on rental income on a straight-line basis for the year ended December 31, 2023) are 59% actual investment grade rated and 20% implied investment grade rated. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. The term “parent" for these purposes includes any entity, including any governmental entity, owning more than 50% of the voting stock in a tenant.
We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2023, our portfolio was 86.7% occupied with a weighted average remaining lease term of 6.5 years. See “Leasing/Occupancy” section in Item 7A.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Our business is generally not seasonal.
Financing Strategies and Policies
In the year ended December 31, 2023 and other recent years, our primary source of capital has been cash on hand, which includes excess proceeds from property-level financings secured by certain of our properties. The net cash provided by our operations has not been sufficient to fund operating expenses and other capital requirements during the years ended December 31, 2023, 2022 and 2021.
During the year ended December 31, 2023 other sources of capital included (i) net proceeds of approximately $4.1 million from our non-transferable rights offering (the “Rights Offering”) in February of 2023, which entitled holders of rights to purchase 0.20130805 of a share of our Class A common stock for every right held at a subscription price of $12.95 per whole share, (ii) the sale of our property at 421 W. 54th street (the “Hit Factory”) for a contract sales price of $4.5 million, which had been vacant since the year ended December 31, 2018, and (iii) the issuance of shares of our Class A common stock in lieu of cash for our asset management fee, which is payable to our Advisor on a monthly basis. For more detailed information on these transactions, please see Note 2 — Summary of Significant Accounting Policies, Note 7 — Stockholders’ Equity and Note 9 — Related Party Transactions to our 2023 Financial Statements.
Subject to availability, we may also seek to generate capital from a variety of sources, including equity offerings of common and preferred stock and borrowings under a corporate-level credit facility. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but we have entered into and expect to continue to enter into these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. We may reevaluate and change our investing or financing policies at our Board’s sole discretion.
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

Ongoing Impact of COVID-19 on the New York City Real Estate Market
New York City, where all of our properties are located, was among the hardest hit locations in the country by the COVID-19 pandemic and fully reopened on March 7, 2022. Our properties remain accessible to all tenants. However, even as the COVID-19 pandemic has subsided and operating restrictions have now expired, not all tenants have fully resumed operations.
Our portfolio is primarily comprised of office and retail tenants. We have collected 100% of cash rent due across our entire portfolio for the three months December 31, 2023 (based on annualized straight-line rent as of December 31, 2023). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future. For additional information on the past and ongoing impacts of COVID-19 on our business as well as managements actions, see “Ongoing Impact of COVID-19 on the New York Real Estate Market” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Organizational Structure
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, New York City Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. In an effort to preserve our operating cash, we have issued shares of our Class A common stock in lieu of cash to our Advisor and Property Manager as payment for providing services to us. For additional information, please see Note 9 — Related Party Transactions to our 2023 Financial Statements.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for the period commencing with our taxable year ended December 31, 2014 through our taxable year ended December 31, 2022. As discussed above, we revoked that election effective as of January 1, 2023. Accordingly, we are now a corporation primarily subject to taxation under the provisions of subchapter C of the Code, a “taxable C corporation,” beginning with the taxable year ending December 31, 2023. We believe that, during the period commencing with our taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)) determined without regard for the deduction for dividends paid and excluding net capital gains, and we were required to comply with a number of other organizational and operational requirements. As long as we qualified as a REIT, we generally were not subject to federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders.
As a taxable C corporation, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. In addition, we generally will be disqualified from treatment as a REIT for the four taxable years following the year in which we revoked our REIT election. This action may reduce our net earnings available for investment or distribution to stockholders because of an additional income tax liability. Further, any cash distributions we pay to our stockholders will be taxed as dividend income under U.S. federal income tax law, to the extent attributable to our current accumulated earnings and profits, and not at rates applicable to dividends paid by REITs. To the extent we generate taxable income going forward, we may be able to limit the tax on our income through the use of net operating loss carryforwards or “NOLs”. However, because of our recent operating history of taxable losses from our results of operations, we are not able to conclude that it is more likely than not we will realize the future benefit of our NOLs; thus we have provided a 100% valuation allowance as of December 31, 2023.
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

In addition, we compete for acquisitions with REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, sovereign wealth funds, mutual funds and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than us, and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. There is also competition with others for assets outside of real estate, which we will face as we expand the scope of the assets and businesses we may acquire. However, there are no other specific competition-related factors known to us at this time.
Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us and increase prices, which will lower yields, making it more difficult for us to acquire new investments on attractive terms.
Regulations - General
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments. These regulations have not and are not expected to have a material impact on our capital expenditures, competitive position, and financial condition or results of operations during the next twelve months.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in the year ended December 31, 2023 and do not expect that we will be required to make any such material capital expenditures during the year ended December 31, 2024.
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
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our stockholders and a summary thereof. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends on our Class A common stock and they may also impact the trading price of our Class A common stock.

Summary Risk Factors
•Our real estate assets are located in the New York City area and, therefore, our business is particularly vulnerable to an economic downturn in New York City.
•Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.
•Certain periods of our unaudited financial statements were required to be restated or revised as a result of management identifying and reporting a material weakness in our internal control over financial reporting for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.
•There is no assurance we will restart paying cash dividends.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the global COVID-19 pandemic, which may have a material adverse effect on our business.
•The ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict may adversely impact our business operations and financial performance.
•Inflation may have an adverse effect on our investments and results of operations
•Increasing interest rates could increase the amount of our debt payments.
•We depend on tenants for our revenue, and accordingly lease terminations, tenant default and bankruptcy have adversely affected and could in the future adversely affect the income produced by our properties.
•Costs of complying with governmental laws and regulations, including those relating to environmental matters and discovery of previously undetected environmentally hazardous conditions, may adversely affect our operating results.
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
•We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due and we may incur additional indebtedness in the future.
•We have been in breach of several of our mortgage loan covenants, which are not events of default, for multiple quarters.
•The stockholder rights plan adopted by our Board, our classified board and other aspects of our corporate structure and Maryland law may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Failure to qualify as a REIT for prior taxable years would subject us to U.S. federal income tax and potentially state and local tax.
Risks Related to Our Properties and Operations
All of our real estate assets are located in the New York City area and, therefore, our business is particularly vulnerable to an economic downturn in New York City.
All of the real estate assets we own are located in the New York City area. We are subject to risks generally inherent in concentrating investments in a certain geographic area. These risks resulting from a lack of diversification become greater in downturns. The economy and real estate market in New York City has been negatively impacted by the continuing impacts of the COVID-19 pandemic. A further downturn in New York City’s economy for any reason such as employee layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes (or limits on tax deductibility), costs of complying with governmental regulations or increased regulation, in a submarket within New York City or in the overall national economy could reduce demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. Any sustained period of increased non-payment, delinquencies or losses caused by adverse market or economic conditions in New York City or in the overall national economy could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have no operating history with businesses that are not REIT qualifying assets. We cannot make any assurance that our new business plan will be successfully implemented.
For the year ended December 31, 2022, we announced our intention to expand the scope of the assets and businesses we may acquire and operate. We may acquire other assets and operating businesses such as hotels, expand our co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. Excluding hotels, these assets do not generate REIT-qualifying income and are operating businesses. There is no assurance we will be able to identify and acquire other assets or operating businesses at acceptable prices, if at all or that we will be able to operate the asset and businesses in a profitable fashion. Further, we may acquire assets in areas outside of New York City which will, among other things, expose us to risks and economic uncertainties in these new areas. We may not be able to effectively manage or adjust for these risks and economic uncertainties, and our business may be adversely affected if we do not manage these challenges successfully.
Moreover, there is no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will be realized or that we will be able to use existing or future NOLs to offset future taxable income, if any. Our federal NOLs totaled $186.5 million as of December 31, 2023. A portion of these federal NOLs will begin to expire during 2035. Likewise, a portion of the NOL carryforward may be limited in its use due to certain portions of the Code, including but not limited to Section 382 which imposes an annual limit on the amount of NOLs and net capital loss carry forwards that the Company may use to affect future taxable income.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our Class A common stock. Our management and audit committee concluded in November 2022 that our previously issued unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022 (the “Interim Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 (the “Q2 2022 10-Q”), were materially misstated. Management and the audit committee concluded that the Interim Financial Statements should no longer be relied upon. We filed an amendment to the Q2 2022 10-Q on November 14, 2022 in order to correct the errors by (i) restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2022, and (ii) revising our previously issued unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2022. The Company incurred costs to rectify such material weaknesses and may have to incur additional costs if new issues emerge. The additional reporting and other obligations resulting from these material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities and may impact investor perceptions.
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
As of December 31, 2023 and 2022, we had cash and cash equivalents and restricted cash of $12.8 million and $16.1 million, respectively. Under the guarantee of certain recourse liabilities under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash, cash equivalents and restricted cash) of $10.0 million. This minimum net worth and cash requirement impacts our ability to fund our other cash needs. In the years ended December 31, 2023 and 2022, the net cash provided by our property operations were not alone sufficient to fund operating expenses and other capital requirements. Our principal sources of cash in recent periods has been cash on hand from prior financings or from offerings of our Class A common stock including proceeds from our Common Stock ATM Program and more recently the Rights Offering.
General economic conditions such as high inflation, increasing interest rates and the continuing impact of COVID-19 pandemic on the New York City real estate market, which has led, for example, to a slow return of persons to their offices may cause certain of our tenants to be unable to make rent payments to us timely, or at all, reducing the amount of cash generated from our operations and therefore our ability to fund operating expenses and other capital requirements. Since the COVID-19 pandemic commenced, we have not collected all of the rent due to us from our tenants. In 2020 and 2021 we addressed this by executing different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. We have also experienced lease terminations, including the terminations in January 2021 due to the bankruptcy of Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020 and occupied several floors at both our 9 Times Square and 123 William Street properties. There can be no assurance we will be able to recover on any of the claims we have against Knotel. Funding our cash needs from cash on hand or the other sources mentioned above reduces the amount of capital available for other uses, including acquisitions and capital expenditures, which limits our financial and operating flexibility and could adversely affect our business.
Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the performance of our tenants and our business. We had $2.5 million of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2023, resulting from the breach of covenants under loan agreements secured by our 1140 Avenue of the Americas property. Due to this covenant breach all cash generated, if any, at our 1140 Avenue of Americas property is required to be held in a segregated account unavailable to us until the covenant breach is cured. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Breaches of loan covenants have reduced the cash available to us and further breaches will limit our ability to access cash generated by these properties (see — We have been in breach of several of our mortgage loan covenants for multiple quarters). There is no assurance we will be able to cure any breaches of any of our mortgage loan covenants on favorable terms or at all and access the excess cash generated by these properties, if any. Our ability to increase the cash flow from our properties in amounts necessary to cure the covenant breaches and otherwise generate excess cash from our properties that may be used to satisfy our capital needs will depend on the success of our leasing initiatives. We may not be able to lease all or any portion of our currently vacant space, and we may experience additional terminations. Renewals and new leases have been and in the future may be, at lower rental rates.
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

The issuance of additional shares of our Class A common stock, including pursuant to our Common Stock ATM Program, could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock could dilute the interests of the holders of our Class A common stock and affect our ability to pay dividends on our Class A common stock in the future.
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
As we expand the type of assets or businesses we may seek to acquire, we are also competing with third-parties who may have greater access or expertise with these other assets which may limit the number of suitable investment opportunities available to us and also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
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
Moreover, there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable to meet our investment objectives, which could adversely affect our business.

There is no assurance we will restart paying cash dividends.
Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our Board, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations. We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock or any other class or series of stock we may issue in the future. We have not paid dividends on our Class A common stock since March 2022. There is no assurance as to when or if we will pay dividends in the future. During the six months ended June 30, 2022 and during the year ended December 31, 2021, we paid our Class A common stockholders dividends in the amount equal to $0.80 per share per quarter (adjusted for the Reverse Stock Split). These dividends were not funded with cash flow generated by operations but rather from available cash on hand consisting of proceeds from prior period financings and proceeds from our Common Stock ATM Program. Funding dividends from these sources reduced the capital available for other requirements, such as capital expenditures, investing in new assets and paying operating expenses. In addition, although our Board has adopted a resolution authorizing consideration of share repurchases of up to $100 million of shares of Class A common stock over a long-term period actual repurchases must be reviewed and approved by our Board based on management recommendations taking into consideration all information available at the specific time including our available cash resources (including the ability to borrow), market capitalization, trading price and alternative uses such as acquisitions. Provisions contained in our loan agreements may also impact our ability to pay dividends. If we do not restart paying cash dividends on our Class A common stock, the return on your investment, if any, will depend solely on an increase, if any, in the market value of our Class A common stock.
We may be unable to secure funds for future tenant improvements or capital needs.
We are generally responsible for funding any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. If we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot fund capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases, which could have a material adverse effect on us.
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance, legal structure and our intent and ability to hold the property. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. Any such impairment could have a material adverse effect on our financial condition and results of operations. During the year ended December 31, 2023 we have incurred impairment charges of $66.6 million.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the global COVID-19 pandemic, which may have a material adverse effect on our business.
We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. The COVID-19 pandemic has subsided with the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. While the U.S. has removed or reduced the restrictions taken in response to the COVID-19 pandemic, a resurgence of the COVID-19 pandemic could once again impact our operations and the operations of our tenants as a result of quarantines, location closures, illnesses, and travel restrictions. Any future resurgence of COVID-19 or variants of the virus, and the severity and duration thereof, remain uncertain, however, a substantial and continuous deterioration in the business environment in the U.S. as a consequence thereof could have a material adverse effect on our business, financial condition and results of operations.
The impact of the COVID-19 pandemic evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area, which continues to negatively affect the New York City real estate market. Presently, because substantially all of our income derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, consummate future property acquisitions and pay dividends and other distributions to our stockholders has been and will continue to be adversely affected if a significant number of tenants are unable to meet their obligations to us. Certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, or funding, operational failures, or for other reasons. The amount of cash rent that we collect going forward cannot be determined at present and the amount of cash rent collected in prior periods may not be indicative of what we collect in any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including rent that was previously deferred in earlier periods. We may have to address future defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover amounts owed to us and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums that have been or may be imposed limiting landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
The scope and duration of any future public health crisis, including the potential emergence of new variants of the COVID-19 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
We may change our targeted investments without stockholder consent.
We have invested in a portfolio of primarily office properties and other property types, such as retail, located in the five boroughs of New York City. Our Board recently changed our investment policies to expand our business to other asset types including operating businesses. We also decided to revoke our election to be taxed as a REIT, effective as of January 1, 2023. Our Board may further change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by, among other things, increasing our exposure to interest rate risk, default risk and market fluctuations.
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
Investing in opportunistic assets subjects us to increased risks relating to, among other things, changes in the local economy, such as New York City, and increased competition for tenants at similar properties in those markets, as well as increased risks that the economic trends and demand for office and retail space and other real estate may change. For these and other reasons, there is no assurance that we will be profitable or that we will realize growth in the value of our real estate properties. In addition, leasing vacant space will likely result in our incurring expenses for tenant improvements and leasing commissions, which could adversely impact our cash flow.
Two of our individual real estate investments represent a material percentage of our assets.
As of December 31, 2023, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 68% of the total rentable square footage in our portfolio and 62% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our Class A common stock.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2023, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	7.4%
Planned Parenthood	5.8%
Equinox	5.9%

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
The ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict may adversely impact our business operations and financial performance.
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. These ongoing conflicts and the resulting geopolitical instability can adversely impact our business operations and financial performance. These factors may also result in the weaking of the financial condition of a significant tenant or a number of smaller tenants, which could adversely impact their ability to timely pay rent. Our revenues is largely dependent on the success and economic viability of our tenants and, as a result, our financial condition and results of operations may be adversely affected.
We may in the future acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which could expose us to additional risks.
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
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks through the commercial real estate loans underlying a commercial real estate security we hold, which may result in us not recovering a portion or all of our investment in such commercial real estate security.
Risks Related to Investments in Real Estate
We generally obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered in the past, or may enter into in the future into may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property, which could have an adverse effect on our business, financial condition and results of operations.
We may be unable to sell a property at the time or on the terms we desire.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or properties. Further, we may also be required to expend funds to correct defects or to make improvements, before a property can be sold and may not have funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit or at the time or on the terms we desire. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such limiting the amount of debt that can be secured by that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property, which could have an adverse effect on our business, financial condition and results of operations.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions that have been contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of, or refinancing indebtedness secured by, properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon sale, disposition or refinancing. Lock-out provisions may also prohibit us from pre-paying the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by the properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders, such as precluding us from participating in major transactions that would result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for corporate purposes, negatively affecting our results of operations.

We may be unable to renew leases or re-lease space as leases expire.
Approximately 45% of our leases (based on annualized straight-line rent) expire over the next five years. We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. While we are working to identify and enter into leases with additional new tenants to replace Knotel, which filed for bankruptcy and terminated its leases with us in January 2021, and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. For example, annualized straight-line rent per square foot for certain leases, including the leases we have entered into to replace Knotel, are lower than the annualized straight-line rent per square foot under the previous leases. In addition, additional vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
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
Our general liability, property and umbrella liability insurance coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters including as a result of climate change, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
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
Inflation may have an adverse effect on our investments and results of operations.
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Actual increases or the perception of increases in inflation could also increase the amount we reimburse our Advisor for our general and administrative expenses and our mortgage interest costs. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the Advisory Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Most of our leases for properties contain fixed rental rate with annual escalation based upon fixed percentage increases while some are based on other measures. Approximately 84% of our leases with our tenants contain rent escalation provisions which increase the amount of cash rent due by an average of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 84% are fixed-rate, and 16% do not contain any escalation provisions. Inflation as measured by the consumer price index for all items as of December 31, 2023 as published by the Bureau of Labor Statistics, was 3.4%, however. If the rental rate increases continue to lag behind inflation, our net income and cash flow would be negatively impacted. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on them if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.
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
Certain of our properties located in New York City are leased to retail tenants which generated 26% of the annualized straight-line rental income during the year ended December 31, 2023. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, store closures and changing consumer preferences among other things. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.
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
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which could adversely affect our operating results.

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
There are costs associated with complying with the Americans with Disabilities Act.
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
As of December 31, 2023, we had total outstanding indebtedness of approximately $395.7 million. We have approximately $49.5 million of debt maturing in 2024. The Company has received a non-binding term sheet from the existing lender to extend the loan, but no assurance can be made that this non-binding term sheet will be executed on its contemplated terms, or at all.
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
•requiring us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay indebtedness at maturity; and
•resulting in an event of default if we fail to pay our debt obligations when due, fail to refinance our maturing debt timely, or fail to comply with the financial and other restrictive covenants contained in our loan agreements which event of default could rise to the lender’s right to accelerate the amount due under the applicable loan and could permit certain of our lenders to foreclose on our assets securing the debt.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge the underlying property as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes.

We have been in breach of several of our mortgage loan covenants for multiple quarters.
As of December 31, 2023, we were in breach of covenants under two separate mortgage loans aggregating $109.0 million in principal amount, which are secured by two of our properties - 1140 Avenue of the Americas, and by 8713 Fifth Avenue. These properties represented, in the aggregate, 23% of the total rentable square feet in our portfolio as of December 31, 2023. These breaches, which have been ongoing for several quarters are described in more detail elsewhere in this Annual Report on Form 10-K (see Note 4 — Mortgage Notes Payable, Net to our 2023 Financial Statements for additional information) require us to hold any excess cash generated by the properties, if any, in a segregated account as additional collateral under the loans. We had $2.5 million, of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2023, resulting from breaches of the mortgage loans secured by our 1140 Avenue of the Americas property. Cash held in these accounts is or was not otherwise available to us to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. There was no cash maintained in segregated cash accounts for our 8713 Fifth Avenue property as of December 31, 2023 since this property had not generated excess cash after debt service.
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
During the year ended December 31, 2023, the net cash provided by our property operations has not been sufficient to fund operating expenses and other cash requirements. In the event of a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt on our properties, we must identify other sources to fund the interest payments or risk defaulting on the indebtedness. There can be no assurance that these sources will be available in the future.
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
The commercial debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. In addition, interest rates recently increased as a result of actions taken by the U.S. Federal Reserve Board which may continue to impact our ability in the future to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital requirements more challenging or expensive. Increases in the overall cost of borrowings, either due to increases in the index rates or due to increases in lender spreads, may negatively impact our ability to refinance existing indebtedness at maturity and we will need to factor increases into pricing and projected returns for any future acquisitions. This may result in lower net income from existing properties and require us to pledge additional collateral for any new or refinanced indebtedness as well as acquisitions generating lower overall economic returns.
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
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate that is not otherwise fixed by swap, to the extent that we incur variable rate debt not fixed by swap in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023. In addition, further increases in interest rates could make it more difficult for us to refinance our existing debt or require us to sell properties. Increases in interest rates would also impact new or refinanced fixed rate debt, which could adversely affect our business, financial condition, results of operations and liquidity.

Our loan agreements contain restrictive covenants that limit operating and financial flexibility.
Our mortgage loans generally contain covenants that limit the ability of the subsidiaries, holding title to the properties to incur additional indebtedness secured by the properties as well as to incur additional debt, engage in property transfers, make distributions to the OP, and discontinue insurance coverage. The loans secured by our 9 Times Square property requires us to maintain a minimum net worth and a minimum level of liquid assets. In addition, loan documents may limit our ability to replace property managers or terminate certain leases. Future indebtedness we may incur may also impose restrictions on us that require us to comply with financial covenants, affect our distribution and operating policies or limit our ability to incur additional debt, further mortgage a property, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations decrease our operating and financial flexibility and our ability to achieve our operating objectives. Our failure to comply with restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of debt under such agreements. Any such event of default or acceleration could have a material adverse effect on our business, financial condition and results of operations.
Derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates.
We are using derivative financial instruments, including an interest rate swap, and may in the future use others, including options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings, but no such instrument or hedging strategy can protect us completely. There is no assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. If we are unable to manage these risks effectively, we could be materially and adversely affected.
Interest-only and adjustable rate indebtedness may increase our risk of default.
As of December 31, 2023, all of our outstanding mortgage indebtedness was interest-only and either fixed or variable but fixed by a swap agreement. We may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments or payments made due to covenant waivers or other amendments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect, among other things, the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash for other purposes.
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
A person is not an interested stockholder under the statute if our Board approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
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
These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has exempted any business combination involving our Advisor or any affiliate of our Advisor or any REIT formed and organized by our sponsor (an entity under common ownership with AR Global). Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor, or any REIT advised by any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Board is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our Board may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.

The stockholder rights plan adopted by our Board may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Board has adopted a stockholder rights plan will expire in August 2025 unless further extended by our Board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions (including our Board’s right to grant waivers), each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of Series A Preferred Stock. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Class A common stock without the approval of our Board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of the advisory agreement with the Advisor (as amended from time to time, the “Advisory Agreement”) expires on July 1, 2030, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 180 days in advance of the expiration of the term. If we terminate the agreement in connection with a change in control, we would be required to pay a termination fee that could be up to $15.0 million plus four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights contained in the Advisory Agreement will make it difficult for us to renegotiate the terms of the Advisory Agreement or replace our Advisor even if the terms of the Advisory Agreement are no longer consistent with the terms generally available to externally-managed entities, which could have a material adverse effect on us.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Michael Anderson, chief executive officer, and Joseph Marnikovic, our chief financial officer. On January 31, 2024, Joseph Marnikovic notified the Board of American Strategic Investment Co. that he intends to retire and therefore resign from his position as Chief Financial Officer that will be effective on March 29, 2024. On February 2, 2024, the Board appointed Mr. Michael LeSanto, the Company’s Chief Accounting Officer, as the Chief Financial Officer and Treasurer of the Company, effective on the effectiveness of Mr. Marnikovic’s resignation. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor or its affiliates, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability to our Advisor to hire, retain or contract for services or highly skilled managerial, operational and marketing personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding our investments and assets especially real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of skilled personnel due to an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered, which could have a material adverse effect on us.
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
Provisions contained in our bylaws may deter, delay or prevent a change in control of our Board, including, for example, provisions requiring qualifications for an individual to serve as a director and a requirement that certain of our directors be “Managing Directors” and other directors be “Independent Directors” as defined in our governing documents. As changes occur in the marketplace for corporate governance policies, the provisions may change, be removed, or new ones may be added.
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
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014, but revoked our election, effective as of January 1, 2023. Prior to revoking our REIT election, our qualification as a REIT depended upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, regarding qualification as a REIT is not binding on the Internal Revenue Service (the “IRS”). Satisfying the asset tests depended on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we did not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depended on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to have satisfied all requirements for qualification as a REIT for prior taxable years. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT for prior taxable years.
If the IRS were to determine that we failed to qualify as a REIT for any prior taxable year ended on or before December 31, 2022, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax on our taxable income for any such taxable year at the applicable corporate rate. If that were to happen, we would also be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification for any prior taxable year(s) could reduce our current and/or future net earnings available for investment or distribution to stockholders because of additional tax liability for any such year(s). In addition, amounts paid to stockholders during any such year(s) that were treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, for such year(s). If we were to lose our REIT qualification for any prior taxable year(s), we might be required to borrow funds or liquidate some investments in order to pay any applicable tax.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”). Shares of any class of our stock that is “regularly traded” on an “established securities market,” as such terms are defined by applicable Treasury regulations, will not constitute a USRPI for any non-U.S. stockholder who owned, actually and constructively, 5% or less of the outstanding shares of our stock of that class at all times during the shorter of, the period during which such non-U.S. stockholder held such shares of stock or the five-year period ending on the date of the sale.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.
To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:
•Monitor emerging data protection laws and implement changes to our processes to comply;
•Conduct periodic data handling and use requirement training for our employees;
•Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and
•Conduct regular phishing email simulations for all employees
Our incident response plan coordinates the activities that we and our third-party cybersecurity providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations.
As part of the above processes, we engage with third party providers to review our cybersecurity program and help identify areas for continued focus, improvement, and compliance.
Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to our tenant and employee data or our systems. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.
Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Members of the Board regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected us, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2023:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy (1)	Remaining Lease Term (2)
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	3.5
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	13.5
9 Times Square	Nov. 2014	1	167,390	71.2%	6
123 William Street	Mar. 2015	1	542,676	91.4%	5.3
1140 Avenue of the Americas	Jun. 2016	1	245,821	77.1%	6.5
8713 Fifth Avenue	Oct. 2018	1	17,500	88.6%	10.6
196 Orchard Street	Jul. 2019	1	60,297	100.0%	11.4
		7	1,153,909	86.7%	6.5
__________
(1)For a discussion of the significant changes in occupancy during the year ended December 31, 2023, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
(2)Calculated on a weighted-average basis as of December 31, 2023, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2023. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2024	$56,205
2025	49,064
2026	44,112
2027	40,733
2028	36,460
2029	33,020
2030	30,054
2031	25,173
2032	20,920
2033	17,889
Thereafter	48,220
Total	$401,850
__________
(1)For a discussion of the significant changes in occupancy during the year ended December 31, 2023, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2023:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Straight-Line Rent (1)	Expiring Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2024	17	$8,231	14.0%	157	15.7%
2025	13	5,964	10.2%	109	10.9%
2026	9	2,801	4.8%	56	5.6%
2027	12	6,008	10.2%	131	13.1%
2028	7	3,405	5.8%	47	4.7%
2029	8	3,508	6.0%	63	6.3%
2030	4	2,310	3.9%	42	4.2%
2031	9	6,529	11.1%	118	11.8%
2032	3	781	1.3%	14	1.4%
2033	8	4,967	8.5%	47	4.7%
Total	90	$44,504	75.8%	784	78.4%
__________
(1)Includes tenant concessions, such as free rent, as applicable. For a discussion of the significant changes in occupancy during the year ended December 31, 2023, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
Tenant Concentration
There were no tenants whose rentable square footage represented greater than 10.0% of total portfolio rentable square footage as of December 31, 2023

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
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2023:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc.	68,240	13.8%	Jul. 2031	7.5	1 - 5 year option	$3,385	15.8%
__________
(1)Remaining lease term in years as of December 31, 2023.
(2)Annualized rental income on a straight-line basis as of December 31, 2023, which includes tenant concessions such as free rent, as applicable.
9 Times Square
The following table lists the tenant at 9 Times Square whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2023:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 9 Times Square	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 9 Times Square
						(In thousands)
ILNY/9TS Gifts LLC	7,479	6.3%	May. 2036	12.4	None	$1,932	22.4%
Global-E US Inc.	17,560	14.7%	Sept. 2029	5.7	None	$976	11.3%
__________
(1)Remaining lease term in years as of December 31, 2023.
(2)Annualized rental income on a straight-line basis as of December 31, 2023, which includes tenant concessions such as free rent, as applicable.
1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2023:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 1140 Avenue of the Americas
						(In thousands)
City National Bank	35,643	18.8%	June. 2033	9.5	None	$4,356	28.7%
__________
(1)Remaining lease term in years as of December 31, 2023.
(2)Annualized rental income on a straight-line basis as of December 31, 2023, which includes tenant concessions such as free rent, as applicable.

196 Orchard Street
The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2023:

Tenant	Rented Square Feet	Rented Square Feet as a % of 196 Orchard Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 196 Orchard Street
						(In thousands)
CVS	9,956	16.5%	Aug. 2034	10.7	2 - 5 year options	2,161	29.8%
Equinox	30,033	49.8%	Nov. 2038	14.9	2 - 5 year options	3,448	47.6%
Marshalls	20,308	33.7%	Oct. 2028	4.8	3 - 5 year options	1,641	22.6%
__________
(1)Remaining lease term in years as of December 31, 2023.
(2)Annualized rental income on a straight-line basis as of December 31, 2023, which includes tenant concessions such as free rent, as applicable.
Property Financings
See Note 4 — Mortgage Notes Payable, Net to our 2023 Financial Statements for information regarding property financings as of December 31, 2023 and 2022.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the NYSE under the symbol “NYC” as of August 18, 2020. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the NYSE Index for the period commencing August 18, 2020, the date on which we listed our Class A common stock on the NYSE and ending December 31, 2023. The graph assumes an investment of $100 on August 18, 2020, with the reinvestment of dividends.
Holders
As of March 26, 2024, we had 2,404,639 shares of Class A common stock outstanding held by 3,162 stockholders of record.
Dividends
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. We revoked our REIT election which became effective as of January 1, 2023. As a REIT, we were required, among other things, to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and to comply with a number of other organizational and operating requirements. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may have minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a tax loss for the year ended December 31, 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT through December 31, 2022.
Dividends to Common Stockholders
Through the six months ended June 30, 2022 and for the year ended December 31, 2021, we paid dividends to our common stockholders at an annual rate of $0.40 per share ($3.20 per share adjusted for the Reverse Stock Split) of Class A common stock, or $0.10 per share ($0.80 per share adjusted for the Reverse Stock Split) on a quarterly basis. On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. We did not distribute any dividends in the year ended December 31, 2023. For the year ended December 31, 2022 from a U.S. federal income tax perspective, 100% of dividends, or $0.20 per share ($1.60 adjusted for the Reverse Stock Split), represented a return of capital and no part constituted a taxable dividend (see full discussion in Liquidity and Capital Resources section below).

Unregistered Sales of Equity Securities
The following table presents the unregistered sales of equity securities for the years ended December 31, 2023 and 2022:

Period of Issuance	Recipient	Agreement	Shares Issued (1)	Issued Share Price (1)
February 2022	The Advisor	Side Letter	5,672	$88.16
March 2022	The Advisor	Side Letter	5,439	$91.94
April 2022	The Advisor	Side Letter	4,848	$103.13
May 2022	The Advisor	Side Letter	5,031	$99.39
June 2022	The Advisor	Side Letter	5,924	$84.40
July 2022	The Advisor	Side Letter	5,924	$84.40
August 2022	The Advisor	Management Agreement	15,586	$32.08
September 2022	The Advisor	Management Agreement	18,899	$26.24
October 2022	The Advisor	Management Agreement	18,285	$27.36
November 2022	The Advisor	Management Agreement	19,320	$25.92
December 2022	The Advisor	Management Agreement	24,744	$20.24
January 2023	The Advisor	Management Agreement	31,407	$15.92
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 for additional information)
Each of the issuances above reflect the issuance of our Class A common stock in lieu of cash of $0.5 million per month for the base management fee due to the Advisor for services rendered. Each issuance of shares to the Advisor was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.
Subsequent to December 31, 2023, we paid the Advisor in cash for January 2024 and February 2024 base asset management fees. However, on March 1, 2024, we issued 70,607 shares of our Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of our stock in lieu of $0.5 million in cash with respect to the base asset management fee paid to the Advisor for services rendered in March. These shares were issued using the 10-day average price of $7.08, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement. The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. Each issuance of shares to the Advisor was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information Note 14 — Subsequent Events to our 2023 Financial Statements.
Additionally, on April 1, 2024, we issued 91,165 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of our stock in lieu of $0.6 million in cash with respect to the March property management fees and February general and administrative expense reimbursements. These shares were issued using the 10-day average price of $6.64, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement and the Third Amendment to the Property Management and Leasing Agreement (details below). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. For additional information Note 14 — Subsequent Events to the our Financial Statements.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our 2023 Financial Statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.

Overview
We are an externally managed company that currently owns a portfolio of high-quality commercial real estate located within Manhattan and Brooklyn, New York. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At our 1140 Avenue of the Americas property, during the third quarter of 2021, we also began leasing to Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. In November of 2023 Innovate NYC terminated its lease with the Company. In December of 2023, subsequent to Innovate NYC’s termination, we released its space in its entirety to a new tenant and will be recording rental income on that space per the terms of the lease. As of December 31, 2023, we owned seven properties consisting of 1,153,909 rentable square feet acquired for an aggregate purchase price of $783.5 million.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, our Board authorized a revocation of our REIT election which became effective as of January 1, 2023. Historically, we had filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each subsequent taxable year ending on or before the year ended December 31, 2022.
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
Ongoing Impacts Since the COVID-19 Pandemic on the New York City Real Estate Market
Occupancy and Unreimbursed Expenses

New York City, where all of our properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. While our properties remain accessible to all tenants and operating restrictions have now expired, some tenants have vacated, terminated or otherwise did not renew their lease. We have incurred increased unreimbursed property operating expenses because our occupancy has not fully recovered to our pre-pandemic levels, and these increased expenses have been compounded by inflation. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. While our occupancy recovered in the year ended December 31, 2023 to 86.7% as compared to 82.7% as of December 31, 2022, our occupancy nor the occupancies of other office properties in the New York City market have returned to their pre-pandemic levels, some of which is attributable to work-from home policies which have reduced the demand for office space. There can be no assurance, that we will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
Cash Collection
In prior periods, the COVID-19 pandemic caused certain of our tenants to be unable to make rent payments to us timely, or at all. With the exception of one minor lease deferral during the third quarter of 2022, rent collections from our tenants have generally been timely in the years ended December 31, 2023 and 2022 and no other deferral or abatement agreements were entered into.
Beginning in the third and fourth quarters of 2020, the operating results at (i) 1140 Avenue of the Americas, (ii) 9 Times Square, (iii) 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and (iv) 8713 Fifth Avenue properties caused cash trap events under their non-recourse mortgages. When these cash traps are active, any excess cash flows are restricted to the specific property and are unable to be used for other purposes, such as expenses on capital improvements at other properties.
As of December 31, 2023, our 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages, aggregating $109.0 million in principal amounts, remained in cash trap events, as described in detail further below in the Liquidity and Capital Resources section and Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2023.
Other Impacts
In addition, the persistence of high inflation, labor shortages and supply chain disruptions have caused adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have a material adverse effect on our operations in future periods.
Critical Accounting Estimates
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
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2023, these leases had a weighted-average remaining lease term of 6.5 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the tenants base year, some of our leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.

We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2023, 2022 and 2021, approximately $0.1 million, $0.5 million and $0.5 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, we are required to assess, based on credit risk, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal years ended December 31, 2023, 2022 and 2021, respectively, this assessment has included consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2023, 2022 or 2021, respectively. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2023 and 2022, we did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the years ended December 31, 2023, 2022 or 2021, respectively.

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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption were accounted for as operating leases. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2023, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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

Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 8 - Commitments and Contingencies to our 2023 Financial Statements.
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
Impairment of Long-Lived Assets
We periodically assesses whether there are any indicators that the value of a property may be impaired or that the carrying value may not be recoverable. The indicators include, but are not limited to, (i) sustained net operating losses, (ii) significant change in occupancy, (iii) significant decline in rent collection, economic changes, (iv) if a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine whether an asset is impaired, the carrying value of the property or asset group is compared to the estimated future undiscounted cash flows that we expect the property or asset group will generate, including any estimated proceeds from the eventual sale of the property or asset group. The estimated future undiscounted cash flows consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. We estimate the expected future operating income using in-place contractual rents and market rents. We also estimate the lease-up period, market rents and residual values using market information from external sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, we apply a selected market capitalization rate based on current market data.
When we determine that an impairment exists, we recognize an impairment loss in the consolidated statement of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of a property or asset group to be held for sale or use. These assessments have a direct impact on earnings because recording an impairment loss results in an immediate negative adjustment to net earnings. We recorded impairment charges on two properties for $66.6 million during the year ended December 31, 2023 and we recorded impairment charges on one property for $1.5 million in the year ended December 31, 2021. We did not recognize any impairment charges during the year ended December 31, 2022. For additional information, please see Note 3 — Real Estate Investments.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — “Recently Issued Accounting Pronouncements” to our 2023 Financial Statements for a discussion of recently issued accounting pronouncements.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2023 and 2022. Please see the “Results of Operations” section located on page 37 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results of operations for the year ended December 31, 2022 and year-to-date comparisons between 2022 and 2021.

Leasing Activity and Occupancy
As of December 31, 2023 and 2022, our overall portfolio occupancy was 86.7% and 82.7%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2023:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023
Leasing activity:
New Leases:
New leases commenced	5	4	1	5
Total square feet leased	19,812	26,778	12,658	47,957
Annualized straight-line rent per square foot (1)	$54.18	$55.14	$35.00	$33.96
Weighted-average lease term (years) (2)	12.7	5.4	1.3	6.0

Terminated or Expired Leases:
Number of leases terminated or expired	1	3	1	2
Square feet	4,548	17,908	12,658	37,170
Annualized straight-line rent per square foot	$44.93	$95.56	$50.79	$64.55
__________
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total portfolio occupancy improved during the year ended December 31, 2023 to 86.7% from a total portfolio occupancy of 82.7% as of December 31, 2022 from the following:
•Occupancy at 9 Times Square increased to 71.2% as of December 31, 2023, compared to 61.9% as of December 31, 2022, due to new leases signed during the year ended December 31, 2023.
•Occupancy at 1140 Avenues of the Americas increased to 77.1% as of December 31, 2023, compared to 70.9% as of December 31, 2022.
•Occupancy at our properties located at 196 Orchard Street, 400 E. 67th Street/200 Riverside Blvd. is at 100% for the year ended December 31, 2023.
In addition to the comparative period-over-period discussions below, please see the “Overview — Ongoing Impact of COVID-19 on the New York City Real Estate Market” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.
Comparison of Year Ended December 31, 2023 to 2022
As of December 31, 2023, we owned seven properties, all of which were acquired prior to January 1, 2023. Our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $105.9 million for the year ended December 31, 2023, as compared to $45.9 million for the year ended December 31, 2022. The following table shows our results of operations for the years ended December 31, 2023 and December 31, 2022 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$
Revenue from tenants	$62,710	$64,005	$(1,295)

Operating expenses:
Asset and property management fees to related parties	7,680	7,082	598
Property operating	33,797	33,927	(130)
Impairment of real estate investments	66,565	—	66,565
Equity-based compensation	5,863	8,782	(2,919)
General and administrative	9,375	12,493	(3,118)
Depreciation and amortization	26,532	28,666	(2,134)
Total operating expenses	149,812	90,950	58,862
Operating loss	(87,102)	(26,945)	(60,157)
Other income (expenses):
Interest expense	(18,858)	(18,924)	66
Other (expenses) income	36	(27)	63
Total other expenses	(18,822)	(18,951)	129
Net loss before income taxes	(105,924)	(45,896)	(60,028)
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(105,924)	$(45,896)	$(60,028)

Revenue from Tenants
Revenue from tenants decreased $1.3 million to $62.7 million for the year ended December 31, 2023, compared to $64.0 million for the year ended December 31, 2022. The decrease in revenue was primarily due to a decrease in lease termination fee revenue of $0.7 million, to $0.8 million for the year ended December 31, 2023 from $1.5 million for the year ended December 31, 2022. The decrease was also attributable to lower operating expense reimbursements from tenants.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services to our Advisor and Property Manager were $7.7 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively. The increase in asset and property management fees to related parties was primarily due to more cash payments for these services in the year ended December 31, 2023 as compared to share issuances in lieu of cash during the year ended December 31, 2022.
During the year ended December 31, 2023, we paid our monthly base asset management fees of $0.5 million in cash each month with the exception of one month, in which we issued shares valued at $0.5 million, totaling $6.0 million in total base management fee expense for the year ended December 31, 2023. During the year ended December 31, 2022, we paid our monthly base asset management fees of $0.5 million in cash for one month and either; (i) the Advisor reinvested its base asset management fee in our common stock in accordance with the Side Letter or (ii) the Advisor elected to receive shares of our common stock in lieu of cash, for the other 11 months. These share issuances in the year ended December 31, 2022 were valued at $5.0 million, totaling $5.5 million of base asset management fee expense for the year ended December 31, 2022. For additional information on fees incurred from our Advisor and Property Manager, please see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K
Subsequent to December 31, 2023, we issued shares of our common stock to the Advisor in lieu of cash for the monthly base asset management fee in March of 2024. For additional information on these and other subsequent activities, please see Note 14 — Subsequent Events to our consolidated financial statements in this Annual report on Form 10-K.
In addition, we also issued shares of our common stock to the Advisor in lieu of cash in April of 2024 for the March 2024 property management fee and for the February of 2024 general and administrative reimbursement expenses. For additional information on these and other subsequent activities, please see Note 14 — Subsequent Events to our consolidated financial statements in this Annual report on Form 10-K.

Property Operating Expenses
Property operating expenses decreased $0.1 million to $33.8 million for the year ended December 31, 2023, as compared to $33.9 million for the year ended December 31, 2022. The decrease can be primarily attributable to lower repairs and maintenance costs, as well as lower custodial fees.
Impairments of Real Estate Investments
During the year ended December 31, 2023, we recorded total impairment charges of $66.6 million as compared to no impairment charges recorded during the year ended December 31, 2022.
We recorded $0.5 million of impairment charges related to our 421 W. 54th Street - Hit Factory property, which was sold in October 2023 for a contract sales price of $4.5 million. We recorded the impairment charges on this property because we determined that the carrying value exceeded the sales price of the asset, less the costs to sell the property.
In addition, we recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for our 1140 Avenues of the Americas property. Our 1140 Avenue of the Americas property is encumbered by a non-recourse, secured mortgage note with a principal balance of $99.0 million, which matures in July 2026. At December 31, 2023 we determined that it was more likely than not that we would be unable to extend or refinance the mortgage note encumbering the property and the property could be sold or otherwise disposed of before the end of its previously estimated useful life. Accordingly, for purposes of assessing recoverability, we considered the period through debt maturity in July 2026 to be the period over which it had both intent and ability to hold the property. After estimating the projected future cash flows from the property through the maturity of the mortgage, we determined that the estimated future cash flows did not recover the carrying value of the property. Accordingly, we recorded an impairment charge to reduce the value of the property to its current fair value.
Equity-Based Compensation
Equity-based compensation decreased to $5.9 million for the year ended December 31, 2023 from $8.8 million for the year ended December 31, 2022 and primarily relate to the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”) which is generally consistent period over period, however, the third quarter of 2023 only includes expense through the end of the performance period, August 18, 2023. The decrease is also partially offset by higher restricted share amortization expense due to additional restricted shares issued to our Board in June of 2022 with a full year in 2023 as compared to a partial year in 2022. See Note 11 — Equity-Based Compensation to our 2023 Financial Statements for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased $3.1 million to $9.4 million for the year ended December 31, 2023, compared to $12.5 million for the year ended December 31, 2022, due to approximately $2.5 million in costs attributable to the 2022 proxy contest which did not occur in 2023 and with the remainder due to lower third-party legal, accounting and other administrative costs.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the year ended December 31, 2023 were $4.4 million, of which $1.8 million related to administrative and overhead expenses and $2.6 million for salaries, wages, and benefits. This is compared to $4.4 million, of which $1.8 million related to administrative and overhead expenses and $2.6 million related to salaries, wages, and benefits for the year ended December 31, 2022. Pursuant to the Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the years ended December 31, 2023 and 2022 the annual limits on reimbursement for administrative and overhead expenses on and for salaries, wages, and benefit were reached. See Note 9 — Related Party Transactions and Arrangements and Note 14 — Subsequent Events to our 2023 Financial Statements for further details.
Subsequent to December 31, 2023, we issued shares of our common stock to the Advisor in lieu of cash for the February 2024 general and administrative reimbursement expenses. For additional information on these and other subsequent activities, please see Note 14 — Subsequent Events to our consolidated financial statements in this Annual report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.2 million to $26.5 million for the year ended December 31, 2023, compared to $28.7 million for the year ended December 31, 2022. The decrease was the result of a lower depreciable/amortizable asset base during the year ended December 31, 2023 due to impairments, write-offs of lease intangibles and write off of tenant improvements recorded in prior periods as well as accelerated depreciation/amortization in the prior year. See Note 3 — Real Estate Investments to our 2023 Financial Statements for further details.. There have been no new property acquisitions since January 1, 2021 that would increase the depreciable base during the periods presented.

Interest Expense
Interest expense remained the same at $18.9 million for the years ended December 31, 2023 and 2022. During the year ended December 31, 2023 and 2022, our weighted-average outstanding debt balance was $399.5 million and $400.4 million, respectively, with a weighted-average effective interest rate of 4.35% in each period.
Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash used in operations from our net loss for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
Cash flows from operating activities:
Net loss	$(105,924)	$(45,896)	$(60,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,532	28,666	$(2,134)
Amortization of deferred financing costs	1,543	1,543	$—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(70)	(8)	$(62)
Equity-based compensation	5,863	8,782	$(2,919)
Management fees paid/reinvested in common stock by the Advisor	485	5,013	$(4,528)
Common stock issued to directors in lieu of cash for board fees	—	62	$(62)
Impairments of real estate investments	66,565	—	$66,565
Changes in assets and liabilities:
Straight-line rent receivable	(1,635)	(3,274)	$1,639
Straight-line rent payable	109	110	$(1)
Prepaid expenses, other assets and deferred costs	(1,516)	1,490	$(3,006)
Accounts payable, accrued expenses and other liabilities	871	3,935	$(3,064)
Deferred revenue	(228)	(909)	$681
Net cash used in operating activities	(7,405)	(486)	(6,919)
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Cash Flows from Investing Activities
The following table presents our net cash provided by (used in) investing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
Cash flows from investing activities:
Capital expenditures	(4,059)	(5,555)	1,496
Proceeds from sale of real estate investments	4,130	—	4,130
Net cash provided by (used in) investing activities	71	(5,555)	5,626

Cash Flows from Financing Activities
The following table presents our net cash provided by (used in) financing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
Cash flows from financing activities:
Payment of mortgage note payable	—	(5,500)	5,500
Proceeds from issuance of common stock to affiliates of the Advisor, net (see Note 9)	—	1,980	(1,980)
Proceeds from Rights Offering, net (see Note 7)	4,059	—	4,059
Dividends paid on common stock	—	(2,670)	2,670
Redemption of fractional shares of common stock and restricted shares	(24)	—	(24)
Distributions to non-controlling interest holders	—	(80)	80
Common stock shares withheld upon vesting of restricted shares	(10)	—	(10)
Net cash provided by (used in) financing activities	4,025	(6,270)	10,295
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties and our debt service obligations. We expect to fund these cash demands through a combination of current cash on hand, net cash provided by our property operations and net cash provided by potential property dispositions.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2023, we had cash and cash equivalents of $5.3 million as compared to $9.2 million as of December 31, 2022. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash, cash equivalents and restricted cash) of $10.0 million, which totaled $12.8 million as of December 31, 2023.
We had restricted cash of $7.5 million as of December 31, 2023 as compared to $6.9 million as of December 31, 2022, respectively. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2023.
Segregated Cash Accounts - Loan Covenant Breaches
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where operating cash flow from the property after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not be able to use excess cash flow, if any, from the properties (while the cash trap events were active - see below), to fund operating expenses at our other properties and other capital requirements during the year ended December 31, 2023.
As of December 31, 2023, we are operating under two cash traps (1140 Avenue of the Americas and 8713 Fifth Avenue), which together, represent 22.8% of the rentable square feet in our portfolio as of December 31, 2023. Also, as of December 31, 2023, we still had $2.5 million of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of December 31, 2023 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.

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
Liquidity
Our 9 Times Square secured mortgage note with a principal amount of $49.5 million matures in April 2024. We have executed a non-binding term sheet from the Bank of Montreal to extend the loan five years, but we can offer no assurance that this executed term sheet will result in a definitive agreement on its contemplated terms, or at all. For additional details, please see Note 14 — Subsequent Events to our Annual Report on Form 10-K. Excluding the 9 Times Square mortgage maturity, we do not have any significant scheduled debt principal repayments due until July 2026 when our non-recourse 1140 Avenues of the Americas secured mortgage note matures. This mortgage had a principal balance of $99.0 million and a fair value of $69.6 million as of December 31, 2023. We may be unable to extend or refinance this mortgage note when it matures in July 2026. We also recorded an impairment charge on the 1140 Avenue of the Americas property during the year ended December 31, 2023 of $66.1 million which represents the reduction of the carrying value to the estimated fair value of this asset as a result of shortening our intended holding period of the property to the maturity of the mortgage for purposes of recoverability. For additional information, please see Note 3 — Real Estate Investments and Note 5 — Fair Value of Financial Instruments.
Other sources of capital to further augment our liquidity during the year ended December 31, 2023 included net proceeds of approximately $4.1 million from our non-transferable rights offering in February of 2023, which entitled holders of rights to purchase 0.20130805 of a share of our Class A common stock for every right held at a subscription price of $12.95 per whole share. Another source of capital included the sale of the Company’s property at 421 W. 54th street for a contract sales price of $4.5 million. This property had been vacant since its sole tenant terminated its lease during the quarter ended June 30, 2018. As a result of this sale, we will no longer be incurring carrying costs on the property (e.g., real estate taxes, insurance and utilities).
The Advisor may, at its election, accept shares of Class A common stock in lieu of cash for the asset and property management fee due as it did make for the asset management fee in respect of fees for services rendered from August 2022 through January 2023 (see below for more details). The Advisor is not obligated to accept shares in lieu of cash in payment of its base management fee and was paid in cash for the fees due subsequent to January 2023 through February 2024. We also issued 70,607 shares of our Class A common stock to the Advisor as a result of the Advisor’s decision to accept the shares in lieu of cash in respect of the base management fee paid to the Advisor for advisory services rendered in March of 2024. In addition, we also issued 91,165 shares of our Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares in lieu of cash in respect to the property management fee for services rendered in March of 2024, as well as for general and administrative reimbursement expenses for services rendered in February of 2024.
Subsequent to December 31, 2023, we amended our Advisory Agreement and Property Management Agreement to (i) increase the compensation limit for professional services rendered to us by the Advisor, (ii) to allow the Advisor to elect to receive Class A Units or shares of our common stock in lieu of cash as payment for these services rendered and (iii) to allow the Property Manager to elect to receive Class A Units or shares of our common stock as payment for all fees payable by us. For additional information, please see Note 14 — Subsequent Events.
To further augment our liquidity, we may potentially be able to generate funds for these needs through the additional offering and sale of Class A shares through the Common Stock ATM Program as approved by our Board, from time to time, and subject to market conditions, the potential issuance or placement of unsecured debt or an offering of equity securities as well as proceeds from property dispositions, if any. Our ability to sell shares under our existing shelf registration statement including under the Common Stock ATM Program is limited to one third of our market capitalization unless the aggregate value of our Class A common stock held by non-affiliates exceeds $75.0 million. As of March 26, 2024, our public float was $15.1 million. We may also sell one or more real estate assets to generate additional liquidity. There is no assurance that any of these prospective sources of capital noted in this paragraph will be available to us on acceptable terms and conditions, if at all.

A summary of amounts invested by the Advisor or Bellevue during the years ended December 31, 2023 and 2022 is as follows:

Period of Issuance		Recipient	Shares Issued (1)	Issued Share Price (1)
February 2022		The Advisor	5,672	$88.16
March 2022		The Advisor	5,439	$91.94
April 2022		The Advisor	4,848	$103.13
May 2022		The Advisor	5,031	$99.39
June 2022		The Advisor	5,924	$84.40
July 2022		The Advisor	5,924	$84.40
August 2022		The Advisor	15,586	$32.08
September 2022		The Advisor	18,899	$26.24
September 2022 (2)	`	Bellevue	79,114	$25.03
October 2022		The Advisor	18,285	$27.36
November 2022		The Advisor	19,320	$25.92
December 2022		The Advisor	24,744	$20.24
January 2023		The Advisor	31,407	$15.92
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 for additional information).
(2) During the year ended December 31, 2022, we sold 79,114 shares of Class A common stock (as adjusted for Reverse Stock Split) to Bellevue under the Common Stock ATM Program, which generated gross proceeds of $2.0 million, before nominal commissions paid (see Note 7 for additional information).
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
In addition to our focus on increasing occupancy, we have also begun to focus on expense reduction initiatives, that target expenses such as tax appeals and the renegotiation and bidding of contracted services, along with other expenses. While the focus on reducing expenses may help lower operating expenses, there can be no assurance we will be able to do so.
Dividend Policy
On July 1, 2022, we announced that our Board would not declare a dividend for the quarter ended June 30, 2022. Our Board concluded that it was in our best interest to suspend paying dividends and to use the monies to generate additional working capital to fund future leasing and tenant improvement costs. Our Board did not declare dividends for any later payment in 2022 and plans to reevaluate the dividend policy on a quarterly basis but there is no assurance as to when or if our Board will authorize future dividends or the amount of any future dividends. There were no dividend payments made during the year ended December 31, 2023.
Mortgage Loans
We have six mortgage loans secured by all of our seven properties with an aggregate balance of $399.5 million as of December 31, 2023 with a weighted-average effective interest rate of 4.35%. All of our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that bears interest based on SOFR and for which we have a related derivative agreement for a “pay-fixed” swap which effectively converted the loan to a fixed rate.
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

We do not have any significant scheduled debt principal repayments due until April 2024 when the loan in the principal amount of $49.5 million and secured by 9 Times Square matures. The Company has executed a non-binding term sheet from the Bank of Montreal to extend the loan five years, but no assurance can be made that this executed non-binding term sheet will result in a definitive agreement on its contemplated terms, or at all. For additional details, please see Note 14 — Subsequent Events to our Annual Report on Form 10-K.
9 Times Square
We breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The principal amount of the loan was $49.5 million as of December 31, 2023 (after a partial pay-down in 2022 as described below). The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required us to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on our consolidated balance sheet as of December 31, 2021.
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
Other significant changes from the waiver and amendment included: (1) revision of how the “debt service coverage ratio” is calculated by reducing the hypothetical interest rate used in this calculation to the actual interest rate on the loan; (2) a reduction the “debt yield” covenant to 7.5% from 8.0%; and (3) permitting us to include free rent periods (subject to maximum limits) in calculating compliance with the debt service and debt yield covenants. The waiver and amendment also replaced the LIBOR rate provisions with Secured Overnight Financing Rate (“SOFR”) effective with the second quarter of 2022 and amended the spreads to 1.60% from 1.50%, per annum. The previously existing “pay-fixed” interest swap that was designated as a cash flow hedge on the 9 Times Square mortgage was terminated in conjunction with the modification described above. A new swap was entered into for a notional value that aligns with the remaining principal balance owed on the mortgage using a new SOFR effective rate (see Note 6 — Derivatives and Hedging Activities to our 2023 Financial Statements).
With the waiver as of September 30, 2021, we were permitted to be in breach for up to four consecutive quarters without causing an event of default. While we also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, we were not in breach as of June 30, 2022, September 30, 2022 and December 31, 2022. As a result, upon reporting the third quarter results to the lender in November, we had two consecutive quarters that we were not be in breach and, at such time, we have exited the cash trap with the lenders approval. The cash previously held in restricted cash, which totaled $3.4 million as of September 30, 2022, with no cash trapped as of December 31, 2022. This cash, along with any additional cash trapped prior to transfer, was reclassified to cash and cash equivalents on our consolidated balance sheet during the fourth quarter of 2022. The agreement governing this loan requires us to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $12.8 million as of December 31, 2023.
We have satisfied this debt service coverage and had no cash trapped for this property for the year ended December 31, 2023.
The 9 Times Square mortgage note matures in April 2024. We have executed a non-binding term sheet from the Bank of Montreal to extend the loan five years, but no assurance can be made that this executed term sheet will result in a definitive agreement on its contemplated terms, or at all. For additional details, please see Note 14 — Subsequent Events to our Annual Report on Form 10-K.
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 14 quarters ended December 31, 2023. The principal amount of the loan was $99.0 million as of December 31, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2023 and 2022, we have $2.5 million and $3.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.

Additionally, we may be unable to extend or refinance this mortgage note when it matures in July 2026, and as a result recorded an impairment charge of $66.1 million which represents the reduction of the carrying value to the estimated fair value of this asset as a result of shortening our expected holding period of the property to the maturity of the mortgage for purposes of assessing recoverability. We determined that the property had a fair value of $69.6 million as of December 31, 2023. For additional information, please see Note 3 — Real Estate Investments and Note 5 — Fair Value of Financial Instruments.
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
We satisfied the debt service coverage for the subsequent quarters through the quarter ended December 31, 2023.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and all four quarters of 2022. The principal amount for the loan was $10.0 million as of December 31, 2022. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of the filing of this Annual Report on Form 10-K, we had not yet determined whether we will do so. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. This property did not generate any excess during the year ended December 31, 2023 or 2022, respectively and thus no cash is trapped. We signed a lease with a new tenant at this property in November 2021 and the new tenant occupied a portion of the space in the first quarter of 2023 with the remainder of the space expected to be occupied in the second quarter of 2024, which will bring occupancy at this property back to 100%.
Other Information
We entered into three new leases at 9 Times Square representing over 14,900 square feet during the year ended December 31, 2023. As a result of increased leasing activity, we have satisfied this debt service coverage and had no cash trapped for the year ended December 31, 2023. We are working to find new tenants to replace the portion of the space previously leased to Knotel at 123 William Street that has not yet been re-leased and to increase the rental income at our 1140 Avenue of the Americas and 9 Times Square properties, as well as our other properties that are not fully occupied as of December 31, 2023. There can be no assurance, however, that we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at 1140 Avenue of the Americas and 8713 Fifth Avenue on terms that allow us to cure the two remaining covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies. As discussed above, we signed a lease with a new tenant at 8713 Fifth Avenue in November 2021, that began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the second quarter of 2024, which will bring the occupancy at this property back to 100%.
Any cash that is restricted for the remaining breaches on 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages (as disclosed above) are not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of December 31, 2023.

Common Stock ATM Program
On October 1, 2020, we entered into an equity distribution agreement, pursuant to which we may, from time to time, offer, issue and sell to the public, through our sales agents, shares of Class A common stock, having an aggregate offering price of up to $250.0 million in our Common Stock ATM Program. During the year ended December 31, 2022, we sold 79,114 shares of Class A common stock (as adjusted for Reverse Stock Split) to Bellevue under the Common Stock ATM Program, which generated gross proceeds of $2.0 million, before nominal commissions paid. See also, “Cash, Cash Equivalents and Restricted Cash” section above for potential limits on our ability to sell shares under the Common Stock ATM Program.
There were no shares sold under the Common Stock ATM Program for the year ended December 31, 2023.
Capital Expenditures
For the years ended December 31, 2023 and 2022 we funded an aggregate of $4.1 million and $5.6 million, respectively, of capital expenditures primarily related to tenant improvements at certain of our properties.
We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we invest in capital expenditures during the full year 2024, including amounts we expect to fund under new or replacement leases, will likely be similar to the amount invested in 2023.
We funded our capital expenditures during the year ended December 31, 2023 with (i) cash on hand, which included proceeds from previous financings, (ii) cash retained from the Advisor either from (a) reinvesting its base management fees in shares of our Class A common stock or (b) electing to receive shares of our Class A common stock in lieu cash for its base management fee.
Acquisitions and Dispositions
We had no acquisitions during the year ended December 31, 2023. We disposed of our Hit Factory property during the year ended December 31, 2023 for a contract sales price $4.5 million, and we determined the property was impaired by $0.5 million during the year ended December 31, 2023.
There were no acquisitions or dispositions of properties subsequent to December 31, 2023 prior to filing of this Form 10-K.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Cash Net Operating Income (“Cash NOI”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below. Because we elected to be taxed as a REIT through the taxable year ended on December 31, 2022, we did not change any of the non-GAAP metrics that we have historically used to evaluate performance.
Funds from Operations and Core Funds from Operations
Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a performance measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP and FFO is not intended to replace financial performance measures determined under GAAP.
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
Core Funds from Operations
Beginning in the third quarter 2020, following the listing of our Class A common stock on the NYSE, we began presenting Core FFO, also a non-GAAP metric. We have presented prior periods on a comparable basis so that the metric is useful to the users of our financial statements. We believe that Core FFO is utilized by other publicly-traded REITs although Core FFO presented by us may not be comparable to Core FFO reported by other REITs that define Core FFO differently. In calculating Core FFO, we start with FFO, then we exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating items include acquisition and transaction related costs for dead deals, debt extinguishment costs, non-cash equity-based compensation and costs incurred for the 2022 contested proxy that were specifically related to the portion of our 2022 proxy contest and non-cash equity-based compensation costs incurred for the 2023 Tender Offer. We add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of normal operating performance. Further, we do not consider the costs associated with the 2022 contested proxy, while paid in cash, to be indicative of normal operating performance. By excluding expensed acquisition and transaction dead deal costs as well as non-operating costs described above, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Core FFO also includes an adjustment in 2022 that relates to costs incurred for the 2022 proxy that were specifically related to the portion of our 2022 proxy contest. Core FFO in 2023 includes an adjustment for the non-cash equity-based compensation costs incurred for the Tender Offer in 2023. We do not consider these expenses to be part of our normal operating performance. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our operating performance results. Core FFO is not intended to replace financial performance measures determined under GAAP.

The table below reflects the items deducted or added to net loss in our calculation of FFO and Core FFO for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023 (1)	2022 (1)	2021 (1)
Net loss attributable to common stockholders (in accordance with GAAP) (2)	$(105,924)	$(45,896)	$(39,466)
Impairment of real estate investments	66,565	—	1,452
Depreciation and amortization	26,532	28,666	31,057
FFO (as defined by NAREIT) attributable to common stockholders (2)	(12,827)	(17,230)	(6,957)
Equity-based compensation (3)	5,863	8,782	8,475
Expenses attributable to portion of 2022 proxy contest (4)	—	2,477	—
Expenses attributable to 2023 Tender Offer (5)	377	—	—
Core FFO attributable to common stockholders (2)	$(6,587)	$(5,971)	$1,518
__________
(1)FFO and Core FFO for the years ended December 31, 2023, 2022 and 2021 each include income from lease termination fees of $0.8 million for 2023 and of $1.5 million for 2022 and 2021, which is recorded in Revenue from tenants in the consolidated statements of operations. Such termination payments represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and Core FFO. The termination fees were collected from the tenants and earned and recorded as income in the years ended December 31, 2022 and 2021.
(2)Net Loss, FFO and Core FFO for the year ended December 31, 2021 includes income from the accelerated amortization of the remaining unamortized balance of below-market lease liabilities of approximately $7.9 million, which is recorded in Revenue from tenants in the consolidated statements of operations.
(3)Includes expense related to the amortization of our restricted common shares and LTIP Units related to our multi-year outperformance agreement for all periods presented. Management has not added back the cost of the Advisor’s base management fee used by the Advisor under the Side Letter to purchase shares or the cost of the base management fee elected to be received by the Advisor in shares in lieu of cash because such amounts are considered a normal operating expense. Such amounts included in net loss were $0.5 million for the year ended December 31, 2023.
(4)Amount relates to costs incurred for the 2022 proxy that were specifically related to the portion of the Company’s 2022 proxy contest. The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its Core FFO for this amount.
(5)Amount relates to costs that we incurred as it relates to the 2023 Tender Offer. We do not consider these expenses to be part of our normal operating performance and has, accordingly, increased its Core FFO for this amount.
Cash Net Operating Income
Cash NOI is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less income from investment securities and interest, plus general and administrative expenses, acquisition and transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. In calculating Cash NOI, we also eliminate the effects of straight-lining of rent and the amortization of above- and below-market leases. Cash NOI should not be considered an alternative to net income (loss) as determined under GAAP as an indication of our performance or to cash flows as a measure of our liquidity.
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

The table below reflects the items deducted or added to net loss in our calculation of Cash NOI for the periods presented.

	Year Ended December 31,
(In thousands)	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(105,924)	$(45,896)
Depreciation and amortization	26,532	28,666
Interest Expense	18,858	18,924
Impairment of real estate investments	66,565	—
Equity-based compensation	5,863	8,782
Other expense (income)	(36)	27
Asset and property management fees to related parties	7,680	7,082
General and administrative	9,375	12,493
Accretion of below- and amortization of above-market lease liabilities and assets, net	(70)	(8)
Straight-line rent (revenues as lessor)	(1,635)	(3,274)
Straight-line ground rent (expenses as lessee)	109	110
Cash NOI	$27,317	$26,906
Dividends
For the taxable years we elected to be taxed as a REIT (commencing with our taxable year ended December 31, 2014 through our taxable year ended December 31, 2022) we were required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and may have minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT during the year ended December 31, 2022. For the year ended December 31, 2022, from a U.S. federal income tax perspective, 100% of distributions, or $0.20 ($1.60 per share adjusted for the Reverse Stock Split), represented a return of capital and no part constituted a taxable dividend.
Through the six months ended June 30, 2022 and for the year ended December 31, 2021 we paid dividends to our common stockholders at the annual rate of $0.40 per share of Class A common stock ($3.20 per share adjusted for the Reverse Stock Split), or $0.10 per share ($0.80 per share adjusted for the Reverse Stock Split) on a quarterly basis. On July 1, 2022, we announced that we suspended our policy regarding dividends paid on our Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 (see full discussion in Liquidity and Capital Resources section above).
We have not paid dividends to stockholders since those that were declared and paid through the six months ended June 30, 2022.
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our Board, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We may acquire assets such as hotels and seek to expand our co-working office space business as well as acquire, invest in and operate businesses such as hotel or parking lot management companies including assets or businesses located outside of New York City. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our Board previously suspended and then reinstituted dividends. As of December 31, 2023, our dividend remains suspended. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our Board and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, and requirements of Maryland law. For the year ended December 31, 2023, our cash flows used in operations were $7.4 million.

Previous election as a REIT
We elected to be taxed as a REIT, effective commencing with our taxable year ended December 31, 2014 through our taxable year ended December 31, 2022, as a result of the Board authorized revocation of our REIT election which became effective as of January 1, 2023. We believe that, during the period commencing with our taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. As a REIT, we were generally not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders. A tax loss for a particular year eliminated the need to distribute REIT taxable income to meet the 90% distribution requirement for that year and minimized or eliminated the need to pay distributions in order to meet the distribution requirement in one or more subsequent years. We had a loss for tax purposes in 2022 and therefore there was no REIT taxable income requiring distribution to maintain our qualification as a REIT for the year ended December 31, 2022.
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2023, the increase to the twelve-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.4%. To help mitigate the adverse impact of inflation, approximately 84% of our leases with our tenants contain rent escalation provisions which the cash rent that is due over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of December 31, 2023, approximately 84%, based on straight-line rent, are fixed-rate and 16% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. However, to the extent such costs exceed the tenants base year, many but not all of our leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation. See “Risk Factors—Risks Related to Investments in Real Estate—Inflation may have an adverse effect on our investments and results of operations.”
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
As of December 31, 2023, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $399.5 million and a fair value of $348.8 million. Changes in market interest rates have no impact on interest expense incurred on the notes net of related swap payments or receipts.
However, changes in market interest rates would have an impact on the fair value of our related mortgage notes net of the impact on the related interest rate swap. For instance, if interest rates rise 100 basis points and our net fixed rate debt balance remains constant, we expect the fair value of our net obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our net fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our net fixed-rate debt by $7.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our net fixed-rate debt by $8.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2023 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Amendment to the Advisory Agreement
On March 29, 2024, we, the OP and our Advisor entered into the Second Amendment to the Second Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment increases the limit on the salaries, wages, and benefits of all employees of our Advisor or its affiliates directly or indirectly involved in the performance of services (including our executive officers) to the lesser of (i) $2,971,969 or (ii) if the Asset Cost as of the last day of such fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of such fiscal year multiplied by (y) 0.30%. The Advisor Employee Compensation Limit shall be increased by an annual cost of living adjustment equal to the Advisor Employee Compensation Limit (as determined above) multiplied by the greater of (x) 3.0% and (y) the Consumer Price Index for the prior year ended December 31st. The Second Amendment also provides that our Advisor may elect to receive any expense reimbursement amounts in cash, OP Units, shares of our common stock, or any combination thereof.
The foregoing description of the Second Amendment is only a summary and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.47 to this Annual Report on Form 10-K and incorporated by reference in this Item 9B.
Amendment to the Property Management Agreement
On March 29, 2024 we, the OP and the Property Manager entered into the Third Amendment to the Property Management and Leasing Agreement (the “Third Amendment”). The Third Amendment provides that the Property Manager may elect to receive any fees payable in cash, OP Units, shares of our common stock, or any combination thereof.
The foregoing description of the Third Amendment is only a summary and is qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.48 to this Annual Report on Form 10-K and incorporated by reference in this Item 9B.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office: 222 Bellevue Ave, Newport, Rhode Island 02840, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.americanstrategicinvestment.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than April 29, 2024 and incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than April 29, 2024 and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than April 29, 2024 and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than April 29, 2024 and incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than April 29, 2024 fiscal year and incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
The following financial statement schedule is included herein at page F-43 of this Annual Report on Form 10-K:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019 and references in the exhibits below to New York City REIT, Inc. reflect exhibits dated prior to our name change to American Strategic Investment Co. effective January 19, 2023.

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

10.8 (11)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.9 (12)	Indemnification Agreement, dated as of June 22, 2015, between the Company and Patrick O’Malley

Exhibit No.	Description
10.10 (1)	Form of Indemnification Agreement
10.11 (13)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (13)	Form of Restricted Stock Award Agreement
10.13 (14)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower.
10.14 (14)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender.
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

10.34 (20)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and Edward M. Weil, Jr.
10.35 (20)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.36 (20)	Rights Plan Waiver Agreement, dated February 4, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.37 (22)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.38 (22)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and Bellevue Capital Partners, LLC
10.39 (22)	First Amendment to Waiver Agreement, dated August 10, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.40 (24)	Second Amendment to Waiver Agreement, dated January 23, 2023, by and among American Strategic Investment Co., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.41 (24)	Dealer Manager Agreement, dated January 23, 2023, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and B. Riley Securities, Inc.
10.42 (24)	Form of Rights Card
10.43 (24)	Form of Instructions as to Use of Rights Certificates
10.44 (24)	Form of Broker Letter to Clients who are Beneficial Holders
10.45 (24)	Form of Notice to Foreign Stockholders who are Record Holders
10.46 (24)	Form of Beneficial Owner Election Form
10.47*	Second Amendment to Second Amended and Restated Advisory Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.48*	Third Amendment to Property Management and Lease Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.

Exhibit No.	Description
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97 *	Compensation Clawback Policy
99.1 (17)	Certificate of Notice of New York City REIT, Inc. filed with the State Department of Assessments and Taxation of Maryland on February 26, 2021
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
__________
* Filed herewith.
+ Furnished herewith
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

Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2024.

AMERICAN STRATEGIC INVESTMENT CO.
By:	/s/ MICHAEL ANDERSON
MICHAEL ANDERSON
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael Anderson	Chief Executive Officer (Principal Executive Officer)	April 1, 2024
Michael Anderson

/s/ Joseph Marnikovic	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Joseph Marnikovic

/s/ Edward M. Weil Jr.	Director and Chairman	April 1, 2024
Edward M. Weil Jr.

/s/ Louis P. DiPalma	Independent Director and Audit Committee Chair	April 1, 2024
Louis P. DiPalma

/s/ Elizabeth K. Tuppeny	Lead Independent Director and Nominating and Corporate Governance Committee Chair	April 1, 2024
Elizabeth K. Tuppeny

/s/ Nicholas Radesca	Independent Director and Compensation Committee Chair	April 1, 2024
Nicholas Radesca

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Strategic Investment Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Strategic Investment Co. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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

Report of Independent Registered Public Accounting Firm
Impairment Assessment of Real Estate Investments, including Acquired Intangible Assets and Below-Market Lease Liabilities
As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2023, the consolidated real estate investments balance, net of accumulated depreciation and amortization, was $580.2 million, a portion of which related to acquired intangible assets, and the consolidated below-market lease liabilities, net, balance was $2.0 million. During 2023, management recorded (i) $0.5 million of additional impairment charges associated with a property sold in 2023 and (ii) an impairment charge of $66.0 million to reduce a property to its fair market value as a result of a shortened holding period for recoverability purposes. Management periodically assesses whether there are any indicators that the value of the real estate investments and acquired intangible assets may be impaired or that their carrying value may not be recoverable. The indicators include but are not limited to (i)sustained net operating losses, (ii) significant change in occupancy, (iii) significant decline in rent collection, (iv) economic changes, (v) likely sale or otherwise disposition of the property before its previously estimated useful life. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that management expects the property’s asset group will generate over its expected holding period, including any estimated proceeds from the eventual sale of the property’s asset group. The estimated future undiscounted cash flow considers factors such as (i) expected future operating income, (ii) market and other applicable trends and (iii) residual value, as well as the effects of leasing demand, competition and other factors over the expected holding period. Management estimates the expected future operating income using in-place contractual rent and market rents. Management estimates the lease up period, market rents, and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, management will recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for sale or used. For properties to be held and used, management estimates the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated costs to dispose of the asset.
The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments, including acquired intangible assets, and below market lease liabilities is a critical audit matter are (i) the significant judgment by management to identify indicators that the carrying amounts may not be recoverable, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s evaluation of impairment indicators, (ii) the significant judgment by management when determining the undiscounted cash flows of a property’s asset group over the expected holding period, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to the market rents, the market capitalization rates used in determining residual values, and the lease up period (iii) the significant judgment by management when developing the fair value of a property’s asset group, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market rents, the market capitalization rates used in determining residual values, the lease up period, and the discount rate, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
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
April 1, 2024
We have served as the Company’s auditor since 2019.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Real estate investments, at cost:
Land	$188,935	$192,600
Buildings and improvements	479,265	576,686
Acquired intangible assets	56,929	71,848
Total real estate investments, at cost	725,129	841,134
Less accumulated depreciation and amortization	(144,956)	(167,978)
Total real estate investments, net	580,173	673,156
Cash and cash equivalents	5,292	9,215
Restricted cash	7,516	6,902
Operating lease right-of-use asset	54,737	54,954
Prepaid expenses and other assets	6,150	5,624
Derivative asset, at fair value	400	1,607
Straight-line rent receivable	30,752	29,116
Deferred leasing costs, net	9,152	9,881
Total assets	$694,172	$790,455

LIABILITIES AND EQUITY
Mortgage notes payable, net	$395,702	$394,159
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $20 and $118 at December 31, 2023 and 2022, respectively)	12,975	12,787
Operating lease liability	54,657	54,716
Below-market lease liabilities, net	2,061	3,006
Deferred revenue	3,983	4,211
Total liabilities	469,378	468,879

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,334,340 and 1,886,298 (1) shares issued and outstanding as of December 31, 2023 and 2022, respectively	23	19
Additional paid-in capital (1)	729,644	698,761
Accumulated other comprehensive income (loss)	406	1,637
Distributions in excess of accumulated earnings	(505,279)	(399,355)
Total stockholders’ equity	224,794	301,062
Non-controlling interests	—	20,514
Total equity	224,794	321,576
Total liabilities and equity	$694,172	$790,455
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization for additional information).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue from tenants	$62,710	$64,005	$70,219

Operating expenses:
Asset and property management fees to related parties	7,680	7,082	7,554
Property operating	33,797	33,927	33,363
Impairment of real estate investments	66,565	—	1,452
Equity-based compensation	5,863	8,782	8,475
General and administrative	9,375	12,493	8,704
Depreciation and amortization	26,532	28,666	31,057
Total operating expenses	149,812	90,950	90,605
Operating loss	(87,102)	(26,945)	(20,386)
Other income (expenses):
Interest expense	(18,858)	(18,924)	(19,090)
Other (expenses) income	36	(27)	47
Total other expenses	(18,822)	(18,951)	(19,043)
Net loss before income taxes	(105,924)	(45,896)	(39,429)
Income tax expense	—	—	(37)
Net loss and Net loss attributable to common shareholders	$(105,924)	$(45,896)	$(39,466)

Other comprehensive loss:
Change in unrealized gain/(loss) on derivative	(1,231)	3,190	1,851
Comprehensive loss	$(107,155)	$(42,706)	$(37,615)

Weighted average common shares outstanding — Basic and Diluted (1)	2,226,721	1,729,264	1,622,896
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(47.57)	$(26.59)	$(24.42)
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization for additional information).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
-

	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,600,336	$16	$686,828	$(3,404)	$(305,882)	$377,558	$4,009	$381,567
Proceeds from sale of common stock, net	58,331	1	4,251	—	—	4,252	—	4,252
Repurchase and cancellation of common stock	(3,279)	—	(183)	—	—	(183)	—	(183)
Redemption of fractional shares of common stock and restricted shares	(2)	—	—	—	—	—	—	—
Redemption of Class A Units	1,638	—	230	—	—	230	(230)	—
Equity-based compensation	2,693	—	108	—	—	108	8,368	8,476
Dividends declared, $3.20 per share (1)	—	—	—	—	(5,201)	(5,201)	—	(5,201)
Distributions paid to non-controlling interest holders	—	—	—	—	(160)	(160)	—	(160)
Net loss	—	—	—	—	(39,466)	(39,466)	—	(39,466)
Other comprehensive loss	—	—	—	1,851	—	1,851	—	1,851
Balance, December 31, 2021	1,659,717	17	691,234	(1,553)	(350,709)	338,989	12,147	351,136
Proceeds from sale of common stock to Bellevue (see Note 9)	79,114	1	1,979	—	—	1,980	—	1,980
Common stock issued to the Advisor in connection with management fees (see Note 7)	129,671	1	5,012	—	—	5,013	—	5,013
Equity-based compensation	16,541	—	415	—	—	415	8,367	8,782
Common stock issued to Directors in lieu of cash for board fees	1,255	—	121	—	—	121	—	121
Dividends declared on common stock, $1.60 per share (1)	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	—	(45,896)	(45,896)	—	(45,896)
Other comprehensive income	—	—	—	3,190	—	3,190	—	3,190
Balance, December 31, 2022	1,886,298	19	698,761	1,637	(399,355)	301,062	20,514	321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	33,444	—	577	—	—	577	5,286	5,863
Common stock shares withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Net loss	—	—	—	—	(105,924)	(105,924)	—	(105,924)
Other comprehensive loss	—	—	—	(1,231)	—	(1,231)	—	(1,231)
Balance, December 31, 2023	2,334,340	23	729,644	406	(505,279)	224,794	—	224,794
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(105,924)	$(45,896)	$(39,466)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,532	28,666	31,057
Amortization of deferred financing costs	1,543	1,543	1,543
Accretion of below- and amortization of above-market lease liabilities and assets, net	(70)	(8)	(8,671)
Equity-based compensation	5,863	8,782	8,475
Management fees paid/reinvested in common stock by the Advisor	485	5,013	—
Common stock issued to directors in lieu of cash for board fees	—	62	—
Impairments of real estate investments	66,565	—	1,452
Tenant Improvement - Terminations	—	—	79
Changes in assets and liabilities:
Straight-line rent receivable	(1,635)	(3,274)	(3,788)
Straight-line rent payable	109	110	109
Prepaid expenses, other assets and deferred costs	(1,516)	1,490	843
Accounts payable, accrued expenses and other liabilities	871	3,935	(111)
Deferred revenue	(228)	(909)	562
Net cash used in operating activities	(7,405)	(486)	(7,916)
Cash flows from investing activities:
Capital expenditures	(4,059)	(5,555)	(3,375)
Proceeds from sale of real estate investments	4,130	—	—
Net cash provided by (used in) investing activities	71	(5,555)	(3,375)
Cash flows from financing activities:
Payment of mortgage note payable	—	(5,500)	—
Proceeds from issuance of common stock to affiliates of the Advisor, net (see Note 9)	—	1,980	—
Proceeds from issuance of common stock, net	—	—	5,269
Proceeds from Rights Offering, net (see Note 7)	4,059	—	—
Dividends paid on common stock	—	(2,670)	(5,201)
Redemption of fractional shares of common stock and restricted shares	(24)	—	—
Distributions to non-controlling interest holders	—	(80)	(160)
Common stock shares withheld upon vesting of restricted shares	(10)	—	—
Repurchases of common stock	—	—	(183)
Net cash provided by (used in) financing activities	4,025	(6,270)	(275)
Net change in cash, cash equivalents and restricted cash	(3,309)	(12,311)	(11,566)
Cash, cash equivalents and restricted cash, beginning of period	16,117	28,428	39,994
Cash, cash equivalents and restricted cash, end of period	$12,808	$16,117	$28,428

Cash and cash equivalents	$5,292	$9,215	$11,674
Restricted cash	7,516	6,902	16,754
Cash, cash equivalents and restricted cash, end of period	$12,808	$16,117	$28,428

Supplemental Disclosures:
Cash paid for interest	$17,277	$17,396	$17,552

Non-Cash Investing and Financing Activities:
Common stock issued to directors in lieu of cash for board fees	$—	$121	$—
Common stock issued to the Advisor in connection with management fees (see Note 7)	485	5,013	—
Accrued capital expenditures	(683)	780	1,326
Prepaid common stock issuance costs related to 2021 common stock issuances	—	—	1,017

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 1 — Organization
American Strategic Investment Co. (formerly known as New York City REIT, Inc.) (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. At the Company’s 1140 Avenue of the Americas property, during the third quarter of 2021, the Company also began operating Innovate NYC, a co-working company that is specific to this property only, that offers move-in ready private offices, virtual offices, and meeting space on bespoke terms to clients. In November of 2023 Innovate NYC terminated its agreement with the Company. However, in December of 2023, subsequent to Innovate NYC’s termination, the Company released its space in its entirety to a new tenant and will be recording rental income on that space per the terms of the lease. As of December 31, 2023, the Company owned seven properties consisting of 1.2 million rentable square feet.
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses we may own and operate. The Company may now seek to acquire assets such as hotels, expand our co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). Excluding hotels, these additional assets do not generate REIT-qualifying income and are operating businesses. As a result, on January 9, 2023, the Company’s board of directors authorized revocation of our REIT election which became effective as of January 1, 2023. Historically, the Company filed an election to be taxed as a REIT commencing with its taxable year ended December 31, 2014, which remained in effect with respect to each taxable year ended on or before December 31, 2022.
As a consequence of the Company’s decision to revoke our election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of its charter, including, without limitation, the “Aggregate Share Ownership Limit,” as defined therein, no longer apply. The Company filed with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the board’s determination that it is no longer in its best interest to continue to qualify as a REIT and that therefore the Aggregate Share Ownership Limit will no longer be in effect.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Out-of-Period Adjustments
During the quarter ended December 31, 2022, the Company identified an out of period adjustment of $0.4 million for accelerated amortization of intangibles associated with a lease modification in the second quarter that shortened the remaining term of the lease. This resulted in an understatement of intangible amortization of $0.2 million in each of the second quarter and third quarter. The Company concluded that the errors noted were not material to the applicable quarterly periods impacted or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the fourth quarter of 2022 and recorded $0.4 million of additional amortization.
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. Prior to the Listing, the Advisor held 37 units of limited partnership designated as “Class A Units” (“Class A Units”), after giving effect to the Reverse Stock Split, which represented a nominal percentage of the aggregate OP ownership. These Class A Units were redeemed for an equal number of shares of Class A common stock on the Listing Date. Also, during the second quarter of 2021, the remaining 13,100 Class A Units held by a third party were redeemed for an equal number of Class A Common Stock. There were no Class A units outstanding as of December 31, 2023 and 2022.
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020, which are also reflected as part of non-controlling interest as of December 31, 2023 and 2022. See Note 7 — Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information.
Ongoing Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. New York City, where all of the Company’s properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. While the Company’s properties remain accessible to all tenants and operating restrictions have now expired, some tenants have vacated, terminated or otherwise did not renew their lease. The Company has incurred increased unreimbursed property operating expenses because the Company’s occupancy has not fully recovered to pre-pandemic levels, and these increased expenses have been compounded by inflation. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. There can be no assurance that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Cash Collection
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. With the exception of one minor lease deferral during the third quarter of 2022, rent collections from the Company’s tenants have generally been timely in the years ended December 31, 2023 and 2022 and no other deferral or abatement agreements were entered into. In the year ended December 31, 2021, the Company executed different types of lease amendments with tenants which included deferrals, abatements, extensions to the term of the leases, and in one instance, a reduction of the lease term.
Beginning in the third and fourth quarters of 2020, the operating results at (i) 9 Times Square, (ii) 1140 Avenue of Americas, (iii) Laurel/Riverside and (iv) 8713 Fifth Avenue properties caused cash trap events under their non-recource mortgages, which are not considered events of default. When a cash trap is active, operating cash flow from the property after debt service is held in restricted cash as additional collateral for the loan, and the Company is unable to access those funds for other purposes. The Company remains in breach of the 1140 Avenue of the Americas and 8713 Fifth Avenue loans as of December 31, 2023. See Note 4 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of December 31, 2023.
Accounting Policy
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2023, these leases had a weighted-average remaining lease term of 6.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following table presents future base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected form certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Base Rent Payments
2024	$56,205
2025	49,064
2026	44,112
2027	40,733
2028	36,460
Thereafter	175,276
Total	$401,850
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor under the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2023, 2022 and 2021, approximately $0.1 million, $0.5 million and $0.5 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

In accordance with lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. Some of these reductions may relate to tenants that terminated their leases early or relate to leases that had not been paying rent and were been placed on a cash basis in accordance with ASC 842. There were no such reductions recorded for the years ended 2023 or 2022. During the year ended December 31, 2022 there was only one tenant for which we recorded rent on a cash basis. The lease with this tenant was terminated as of September 30, 2022. During the years ended 2023 and 2021, no rental income was received from any of the tenants that were previously placed on a cash basis.
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
In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas. The Company recorded revenue of approximately $0.7 million, $0.8 million and $0.3 million from Innovate NYC during the years ended December 31, 2023, 2022 and 2021, respectively, which is considered non-lease income. In November of 2023 Innovate NYC terminated its agreement with the Company. In December of 2023, subsequent to Innovate NYC’s termination, the Company released its space in its entirety to a new tenant and will be recording rental income on that space per the terms of the lease.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2023, 2022 or 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2023 and 2022, the Company did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the years ended December 31, 2023, 2022 and 2021.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2023, the Company did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 8 — Commitments and Contingencies.
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
Impairment of Long Lived Assets
The Company periodically assesses whether there are any indicators that the value of a property may be impaired or that its carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or if a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that the Company expects the property’s asset group will generate over its expected holding period, including any estimated proceeds from the eventual sale or other disposition of the property’s asset group. The estimated future undiscounted cash flow considers factors such as (i) expected future operating income, (ii) market and other applicable trends, (iii) residual value, as well as the effects of leasing demand, competition and other factors. The Company estimates the expected future operating income using in-place contractual rent and market rents. The Company estimates the lease-up period, market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2023 and 2022, the Company had cash and cash equivalents and restricted cash of $12.8 million and $16.1 million, of which $12.2 million and $15.5 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Effective at the Listing, the Company entered into the 2020 OPP (as defined herein) under which the LTIP Units (as defined herein) were issued to the Advisor which has since ended on August 18, 2023 at the end of the performance period. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their measurement date and that value was reflected as a charge to earnings evenly over the service period. Following the end of the performance period under the 2020 OPP on August 18, 2023, the compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, the Company reclassified $25.8 million of amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of changes in equity. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. See Note 7 - Stockholders’ Equity and Note 11 - Equity-Based Compensation for additional information.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2014 through its taxable year ended on December 31, 2022, as a result of the board authorized revocation of our REIT election which became effective as of January 1, 2023. The Company believes that, commencing with its taxable year ended on December 31, 2014, it had been organized and operated in a manner so that it qualified as a REIT. To qualify as a REIT during that period, the Company was required to distribute annually at least 90% of the Company’s REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. As a REIT, the Company generally was not subject to U.S. federal corporate income tax on the portion of its REIT taxable income that it distributed to its stockholders. Even while the Company qualified as a REIT, it was subject to certain state and local taxes on its income and properties, as well as U.S. federal income and excise taxes on its undistributed income.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

A “taxable REIT subsidiary” (“TRS”) is subject to U.S. federal, state and local income taxes. For deferred items at the TRS and for the Company at December 31, 2022 as a result of its election to revoke its REIT election effective, as of January 1, 2023, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized net deferred income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards tax effected for expected tax rates upon reversal.
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
Not yet Adopted as of December 31, 2023:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures(Topic 280). The new standard requires a public entity to disclose significant segment expense categories and amounts for each reportable segment. A significant expense is an expense that (i) is significant to the segment, (ii) regularly provided or easily computed from information regularly provided to management and (iii) included in the reported measure of profit or loss.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three year period ended December 31, 2023. During the year ended December 31, 2023, the Company disposed of its property located at 421 W. 54th Street - Hit Factory for a contract sales price of $4.5 million, which did not result in a gain or loss on sale as a result of impairment charges recorded during the year ended December 31, 2023 (details below). The property had been vacant since the quarter ended June 30, 2018.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Assets Held for Use
When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities affecting the Company’s intent or ability to hold the property. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company reflects an impairment charge to write the asset down to its fair value.
Impairments and dispositions of real estate investments
The Company has recorded impairment charges on two of its properties in the year ended December 31, 2023 and one property in the year ended December 31, 2021. The Company did not recognize any impairment charges for the year ended December 31, 2022.
421 W. 54th Street - Hit Factory
The Company recorded impairment charges of $0.5 million and $1.5 million for its property located at 421 W. 54th Street - Hit Factory for the years ended December 31, 2023 and 2021, respectively. The impairment charge during the year ended December 31, 2023 was recorded because the carrying value of the property exceeded the net proceeds from the sale of the property, which occurred in the fourth quarter of 2023.
For the year ended December 31, 2021 the impairment charge was calculated based on the determination that the carrying value exceeded the Company’s most recent estimate of fair market value of the property, which was based on the estimated selling price. The fair value measurement was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate (range of 7% to 8%), terminal capitalization rate (range of 7% to 9%), and estimated market rents (range of $40.00 per square foot to $50.00 per square foot).
1140 Avenues of the Americas
The Company recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for its 1140 Avenues of the Americas property. At December 31, 2023, the Company determined that it was more likely than not that the Company would be unable to extend or refinance the secured mortgage note encumbering the property and the property could be sold or otherwise disposed of before the end of its previously estimated useful life. Accordingly, for purposes of assessing recoverability, the Company considered the period through debt maturity in July 2026 to be the period which it had both intent and ability to hold the property. After estimating the projected future cash flows from the property through the term of the mortgage through debt maturity, the Company determined that the estimated future cash flows did not recover the carrying value of the property. Accordingly, the Company recorded an impairment charge using an internal discounted cash flow model to reduce the value of the property to its current fair value. The Company’s significant assumptions utilized to determine the fair value of the property was a terminal capitalization rate of 6% and discount rate of 8%.
Significant Tenants
As of December 31, 2023 and 2022 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$23,044	$15,935	$7,109	$35,236	$24,588	$10,648
Other intangibles	28,322	6,490	21,832	28,322	5,782	22,540
Above-market leases	5,563	4,279	1,284	8,290	6,141	2,149
Acquired intangible assets	$56,929	$26,704	$30,225	$71,848	$36,511	$35,337
Intangible liabilities:
Below-market lease liabilities	$9,628	$7,567	$2,061	$10,718	$7,712	$3,006
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
In-place leases (1)	$3,333	$5,032	$6,684
Other intangibles	708	708	937
Total included in depreciation and amortization	$4,041	$5,740	$7,621

Above-market lease intangibles (2)	$825	$1,161	$1,062
Below-market lease liabilities (3)	(945)	(1,218)	(9,782)
Total included in revenue from tenants	$(120)	$(57)	$(8,720)

Below-market ground lease, included in property operating expenses	$49	$49	$49
__________
(1)The Company did not have any accelerated amortization of in-place lease intangible write-offs during the year ended December 31, 2023.. During the year ended December 31, 2022, in connection with a lease modification in the second quarter of 2022 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.3 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations During the year ended December 31, 2021, in connection with leases that were terminated the Company accelerated the amortization of approximately $1.1 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations.
(2)The Company did not have any accelerated the amortization of above-market leas intangible write-offs during the year ended December 31, 2023. In connection with a lease modification in the second quarter of 2022 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.1 million of above-market lease intangibles during the year ended December 31, 2022, which was included in the revenue from tenants in the consolidated statement of operations.
(3)In connection with the lease terminations in 2021, the Company accelerated the amortization of below-market lease intangibles $7.9 million which are included in revenue from tenants in the consolidated statement of operations for the year ended December 31, 2021. Additionally, in connection the lease terminations in 2020, the Company accelerated the amortization of approximately $1.9 million of below-market lease intangibles during the year ended December 31, 2020.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2023:

(In thousands)	2024	2025	2026	2027	2028
In-place leases	$2,259	$1,200	$632	$624	$584
Other intangibles	708	708	708	708	708
Total to be included in depreciation and amortization	$2,967	$1,908	$1,340	$1,332	$1,292

Above-market lease assets	$412	$123	$117	$117	$112
Below-market lease liabilities	(850)	(503)	(183)	(180)	(180)
Total to be included in revenue from tenants	$(438)	$(380)	$(66)	$(63)	$(68)
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
Write-off of Tenant Improvements
During the third quarter of 2021, a tenant in the health club business terminated a lease at the Company’s 9 Times Square property. As a result, the Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $0.3 million, which is recorded in depreciation and amortization expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2023 and 2022 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2023	2022	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
9 Times Square (1)	1	$49,500	$49,500	3.72%	Fixed	(2)	Apr. 2024
1140 Avenue of the Americas (3)	1	99,000	99,000	4.17%	Fixed		Jul. 2026
123 William Street (4)	1	140,000	140,000	4.73%	Fixed		Mar. 2027
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.58%	Fixed		May 2028
8713 Fifth Avenue (5)	1	10,000	10,000	5.04%	Fixed		Nov. 2028
196 Orchard Street	1	51,000	51,000	3.90%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.35%
Less: deferred financing costs, net (6)		(3,798)	(5,341)
Mortgage notes payable, net		$395,702	$394,159
__________
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
(2)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2023 (see Note 6 — Derivatives and Hedging Activities for additional information).
(3)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of December 31, 2023, there was $2.5 million held in a cash management account which is part of the Company’s restricted cash balance on its consolidated balance sheet.
(4)As of December 31, 2023, $1.1 million of the proceeds remained in escrow and in accordance with the conditions under the loan agreement and presented as part of restricted cash on the consolidated balance sheet. During the year ended December 31, 2023, the Company did not draw any funds for leasing activity, tenant improvements and leasing commissions related to this property. The remaining escrow amount will be released as used.
(5)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property, if any, is required to be held segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of December 31, 2023, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the second quarter of the year ending December 31, 2024, which will bring the occupancy to 100.0%.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Collateral and Principal Payments
Real estate assets and intangible assets of $752.6 million, at cost (net of below-market lease liabilities), as of December 31, 2023, have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2023:

(In thousands)	Future Minimum Principal Payments
2024	$49,500
2025	—
2026	99,000
2027	140,000
2028	60,000
Thereafter	51,000
Total	$399,500
Debt Covenants
9 Times Square
The Company breached both a debt service coverage and a debt yield covenant under the non-recourse mortgage loan secured by 9 Times Square for each of the quarters in the year ended December 31, 2020, through December 31, 2021. The principal amount of the loan was $49.5 million as of December 31, 2023 (after partial pay-down in 2022 as described below). The breaches, through the fourth consecutive quarter (September 31, 2021), while not events of default, required the Company to enter into a cash management period requiring all rents and other revenue of the property, if any, to be held in a segregated account as additional collateral under the loan. Thereafter, the contract provided for specific financial remedies to be completed or the loan would be in default. As of December 31, 2021 there was $4.3 million cash trapped under the loan being held in the cash management account, which was classified in restricted cash on the Company’s consolidated balance sheet as of December 31, 2021.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

With the waiver as of September 30, 2021, we were permitted to be in breach for up to four consecutive quarters without causing an event of default. While the Company also breached the debt service coverage and debt yield covenant as of December 31, 2021 and March 31, 2022, it was not in breach as of June 30, 2022, September 30, 2022 and December 31, 2022. As a result, upon reporting the third quarter results to the lender in November, the Company had two consecutive quarters that we were not be in breach and, at such time as the determination of the compliance with the debt service coverage and debt yield covenants is made, the Company exited the cash trap with the lenders approval. The cash that was previously held in restricted cash, totaled $3.4 million as of September 30, 2022. This cash, along with any additional cash trapped prior to transfer, was reclassified to cash and cash equivalents on our consolidated balance sheet during the fourth quarter of 2022. There is no cash remaining trapped as of December 31, 2023. The agreement governing this loan requires us to maintain $10.0 million in liquid assets, which includes cash and cash equivalents and restricted cash, which totaled $12.8 million as of December 31, 2023.
The 9 Times Square mortgage note matures in April 2024. Subsequent to December 31, 2023, the Company executed a non-binding term sheet from the Bank of Montreal to extend the mortgage five years with no principal amounts due until maturity, at an interest rate of 7.0% per annum. There can be no assurance that this executed non-binding term sheet will result in a definitive agreement on its contemplated terms, or at all. For additional details, please see Note 14 — Subsequent Events.
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 14 quarters ended December 31, 2023. The principal amount of the loan was $99.0 million as of December 31, 2023. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2023 and 2022, the Company has $2.5 million and $3.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates. We are presently evaluating our options to extend or refinance that loan.
Additionally, the Company may be unable to extend or refinance this mortgage note when it matures in July 2026, and as a result recorded an impairment charge of $66.1 million which represents the reduction of the estimated fair value of this asset arising from shortening our intended holding period of the property to the maturity of the mortgage. The Company determined that the property had a fair value of $69.6 million as of December 31, 2023. For additional information, please see Note 3 — Real Estate Investments and Note 5 — Fair Value of Financial Instruments.
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
The Company satisfied the debt service coverage for the subsequent quarters through the years ended December 31, 2023 and 2022.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue during the second, third and fourth quarters of 2021 and all four quarters of 2022 and 2023. The principal amount for the loan was $10.0 million as of December 31, 2023. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Annual Report on Form 10-K, the Company had not yet determined whether it will do so. If the Company does not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. This property did not generate any excess during the year ended December 31, 2023 or 2022, respectively and thus no cash is trapped. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the second quarter of the year ending December 31, 2024, which will bring the occupancy to 100.0%.
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
LIBOR Transition
The Company had a mortgage loan agreement and a related derivative agreement for a “pay-fixed” interest swap that had terms that were previously based on LIBOR. However, in March of 2022, effective with the 9 Times Square loan modification and the termination and replacement of the “pay-fixed” swap, both the mortgage loan and agreement and the current “pay-fixed” interest swap are now based on SOFR. The Company has no remaining LIBOR based contracts as of December 31, 2023.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2023
Interest Rate “Pay-fixed” Swap - asset	$—	$400	$—	$400

December 31, 2022
Interest Rate “Pay-fixed” Swap - asset	$—	$1,607	$—	$1,607
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		December 31,
		2023		2022
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$49,265	$49,500	$48,282
Mortgage note payable — 1140 Avenue of the Americas (1)	3	99,000	69,619	99,000	89,015
Mortgage note payable — 123 William Street	3	140,000	130,463	140,000	126,814
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	45,442	50,000	44,023
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,193	10,000	8,933
Mortgage note payable — 196 Orchard Street	3	51,000	44,857	51,000	42,349
Total		$399,500	$348,839	$399,500	$359,416
__________
(1)The Company recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for its 1140 Avenues of the Americas property. As a result, the Company adjusted the fair value of the property’s mortgage to the current carrying value of the property as of December 31, 2023. For additional information please see Note 3 — Real Estate Investments.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2023 and 2022.

Derivatives designated as hedging instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
		(in thousands)	(in thousands)
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$400	$1,607

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2023, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property (see Note 4 — Mortgage Notes Payable, Net), the Company terminated its existing $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a new $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the six month period ending June 30, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income (“AOCI”). The amount will be amortized into interest expense over the term of the hedged item. There was $6,094 of unamortized balance left as of December 31, 2023.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $0.4 million will be reclassified from other comprehensive income as a decrease to interest expense.
As of December 31, 2023 and 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2023		December 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$49,500
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$272	$2,910	$698
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$1,503	$(241)	$(153)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$(18,858)	$(18,924)	$(19,090)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023, 2022 and 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2023	$400	$—	$—	$400	$—	$—	$400
December 31, 2022	$1,607	$—	$—	$1,607	$—	$—	1,607
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2023 and 2022, the Company’s did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.7 million.
As of December 31, 2023 and 2022, the Company did not post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions as of December 31, 2021, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.7 million.
Note 7 — Stockholders’ Equity
As of December 31, 2023 and 2022, the Company had approximately 2.3 million and 1.9 million shares of common stock outstanding, respectively, including unvested restricted shares, after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details). As of December 31, 2023, all of the Company’s shares of common stock outstanding was Class A common stock, including unvested restricted shares.
Rights Offering
In February 2023, the Company raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023. In connection with the Rights Offering, Bellevue and its affiliates acquired approximately 367,956 shares. As of December 31, 2023 Bellevue owned approximately 1,059,546 shares of the Company’s Class A common stock (see Note 9 — Related Party Transactions and Arrangements).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Class A Common Stock Issued to the Advisor - Side Letter and In Lieu of Cash for the Management Fee
During the year ended December 31, 2022, in accordance with the Side Letter (as defined in Note 9 — Related Party Transactions and Arrangements), the Advisor reinvested base management fees, aggregating approximately $3.0 million, in shares of the Company’s Class A common stock respectively. The number of shares purchased was based on a 10-day trading average price subject to a “Minimum Price” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual (the “Listed Company Manual”) computed upon executing the Side Letter to be $84.40 per share (adjusted for the Reverse Stock Split). Upon the expiration of the Side Letter in July of 2022, the Company subsequently entered into a management agreement, in which the Advisor can elect to receive shares of Class A common stock in lieu of cash in respect to its management fee at the Company’s discretion using a 10-day average price (adjusted for the Reverse Stock Split) that was required to be greater than the minimum price under NYSE rules.
. The following table shows the shares issued in relation to the Side Letter and management agreement for the years ended December 31, 2023 and 2022:

Period of Issuance	Recipient	Agreement	Shares Issued (1)	Issued Share Price (1)
February 2022	The Advisor	Side Letter	5,672	$88.16
March 2022	The Advisor	Side Letter	5,439	$91.94
April 2022	The Advisor	Side Letter	4,848	$103.13
May 2022	The Advisor	Side Letter	5,031	$99.39
June 2022	The Advisor	Side Letter	5,924	$84.40
July 2022	The Advisor	Side Letter	5,924	$84.40
August 2022	The Advisor	Management Agreement	15,586	$32.08
September 2022	The Advisor	Management Agreement	18,899	$26.24
October 2022	The Advisor	Management Agreement	18,285	$27.36
November 2022	The Advisor	Management Agreement	19,320	$25.92
December 2022	The Advisor	Management Agreement	24,744	$20.24
January 2023	The Advisor	Management Agreement	31,407	$15.92
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 for additional information).
Subsequent to December 31, 2023, the Company paid the Advisor in cash for January 2024 and February 2024 base asset management fees. However, on March 1, 2024, the Company issued 70,607 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the base asset management fee paid to the Advisor for services rendered in March. These shares were issued using the 10-day average price of $7.08, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement. The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. For additional information Note 14 — Subsequent Events to the Company’s 2023 Financial Statements.
Additionally, on April 1, 2024, the Company issued 91,165 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the March property management fees and February general and administrative expense reimbursements. These shares were issued using the 10-day average price of $6.64, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement and the Third Amendment to the Property Management and Leasing Agreement (details below). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. For additional information Note 14 — Subsequent Events to the Company’s 2023 Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee to the Advisor, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense for the year are reflected as $0.5 million for the year ended December 31, 2023 as part of general and administrative expenses on the consolidated statement of operations.
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
The Company paid all directors fees in cash during the second quarter, third quarter and fourth quarter of 2022 as well as for the year ended December 31, 2023.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the year ended December 31, 2023, 2022 and 2021 any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
•During the year ended December 31, 2021 the Company paid dividends to common stockholders in the amount of $3.20 per share ($0.80 per share, per quarter) (adjusted for the Reverse Stock Split).
Tax Characteristics of Distributions
For the years ended December 31, 2022 and 2021, from a U.S. federal income tax perspective, 100% of distributions, or $1.60 and $3.20 per share (adjusted for the Reverse Stock Split) , respectively, represented a return of capital and no part constituted a taxable dividend. The Company did not make any distributions in the year ended December 31, 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Other Equity Activity
2023 Tender Offer by an Affiliate of the Advisor
On September 27, 2023, Bellevue announced a tender offer to purchase up to 350,000 shares of the Company’s Class A common stock at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023 and, 223,460 shares were tendered and accepted by Bellevue for a purchase price of approximately $2.3 million, less any fees, expenses, or taxes withheld. As of December 31, 2023 Bellevue owned approximately 1,059,546 shares of the Company’s Class A common stock or approximately 45.4% of outstanding shares of the Company, which did not result in a change of control event. The tender offer announced by Bellevue had no impact on the Company’s financial statements as no new shares were issued or cash received by the Company as a result.
2021 Tender Offer by the Company
On December 28, 2020, in response to an unsolicited offer to the Company’s stockholders, the Company commenced a tender offer, (as amended, the “December Offer”) to purchase up to 8,125 shares of Class B common stock (adjusted for the Reverse Stock Split) for cash at a purchase price equal to $56.00 per share (adjusted for the Reverse Stock Split). The Company made the December Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s s Class B common stock and acquire it from stockholders at prices substantially less than the price at which the Company’s Class A common stock had been trading on the NYSE. The December Offer expired on January 27, 2021. In accordance with the terms of the December offer, the Company purchased 3,279 shares of Class B common stock (adjusted for the Reverse Stock Split) for a total cost of approximately $0.2 million, including fees and expenses relating to the tender offer, with cash on hand in February 2021.
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
As of December 31, 2023, the Company’s ground lease has a weighted-average remaining lease term of 43.0 years and a discount rate of 8.6%. As of December 31, 2023, the Company’s balance sheet includes an ROU asset and liability of $54.7 million and $54.7 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the years ended December 31, 2023, 2022 and 2021, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the years ended December 31, 2023, 2022 and 2021.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of December 31, 2023:

(In thousands)	Future Minimum Base Rent Payments
2024	$4,746
2025	4,746
2026	4,746
2027	4,746
2028	4,746
Thereafter	188,262
Total	211,992
Less: Effects of discounting	(157,335)
Total present value of lease payments	$54,657
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2023, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2023 and 2022, entities wholly owned by AR Global Investments, LLC owned 290,937 and 129,671 shares (adjusted for the Reverse Stock Split), respectively, of the Company’s outstanding Class A common stock. As of December 31, 2023, Bellevue owned approximately 45.4% of outstanding shares of the Company.
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
The Company advised AR Global Investments, LLC (the “AR Parties”), that any shares of its Class A common stock purchased directly from the Company by Bellevue through block trades executed under the Company’s Common Stock ATM Program would be sold at a per share price equal to the greater of (i) the closing market price of the shares on the NYSE on the most recent trading day prior to an issuance or (ii) the “Minimum Price” as defined in Section 312.04(h) of the Listed Company Manual; provided, however, that the Company would not sell any shares of its Class A common stock to Bellevue if doing so would otherwise require the Company to seek shareholder approval under Section 312 of the Listed Company Manual or any subsequent rules and regulations of the NYSE.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in in each of the months of August, September, October, November, and December 2022, as well as in month of January 2023 and March 2024 (see Note 7 — Stockholders’ Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
On February 4, 2022, concurrently with the execution of the Side Letter, the Company’s board of directors granted (i) a waiver from the Aggregate Share Ownership Limit, as defined and contained in Section 5.7 of the Company’s charter, to permit each of Bellevue, the Advisor, entities controlled by Bellevue, Edward M. Weil. Jr, who was an officer and director of the Company, an officer of the Advisor and a holder of a non-controlling interest in Bellevue, and their respective affiliates and certain other entities and individuals who would be treated as Beneficially Owning or Constructively Owning (each as defined in the Charter) Shares held by either or both of Bellevue and the Advisor, including Mr. Weil, to Beneficially Own or Constructively Own Shares in an amount up to 20% of the outstanding Shares (subject to certain constraints for each such entity and individual on the total actual ownership of Shares by such entities and individuals), to the extent and on the terms set forth in each ownership limit waiver agreement (collectively, the “Charter Ownership Limit Waiver Agreements”); and (ii) a waiver from the provisions contained in Section 1.1 of the Amended and Restated Rights Agreement, dated August 17, 2020 (as amended by Amendment No. 1 dated August 12, 2021, the “Rights Plan”), to permit each party to the Charter Ownership Limit Waiver Agreements to Beneficially Own (as defined in the Rights Plan) Shares to the maximum extent allowed by the Charter Ownership Limit Waiver Agreements without being deemed an “Acquiring Person” under Section 1.1 of the Rights Plan, subject to the terms set forth in the rights plan waiver agreement (the “Rights Plan Waiver Agreement,” and together with the Charter Ownership Limit Waiver Agreements, the “Waiver Agreements”).
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
As a consequence of the Company’s decision to revoke our election to be taxed as a REIT, the ownership limitations set forth in Section 5.7 of the Company’s charter, including, without limitation, the Aggregate Share Ownership Limit as defined therein, no longer apply.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Management Fee Expense
The Company recorded expense of $6.0 million, $5.5 million and $6.0 million for base asset management fees during the years ended December 31, 2023, 2022 and 2021, respectively there were no variable management fees incurred in any of these periods. The management fees for the year ended December 31, 2021 were paid in cash. The management fees for the years ended December 31, 2023 and 2022 were paid as follows:
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
•The Advisor also elected to receive shares of Class A common stock in lieu of cash in the amount of in respect of its management fee for January 2023 (see Note 7 — Stockholders Equity). The Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split) The Advisor is not obligated to accept shares in lieu of cash for these fees and makes this election on a monthly basis. The Advisor was paid cash for its management fee for the subsequent months for the year ended December 31, 2023 through February 2024.
•The Advisor also elected to receive shares of Class A common stock in lieu of cash in the amount of in respect of its base asset management fee for March 2024. In March 2024, the Company issued 70,607 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the base asset management fee paid to the Advisor for services rendered in March. These shares were issued using the 10-day average price of $7.08. For additional information, please see Note 14 — Subsequent Events.
•The Advisor also elected to receive shares of the Company’s Class A common stock to the Advisor as a result of the Advisor’s decision to accept the shares in lieu of cash with respect to the property management fees for March and general and expense reimbursements for February. In April 2024, the Company issued 91,165 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to property management services rendered in March and general and expense reimbursements for services rendered in February. These shares were issued using the 10-day average price of $6.64. For additional information Note 14 — Subsequent Events to the Company’s 2023 Financial Statements.
For accounting purposes, the shares of the Company’s Class A common stock issued in accordance with the Side Letter and the shares issued in lieu of cash for the management fee, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $0.5 million for the year ended December 31, 2023.
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
December 31, 2023

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
The Company incurred approximately $1.6 million, $1.6 million and $1.6 million in property management fees during the years ended December 31, 2023, 2022 and 2021, respectively.
Subsequent to December 31, 2023, the Company and the Property Manager amended the PMA to allow the Property Manager to elect to receive Class A Units or shares of the Company’s common stock in lieu of cash for all fees payable to the Property Manager. As a result, on April 1, 2024, the Company issued 91,165 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the March property management fees and February general and administrative expense reimbursements. These shares were issued using the 10-day average price of $6.64, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement and the Third Amendment to the Property Management and Leasing Agreement (details below). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. For additional information, please see Note 14 — Subsequent Events.
Professional Fees and Other Reimbursements
The Company pays directly or reimburses the Advisor monthly in arrears, for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services it provides to the Company under the Advisory Agreement, subject to the following limitations:
•With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits, these costs may not exceed in any fiscal year,
(i)$0.4 million, or
(ii)if the Asset Cost (as defined in the Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.
•With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i)$2.6 million, or
(ii)if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
Professional fees and other reimbursements for the years ended December 31, 2023, 2022, and 2021 were $4.4 million, $4.4 million and $4.1 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits. In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.2 million in the year ended December 31, 2022.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the years ended December 31, 2023, 2022 and 2021 were $3.0 million ($0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits), which are the limits set forth in the Advisory Agreement. The actual expenses incurred by the Advisor exceeded these limits.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Subsequent to December 31, 2023, the Company and the Advisor amended the Advisory agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive Class A Units or shares of the Company’s common stock in lieu of cash for these services rendered. For additional information, please see Note 14 — Subsequent Events.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable)
(In thousands)	2023	2022	2021	December 31,
	Incurred	Incurred	Incurred	2023	2022
Ongoing fees:
Asset and property management fees to related parties (1)	$7,680	$7,082	$7,554	$20	$118
Professional fees and other reimbursements (2)	4,352	4,375	4,064	—	—
Total related party operation fees and reimbursements	$12,032	$11,457	$11,618	$20	$118
__________
(1)During the year ended December 31, 2023, approximately $0.5 million was paid with shares of the Company’s A Class A common stock for the management fee. Amounts for the year ended December 31, 2022 included approximately $5.0 million in shares was paid with shares of the Company’s A Class A common stock (approximately $3.0 million in shares related to the Side Letter and approximately $2.0 million in shares accepted in lieu of cash under the managment agreement) for the management fee. Amounts for the year ended December 31, 2021 were all paid in cash. See disclosure in this footnote above for additional information.
(2)Amounts for the year ended December 31, 2023, 2022 and 2021, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
This number of LTIP Units represented the maximum number of LTIP Units that could have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned under the performance measures, see Note 11 – Equity-Based Compensation.
Termination Fees Payable to the Advisor
The Advisory Agreement requires the Company to pay a termination fee to the Advisor in the event the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Advisory Agreement). The termination fee is equal to
•$15.0 million plus an amount equal to the product of
(i)three (if the termination was effective on or prior to June 30, 2020) or four (if the termination is effective after June 30, 2020), multiplied by
(ii)applicable Subject Fees.
The “Subject Fees” are equal to
(i)the product of (a) 12, multiplied by (b) the actual base management fee for the month immediately prior to the month in which the Advisory Agreement is terminated, plus
(ii)the product of (x) four multiplied by (y) the actual variable management fee for the quarter immediately prior to the quarter in which the Advisory Agreement is terminated, plus
(iii)without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity issued by the Company and its subsidiaries in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Advisory Agreement is terminated.
In connection with the termination or expiration of the Advisory Agreement, the Advisor will be entitled to receive (in addition to any termination fee) all amounts then accrued and owing to the Advisor, including an amount equal to then-present fair market value of its shares of the Company’s common stock and interest in the OP.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
In the quarter ended March 31, 2023, the Company issued 2,038 restricted shares (adjusted for the Reverse Stock Split) to a member of the Company’s board of directors. During the quarter ended June 30, 2023 the Company issued 13 restricted shares to an employee of the advisor and its affiliates. In the quarter ended September 30, 2023, the Company issued 24,042 issued to the Company’s the board of directors as part of the annual award of restricted shares by the Company to the board of directors. These restricted shares issued to the board of directors will vest in 20% increments on each of the first five anniversaries of the respective grant dates. Also, during the year ended December 31, 2023, several former employees of the advisor that were terminated, and as defined in the award agreement, forfeited a total 2,792 restricted shares. In October of 2023, the Company granted 10,139 restricted shares to employees of the Advisor. The restricted shares granted to employees of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The following table displays restricted share award activity during the years ended December 31, 2023, 2022 and 2021 and has been retroactively adjusted for the Reverse Stock Split (see Note 1 — Organization for additional details):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	689	$401.60
Granted	2,693	72.40
Vested	(235)	399.76
Fractional share redemption (1)	(1)	78.48
Unvested, December 31, 2021	3,146	120.00
Granted	17,725	85.04
Vested	(1,975)	89.76
Forfeitures	(762)	94.08
Unvested, December 31, 2022	18,134	90.16
Granted	36,232	9.17
Vested	(15,376)	41.71
Forfeitures	(2,792)	94.08
Unvested, December 31, 2023	36,198	29.37
__________
(1)Represents fractional shares redeemed in connection with the conversion of the first tranche of shares of Class B common stock to shares of Class A common stock that occurred on December 16, 2020 and the second tranche of shares of Class B common stock to shares of Class A common stock that occurred on March 1, 2021.
As of December 31, 2023, the Company had $0.7 million of unrecognized compensation cost, respectively, related to unvested restricted share awards granted and the cost is expected to be recognized over a weighted-average period of 2.82 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.6 million, $0.4 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Also, for the year ended December 31, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.1 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the year ended December 31, 2023, 2022 and 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $5.3 million, $8.4 million and $8.4 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss.
The LTIP Units issued pursuant to the 2020 OPP could potentially have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned under the performance measures. These LTIP Units were thus automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of equity. As of December 31, 2023, the total fair value of the LTIP Units had been fully amortized to expense and no future expense remains.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units were earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units were not subject to forfeiture, even if the LTIP Units were ultimately forfeited. The Advisor was entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that were earned became entitled to receive the same distributions paid on the Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit was equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, was entitled to convert the LTIP Unit into a Class A Unit, which in turn may have been redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. On July 1, 2022, the Company announced that it had temporarily suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter. Accordingly, since the LTIP Units only received distributions when the Class A common stock received dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
For the years ended December 31, 2023, 2022 and 2021 the Company paid zero, $80,000 and $160,000, respectively, of distributions related to the LTIP units.
Performance Measures
With respect to one-half of the LTIP Units granted under the 2020 OPP, the number of LTIP Units that could have become earned (if any) was determined as of the last day of the performance period based on the Company’s achievement of absolute total stockholder return (“TSR”) levels as shown in the table below:

Performance Level	Absolute TSR			Percentage of LTIP Units Earned
Below Threshold	Less than	12%		0%
Threshold		12%		25%
Target		18%		50%
Maximum		24%	or higher	100%
If the Company’s absolute TSR was more than 12% but less than 18%, or more than 18% but less than 24%, the percentage of the Absolute TSR LTIP Units that could have become earned was determined using linear interpolation as between those tiers, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

With respect to the remaining one-half of the LTIP Units granted under the 2020 OPP, the number of LTIP Units that could have become earned (if any) was determined as of the last day of the performance period based on the difference (expressed in terms of basis points, whether positive or negative, as shown in the table below) between the Company’s absolute TSR on the last day of the performance period relative to the average TSR of a peer group consisting of Empire State Realty Trust, Inc., Franklin Street Properties Corp., Paramount Group, Inc. and Clipper Realty Inc. as of the last day of the performance period.

Performance Level	Relative TSR Excess			Percentage of LTIP Units Earned
Below Threshold	Less than	-600	basis points	0%
Threshold		-600	basis points	25%
Target		0	basis points	50%
Maximum		600	basis points	100%
If the relative TSR excess was between -600 basis points and zero basis points, or between zero basis points and +600 basis points, the percentage of the Relative TSR LTIP Units that could have become earned was determined using linear interpolation as between those tiers, respectively.
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
There were no shares of common stock issued in lieu of cash during the years ended December 31, 2023 and 2021.
Note 12 — Income and Other Taxes
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses the Company may own and operate. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, the Company’s board of directors authorized revocation of the Company’s REIT election which became effective as of January 1, 2023. Historically, effective with the taxable year ended December 31, 2014 through the taxable year ended December 31, 2022, the Company had elected to be taxed as a REIT. As a REIT, the Company was allowed a special deduction for dividends paid. As a corporation, the Company expects to pays a capital base tax in NYC of $0.4 million for the year ended December 31 2023, which is included in general and administrative expenses.
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
During the year ended December 31, 2023, the Company recorded no income tax expense. The Company did not record a tax provision during the year ended December 31, 2022 since the TRS did not earn any taxable income. The Company recorded a tax provision of approximately $37,000 for the year ended December 31, 2021.
As of December 31, 2023, the Company had no material uncertain tax positions. The taxable years subsequent to and including December 31, 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

As a REIT, the Company had deferred tax items, however, due to the Company’s prior intent and ability to maintain REIT status, they were reflected an effective tax rate of zero upon their future reversal. Because the Company revoked its REIT election as of January 1, 2023, the future reversal of these temporary differences will occur as a taxable corporation at full rates. Accordingly, the tax effects of temporary difference that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are presented below:

	As of December 31,
(In thousands)	2023	2022
Deferred Tax Assets:
Depreciation and amortization	$47,688	$23,008
Deferred leasing costs	1,360	1,145
Restricted stock awards and 2020 OPP	71	6,458
Deferred revenue	1,246	1,317
Operating lease liabilities	17,091	17,110
Net operating loss carryforwards	49,477	53,613
Other	135	129
Total deferred tax assets	117,068	102,780

Deferred Tax Liabilities:
Straight-line rent	9,616	9,105
Operating leases right-to-use assets	17,116	17,184
Total deferred tax liabilities	26,732	26,289

Net deferred tax assets before valuation allowance	90,336	76,491
Valuation allowance	(90,336)	(76,491)
Net deferred tax assets	$—	$—
The Company is subject to U.S. federal and state corporate income taxes. As of December 31, 2023 and 2022, the Company had gross federal net operating loss carryforwards of $186.5 million and $161.7 million, respectively, and gross state net operating loss carryforwards of $176.0 million and $151.2 million, respectively, which are available to offset future U.S. federal and state taxable income, if and when it arises. Any federal net operating loss carryforwards generated before December 31, 2017 will begin to expire during 2035. A portion of the net operating loss carryforwards may be limited in their use due to certain provisions of the Code, including but not limited to Section 382, which imposes an annual limit on the amount of net operating losses and net capital loss carryforward that the Company can use to offset future taxable income.
Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of December 31, 2023. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Net loss and Net loss attributable to common stockholders	$(105,924)	$(45,896)	$(39,466)
Adjustments to net loss attributable to common stockholders	—	(80)	(160)
Adjusted net loss and net loss attributable to common stockholders	$(105,924)	$(45,976)	$(39,626)
Basic and diluted weighted average shares outstanding	2,226,721	1,729,264	1,622,896
Basic and diluted net loss per share	$(47.57)	$(26.59)	$(24.42)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there was no adjustment for the six month period ended December 31, 2022 relating to distributions to LTIP Units which are on paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there was no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
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

	Year Ended December 31,
	2023	2022	2021
Unvested restricted shares (1)	29,105	13,691	2,216
Class A Units (2)	—	—	660
LTIP Units (3)	314,706	501,605	501,605
Total weighted-average anti-dilutive common share equivalents	343,811	515,296	504,481
__________
(1)There were 36,198, 18,134, and 3,147 unvested restricted shares (adjusted for the Reverse Stock Split) outstanding as of December 31, 2023, 2022 and 2021, respectively.
(2) Formerly known as OP Units. As of December 31, 2023, 2022 and 2021 there were no Class A Units outstanding.
(3)There were zero, 501,605 and 501,605 LTIP Units outstanding (adjusted for the Reverse Stock Split) as of December 31, 2023, 2022 and 2021, respectively (see Note 11 — Equity-Based Compensation for additional information).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 11 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2023, 2022 and 2021 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2023, 2022 and 2021 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2023, 2022 and 2021 and/or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 14 — Subsequent Events
Asset Management, Property Management Fees and Advisor Expense Reimbursements
On March 1, 2024, the Company issued 70,607 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the base asset management fee paid to the Advisor for services rendered in March. These shares were issued using the 10-day average price of $7.08, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement. The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation.
On April 1, 2024, the Company issued 91,165 shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the March property management fees and February general and administrative expense reimbursements. These shares were issued using the 10-day average price of $6.64, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement and the Third Amendment to the Property Management and Leasing Agreement (details below). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation.
Amendment to the Advisory Agreement
On March 29, 2024, the Company, its OP and the Advisor entered into the Second Amendment to the Second Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment increases the limit on the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) to the lesser of (i) $2,971,969 or (ii) if the Asset Cost as of the last day of such fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of such fiscal year multiplied by (y) 0.30%. The Advisor Employee Compensation Limit shall be increased by an annual cost of living adjustment equal to the Advisor Employee Compensation Limit (as determined above) multiplied by the greater of (x) 3.0% and (y) the CPI for the prior year ended December 31st. The Second Amendment also allows for the Advisor to elect to receive any reimbursement amounts in cash, Class A Units, shares of the Company’s common stock, or any combination thereof.
Amendment to the Property Management Agreement
On March 29, 2024 the Company, its OP and the Property Manager entered into the Third Amendment to the Property Management and Leasing Agreement (the “Third Amendment”). The Third Amendment allows for the Property Manager to elect to receive any fees payable in cash, Class A Units, shares of the Company’s common stock, or any combination thereof.
9 Times Square Mortgage Note
Subsequent to December 31, 2023, the Company executed a non-binding term sheet from the Bank of Montreal to extend its 9 Times Square mortgage note five years with no principal amounts due until maturity, at an interest rate of 7.0% per annum. There can be no assurance that this executed non-binding term sheet will result in a definitive agreement on its contemplated terms, or at all. The 9 Times Square mortgage note matures in April 2024.

AMERICAN STRATEGIC INVESTMENT CO.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2023
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2023 (1) (2)	Accumulated Depreciation (3) (4)
400 E. 67th Street - Laurel Condominiums	NY	9/5/2014	$44,610	$10,653	$55,682	$86	$66,421	$13,070
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	1,274
9 Times Square	NY	11/5/2014	49,500	54,153	76,454	27,667	158,274	38,463
123 William Street	NY	3/27/2015	140,000	50,064	182,917	36,308	269,289	61,495
1140 Avenue of the Americas (5) (6)	NY	6/15/2016	99,000	—	148,647	(88,866)	59,781	—
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	1,291	15,266	1,264
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	—	79,872	2,686
Total			$399,500	$188,935	$502,779	$(23,514)	$668,200	$118,252
____________
(1)Acquired intangible assets allocated to individual properties in the amount of $56.9 million are not reflected in the table above.
(2)The tax basis of the associated fixed assets as of December 31, 2023 was $730.6 million (unaudited).
(3)The accumulated depreciation column excludes $26.7 million of amortization associated with acquired intangible assets.
(4)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
(5)The land underlying this property is subject to a land lease. The related Right-of-use asset are separately recorded. See Note 8 — Commitments and Contingencies for additional information.
(6)This property has been impaired as of December 31, 2023. For additional information, please see Note 3 — Real Estate Investments — Assets Held for Use.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2023, 2022 and 2021:

	December 31,
(In thousands)	2023	2022	2021
Real estate investments, at cost:
Balance at beginning of year	$769,286	$765,176	$762,519
Capital expenditures	3,376	6,335	4,701
Asset Dispositions	(4,524)	—	—
Impairments	(66,320)	—	(1,452)
Write-offs	(33,618)	(2,225)	(592)
Balance at end of the year	$668,200	$769,286	$765,176

Accumulated depreciation:
Balance at beginning of year	$131,467	$112,641	$92,470
Depreciation expense	20,796	21,051	20,684
Asset Disposition	(393)	—	—
Write-offs	(33,618)	(2,225)	(513)
Balance at the end of the year	$118,252	$131,467	$112,641