Form 10-Q
period 2024-03-31
American Strategic Investment Co.
filed 2024-05-10
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2024, the registrant had 2,578,702 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$188,935	$188,935
Buildings and improvements	479,672	479,265
Acquired intangible assets	56,919	56,929
Total real estate investments, at cost	725,526	725,129
Less accumulated depreciation and amortization	(149,916)	(144,956)
Total real estate investments, net	575,610	580,173
Cash and cash equivalents	5,293	5,292
Restricted cash	8,806	7,516
Operating lease right-of-use asset	54,682	54,737
Prepaid expenses and other assets	5,908	6,150
Derivative asset, at fair value	—	400
Straight-line rent receivable	30,782	30,752
Deferred leasing costs, net	8,718	9,152
Total assets	$689,799	$694,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$396,088	$395,702
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $615 and $20 at March 31, 2024 and December 31, 2023, respectively)	15,488	12,975
Operating lease liability	54,641	54,657
Below-market lease liabilities, net	1,848	2,061
Deferred revenue	4,367	3,983
Total liabilities	472,432	469,378

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,403,994 and 2,334,340 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	24	23
Additional paid-in capital	730,230	729,644
Accumulated other comprehensive income	—	406
Distributions in excess of accumulated earnings	(512,887)	(505,279)
Total equity	217,367	224,794
Total liabilities and equity	$689,799	$694,172
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue from tenants	$15,481	$15,534

Operating expenses:
Asset and property management fees to related parties	1,903	1,884
Property operating	8,382	8,421
Equity-based compensation	54	2,200
General and administrative	2,801	3,181
Depreciation and amortization	5,261	6,952
Total operating expenses	18,401	22,638
Operating loss	(2,920)	(7,104)
Other income (expense):
Interest expense	(4,697)	(4,663)
Other income (expense)	9	9
Total other expense	(4,688)	(4,654)
Net loss before income tax	(7,608)	(11,758)
Net loss and Net loss attributable to common stockholders	$(7,608)	$(11,758)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	(406)	(382)
Other comprehensive (loss) income	(406)	(382)
Comprehensive loss	$(8,014)	$(12,140)

Weighted-average shares outstanding — Basic and Diluted	2,322,594	2,038,880
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.28)	$(5.77)
Weighted-average shares outstanding — Basic and Diluted	2,322,594	2,038,880
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.28)	$(5.77)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	2,334,340	$23	$729,644	$406	$(505,279)	$224,794	$—	$224,794
Common stock issued to the Advisor in connection with management fees (see Note 7)	70,607	1	532	—	—	533	—	533
Equity-based compensation	(953)	—	54	—	—	54	—	54
Net loss	—	—	—	—	(7,608)	(7,608)	—	(7,608)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Balance, March 31, 2024	2,403,994	$24	$730,230	$—	$(512,887)	$217,367	$—	$217,367

	Three Months Ended March 31, 2023
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fraction shares of common stock	(1,948)		(24)			(24)		(24)
Equity-based compensation	2,038	—	108	—	—	108	2,092	2,200
Net loss	—	—	—	—	(11,758)	(11,758)	—	(11,758)
Other comprehensive loss	—	—	—	(382)	—	(382)	—	(382)
Balance, March 31, 2023	2,303,895	$23	$703,385	$1,255	$(411,113)	$293,550	$22,606	$316,156
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,608)	$(11,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,261	6,952
Amortization of deferred financing costs	386	386
Accretion of below- and amortization of above-market lease liabilities and assets, net	(55)	36
Equity-based compensation	54	2,200
Management fees paid/reinvested in common stock by the Advisor	533	485
Impairments of real estate investments	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(30)	(204)
Straight-line rent payable	27	27
Prepaid expenses, other assets and deferred costs	234	(865)
Accounts payable, accrued expenses and other liabilities	2,470	1,193
Deferred revenue	383	806
Net cash provided by (used in) operating activities	1,655	(742)
Cash flows from investing activities:
Capital expenditures	(364)	(2,308)
Net cash used in investing activities	(364)	(2,308)
Cash flows from financing activities:
Proceeds from Rights Offering, net (see Note 7)	—	4,059
Redemption of fractional shares of common stock and restricted shares	—	(24)
Net cash provided by (used in) financing activities	—	4,035
Net change in cash, cash equivalents and restricted cash	1,291	985
Cash, cash equivalents and restricted cash, beginning of period	12,808	16,117
Cash, cash equivalents and restricted cash, end of period	$14,099	$17,102

Cash and cash equivalents	$5,293	$8,753
Restricted cash	8,806	8,349
Cash, cash equivalents and restricted cash, end of period	$14,099	$17,102

Supplemental Disclosures:
Cash paid for interest	$4,321	$4,190
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	43	(867)
Common stock issued to the Advisor in connection with management fees (see Note 7)	533	485
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of March 31, 2024, the Company owned seven properties consisting of 1.2 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2024 and 2023, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2024.
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership (“LTIP Units”) during 2020, which have historically been reflected as part of non-controlling interest. The performance period under the 2020 OPP expired on August 18, 2023. Following the end of the performance period, as required under the 2020 OPP the compensation committee of the board of directors of the Company, determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned, and these LTIP Units were thus automatically forfeited effective as of August 18, 2023. On that date, the Company reclassified $25.8 million of amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of changes in equity. No amounts remain in non-controlling interests after the expiration date. Please see Note 7 — Stockholders’ Equity and Note 11 — Equity-Based Compensation for additional information.
Continuing Adverse Impacts Since the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. New York City, where all of the Company’s properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns in March 2022.
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
Cash Collection and Mortgage Covenant Breaches
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the quarters ended March 31, 2024 and 2023 and no new deferral or abatement agreements were entered into. In the years ended December 31, 2021 and 2022, the Company executed different types of lease amendments with tenants which included deferrals, abatements, extensions to the term of the leases, and in one instance, a reduction of the lease term.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Beginning in the third and fourth quarters of 2020, the operating results at (i) 9 Times Square, (ii) 1140 Avenue of Americas, (iii) Laurel/Riverside and (iv) 8713 Fifth Avenue properties caused cash trap events under their non-recourse mortgages, which are not considered events of default. When a cash trap is active, operating cash flow from the property after debt service is held in restricted cash as additional collateral for the loan, and the Company is unable to access those funds for other purposes. The Company remains in breach of the 1140 Avenue of the Americas and 8713 Fifth Avenue loans as of March 31, 2024. See Note 4 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of March 31, 2024.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2024, these leases had a weighted-average remaining lease term of 6.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the three months ended March 31, 2024 and 2023, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2023, the Company did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules. As of March 31, 2024 the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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
Recently Issued Accounting Pronouncements
Not Yet Adopted as of March 31, 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (Topic 280). The guidance in Topic 280 may be elected beginning December 15, 2023, with interim periods beginning after December 15, 2024, as segment reporting activities occur. The new standard requires a public entity to disclose significant segment expense categories and amounts for each reportable segment. A significant expense is an expense that (i) is significant to the segment, (ii) regularly provided or easily computed from information regularly provided to management and (iii) included in the reported measure of profit or loss. The Company is continuing to evaluate the impact on the Company’s financial statements. The Company does not believe the impact of the adoption of the standard will be material to the financial statements.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2024 or 2023. Also, there were no dispositions of real estate during the three months ended March 31, 2024 or 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
	2024	2023
In-place leases	$580	$1,094
Other intangibles	177	177
Total included in depreciation and amortization	$757	$1,271

Above-market lease intangibles	$145	$280
Below-market lease liabilities	(213)	(256)
Total included in revenue from tenants	$(68)	$24

Below-market ground lease, included in property operating expenses	$12	$12
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2024:

(In thousands)	2024 (remainder)	2025	2026	2027	2028
In-place leases	$1,509	$1,164	$632	$624	$584
Other intangibles	531	708	708	708	708
Total to be included in depreciation and amortization	$2,040	$1,872	$1,340	$1,332	$1,292

Above-market lease assets	$277	$123	$117	$117	$112
Below-market lease liabilities	(638)	(503)	(183)	(180)	(180)
Total to be included in revenue from tenants	$(361)	$(380)	$(66)	$(63)	$(68)
Significant Tenants
As of March 31, 2024 and December 31, 2023, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2024 and December 31, 2023 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2024	December 31, 2023	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed		Mar. 2027
9 Times Square (5)	1	49,500	49,500	3.73%	Fixed	(1)	Apr. 2024
1140 Avenue of the Americas (2)	1	99,000	99,000	4.18%	Fixed		Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	2	50,000	50,000	4.59%	Fixed		May 2028
8713 Fifth Avenue (3)	1	10,000	10,000	5.05%	Fixed		Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed		Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.36%
Less: deferred financing costs, net (4)		(3,412)	(3,798)
Mortgage notes payable, net		$396,088	$395,702
_______
(1)Fixed as a result of the Company having entered into a “pay-fixed” interest rate swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of March 31, 2024 (see Note 6 — Derivatives and Hedging Activities for additional information).
(2)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property is being held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of March 31, 2024 and December 31, 2023, there were $2.6 million and $2.5 million, respectively, held in a cash management account, which is part of the Company’s restricted cash on its consolidated balance sheet. See “Debt Covenants” section below for additional details.
(3)Due to covenant breaches resulting in cash trap for this property, all cash generated from operating this property, if any, is required to be held in a segregated account, and the Company will not have access to the excess cash flows until the covenant breaches are cleared. As of March 31, 2024 and December 31, 2023, no cash was trapped related to this property. The Company signed a lease with a new tenant at this property in November 2021, and the tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the second quarter of the year ending December 31, 2024, which will bring the occupancy to 100.0%.
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
(5)Subsequent to March 31, 2024, the Company entered into an amendment to the loan agreement that extends the maturity of the loan to October 31, 2024, (with the option of an additional extension to January 31, 2025, subject to certain conditions) at an effective variable interest rate of one-month SOFR plus a spread of 2.60% per annum. As announced in the Company’s press release on April 29, 2024, the Company has determined to market certain of their properties for sale, including 9 Times Square. This amended agreement allows the Company to begin marketing the property for sale, with the option to extend in the event the property is under contract for sale but has not yet closed at the time of maturity. For additional information please see Note 14 — Subsequent Events.
Collateral and Principal Payments
Real estate assets and intangible assets of $716.3 million, at cost (net of below-market lease liabilities), as of March 31, 2024 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2024:

(In thousands)	Future Minimum Principal Payments
2024 (remainder)	$49,500
2024 (1)	—
2026	99,000
2027	140,000
2028	60,000
Thereafter	51,000
Total	$399,500
(1)Subsequent to March 31, 2024, the Company entered into an amendment to the loan agreement that extends the maturity of the loan to October 31, 2024, (with the option of an additional extension to January 31, 2025, subject to certain conditions) at an effective variable interest rate of one-month SOFR plus a spread 2.60% per annum. As announced in the Company’s press release on April 29, 2024, the Company has determined to market certain of their properties for sale, including 9 Times Square. This amended agreement allows the Company to begin marketing the property for sale, with the option to extend in the event the property is under contract for sale but has not yet closed at the time of maturity. For additional information please see Note 14 — Subsequent Events.
Debt Covenants
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 15 quarters ended March 31, 2024. The principal amount of the loan was $99.0 million as of March 31, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2024 and December 31, 2023 the Company had $2.6 million and $2.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
8713 Fifth Avenue
The Company breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 15 quarters ended March 31, 2024. The principal amount for the loan was $10.0 million as of March 31, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The Company has the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, the Company had not yet determined whether it will do so. If the Company continues to not elect to fund the $125,000 additional collateral, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the three months ended March 31, 2024, resulting from a near-maturity lease with a major tenant at the property set to expire in the second quarter of 2024 that, as of March 31, 2024, was not renewed or extended. The principal amount for the loan was $50.0 million as of March 31, 2024. Under the loan agreement, a lease sweep period is triggered when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding. Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral.
9 Times Square
Subsequent to March 31, 2024, the Company entered a cash sweep period under the mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extends the maturity of the loan from April 2024 to October 2024. The amendment provides that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. For additional information, please see Note 14 — Subsequent Events.
As of March 31, 2024 the Company had $1.1 million retained by the lender in a restricted cash account on the Company’s consolidated balance sheet. The Company may exit the lease sweep period when the major tenant executes a renewal or extension option.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of March 31, 2024 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
March 31, 2024
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2024
Interest rate “Pay - Fixed” swaps - assets	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2023
Interest rate “Pay - Fixed” swaps - assets	$—	$400	$—	$400
Total	$—	$400	$—	$400
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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		March 31, 2024		December 31, 2023
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$49,452	$49,500	$49,265
Mortgage note payable — 1140 Avenue of the Americas	3	99,000	69,570	99,000	69,619
Mortgage note payable — 123 William Street	3	140,000	129,242	140,000	130,463
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	44,837	50,000	45,442
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,050	10,000	9,193
Mortgage note payable — 196 Orchard Street	3	51,000	44,590	51,000	44,857
Total		$399,500	$346,741	$399,500	$348,839

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023.

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset, at fair value	$—	$400
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2024 and year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated a $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a $49.5 million notional, SOFR based “pay-fixed” interest rate swap. In connection with this termination/replacement of the swap derivatives, the Company reflected as a charge (associated with the reduced notional amount) of approximately $38,338 in Other Income (Expense) on the Company’s Statement of Operations for the six month period ended June 30, 2022. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income. The amount will be amortized into interest expense over the term of the hedged item. There was $66 of unamortized balance left as of March 31, 2024.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that $65 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
As of March 31, 2024 and December 31, 2023, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2024		December 31, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500	1	$49,500

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$8	$(74)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$414	$308
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$4,697	$4,663
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2024	$—	$—	$—	$—	$—	$—	—
December 31, 2023	$400	$—	$—	$400	$—	$—	400
Credit-Risk-Related Contingent Features
The Company has agreements with its derivative counterparty that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2024, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of March 31, 2024, the Company did not post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 7 — Stockholders’ Equity
As of March 31, 2024 and December 31, 2023, the Company had 2.4 million and 2.3 million shares of common stock outstanding, respectively, including unvested restricted shares. As of March 31, 2024, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Class A Common Stock Issued to the Advisor In Lieu of Cash
In January 2023, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for that month. The Company issued 31,407 shares of its Class A common stock using the 10-day average price of $15.92 per share, which was greater than minimum price required by the NYSE rules. The Company paid the Advisor in cash for the Advisor’s management fees in subsequent months through February 2024.
In March 2024, the Advisor elected to receive shares of Class A common stock in lieu of cash in respect of its management fee for that month. The Company issued 70,607 shares of its Class A common stock using the 10-day average price of $7.08 per share, which was greater than minimum price required by the NYSE rules.
For accounting purposes, the shares of the Company’s Class A common stock issued in lieu of cash for the management fee, as elected by the Advisor, were treated as issued using the closing price on date of issue. The related expenses are reflected as $0.5 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
The following table shows the shares issued in relation to the advisory and property management agreements as of March 31, 2024 and 2023:

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
January 2023	The Advisor	Advisory Agreement	31,407 (1)	$15.44 (1)
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization for additional information).
Subsequent to March 31, 2024, the Company issued 91,165 shares of its Class A common stock to the Advisor in April 2024 as a result of the Advisor’s decision to elect to receive shares of the Company’s stock in lieu of cash with respect to the property management fees for the month of March and general and administrative expense reimbursements for the month of February, pursuant to the advisory agreement and property management agreement, respectively. These shares were issued using the 10-day average price of $6.64 per share. Additionally, the Company issued 83,543 shares of its Class A common stock to the Advisor in May 2024 as a result of the Advisor’s decision to elect to receive shares of the Company’s stock in lieu of cash with respect to the asset management fee for the month of May. These shares were issued using the 10-day average price of $6.04 per share. The shares were issued at the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Second Amended and Restated Advisory Agreement and the Third Amendment to the Property Management and Leasing Agreement. The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive trading days immediately preceding the date of such valuation. For additional information, please see Note 9 — Related Party Transactions and Agreements and Note 14 — Subsequent Events.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended March 31, 2024 and year ended December 31, 2023, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
Non-Controlling Interest
Following the end of the performance period, which ended on August 18, 2023, as required under the 2020 OPP the compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned, and these LTIP Units were thus automatically forfeited effective as of August 18, 2023. On that date, the Company reclassified $25.8 million of amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of changes in equity. No amounts remain in non-controlling interests after the expiration date. For additional information on the 2020 OPP, please see Note 11 — Equity-Based Compensation.
Tender Offers by an Affiliate of the Advisor
On September 27, 2023, Bellevue announced a tender offer to purchase up to 350,000 shares of the Company’s Class A common stock at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023 and, 223,460 shares were tendered and accepted by Bellevue for a purchase price to Bellevue of an aggregate of approximately $2.3 million, less any fees, expenses, or taxes withheld.
Subsequent to March 31, 2024, Bellevue announced a tender offer to purchase up to 125,000 shares of the Company’s Class A common stock, at a purchase price equal to $9.25 per share. The tender offer expires on July 5, 2024 unless the tender offer is extended or terminated.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
As of March 31, 2024, the Company’s ground lease had a weighted-average remaining lease term of 42.8 years and a discount rate of 8.6%. As of March 31, 2024, the Company’s balance sheet includes an ROU asset and liability of $54.7 million and $54.6 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For both the three months ended March 31, 2024 and 2023, the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2024 and 2023.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of March 31, 2024:

(In thousands)	Future Base Rent Payments
2024 (remainder)	$3,560
2025	4,746
2026	4,746
2027	4,746
2028	4,746
Thereafter	188,262
Total lease payments	210,806
Less: Effects of discounting	(156,165)
Total present value of lease payments	$54,641
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2024, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2024 and December 31, 2023, entities wholly owned by AR Global owned 361,544 and 290,937 shares, respectively, of the Company’s outstanding Class A common stock. As of March 31, 2024 and December 31, 2023, Bellevue owned approximately 47.0% and 45.4% of outstanding shares of the Company, respectively.
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
March 31, 2024
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and since the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended March 31, 2024 or 2023.
Management Fee Expense
The Company recorded expense of $1.5 million and $1.5 million for base asset management fees during and three months ended March 31, 2024 and 2023, respectively. There were no variable management fees incurred in either of these periods. The management fees for the three months ended March 31, 2024 and 2023 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis. The management fees for both periods were paid as follows:
•The Company paid base management fees in cash of $1.0 million (for January and February 2024) in the three months ended March 31, 2024 and it issued $0.5 million (for March 2024) in the three months ended March 31, 2024 in shares of Class A common stock in lieu of cash. As a result, the Company issued 70,607 shares of its Class A common stock using the 10-day average price of $7.08.
•The Company paid base management fees in cash of $1.0 million (for February and March 2023) in the three months ended March 31, 2023 and it issued $0.5 million (for January 2023) in the three months ended March 31, 2023 in shares of Class A common stock in lieu of cash. As a result, the Company issued 31,407 shares of its Class A common stock (adjusted for the Reverse Stock Split) using the 10-day average price of $15.92 (adjusted for the Reverse Stock Split).
•On May 1, 2024, the Company issued $0.5 million in its shares of Class A common stock in lieu of cash for the May 2024 asset management fee. As a result, the company issued 83,543 of its Class A common stock using the 10-day average price of $6.04 per share. For more information please see Note 14 — Subsequent Events.
For accounting purposes, the shares of the Company’s Class A common stock issued in lieu of cash for the management fees to the Advisor for March 2024 and January 2023, as elected by the Advisor, are treated as issued using the closing price on date of issue and the related expense totaled $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
In March 2024, the Company and the Property Manager amended the PMA to allow the Property Manager to elect to receive Class A Units or shares of the Company’s common stock in lieu of cash for all fees payable to the Property Manager. Subsequent to March 31, 2024, the Company issued 22,857 shares of its Class A common stock to the Advisor in April 2024 as a result of the Advisor’s decision to accept shares of the Company’s stock in lieu of cash with respect to the March property management fees. These shares were issued using the 10-day average price of $6.64 per share for the April issuance, of which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the PMA (as amended). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. For additional information, please see Note 14 — Subsequent Events.
The Company incurred approximately $0.4 million in property management fees during three months ended March 31, 2024, and $0.4 million in property management fees during the three months ended March 31, 2023.
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
•(b) With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i) $3.0 million ($2.6 million before the three months ended March 31, 2024), or
(ii) if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Professional fees and other reimbursement include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
Professional fees and other reimbursements for three months ended March 31, 2024 were $1.4 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2024 were $1.2 million ($0.9 million were for salaries, wages, and benefits and $0.3 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three months ended March 31, 2023 were $1.4 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2023 was $1.0 million ($0.8 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses).
In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. Subsequent to March 31, 2024, the Company issued 68,308 shares of its Class A common stock to the Advisor in April 2024 as a result of the Advisor’s decision to elect to receive shares of the Company’s stock in lieu of cash with respect to the reimbursement of professional fees for the month of February. These shares were issued using the 10-day average price of $6.64 per share. This issuances was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Advisory Agreement (as amended). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation. For additional information, please see Note 14 — Subsequent Events.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2024	2023	March 31, 2024	December 31, 2023
Ongoing fees:
Asset and property management fees to related parties (1)	$1,903	$1,884	$615	$20
Professional fees and other reimbursements (2)	1,392	1,361	—	—
Total related party operation fees and reimbursements	$3,295	$3,245	$615	$20
________
(1)During the three months ended March 31, 2024 and 2023, approximately $0.5 million of this expense was for the asset and property management fees paid in shares of the Company’s Class A common stock (see above) in lieu of cash.
(2)Amounts for the three months ended March 31, 2024 and 2023 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
Termination Fees Payable to the Advisor
The Advisory Agreement requires the Company to pay a termination fee to the Advisor in the event the Advisory Agreement is terminated prior to the expiration of the initial term in certain limited scenarios. The termination fee will be payable to the Advisor if either the Company or the Advisor exercises the right to terminate the Advisory Agreement in connection with the consummation of the first change of control (as defined in the Advisory Agreement). The termination fee is equal to $15 million plus an amount equal to the product of: (i) three (if the termination was effective on or prior to June 30, 2020) or (ii) four (if the termination is effective after June 30, 2020), multiplied by applicable Subject Fees (defined below).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The “Subject Fees” are equal to the product of 12 and the actual base management fee for the month immediately prior to the month in which the Advisory Agreement is terminated, plus the product of four and the actual variable management fee for the quarter immediately prior to the quarter in which the Advisory Agreement is terminated, plus without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity issued by the Company and its subsidiaries in respect of the fiscal quarter immediately prior to the fiscal quarter in which the Advisory Agreement is terminated.
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
March 31, 2024
(Unaudited)
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of March 31, 2024 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
In the quarter ended March 31, 2023, the Company issued 2,038 restricted shares (adjusted for the Reverse Stock Split) to a member of the Company’s board of directors. During the quarter ended June 30, 2023 the Company issued 13 restricted shares to an employee of the advisor and its affiliates. In the quarter ended September 30, 2023, the Company issued 24,042 shares to the Company’s the board of directors as part of the annual award of restricted shares by the Company to the board of directors. These restricted shares issued to the board of directors will vest in 20% increments on each of the first five anniversaries of the respective grant dates. Also, during the quarter ended September 30, 2023, several former employees of the advisor that were terminated, and as defined in the award agreement, forfeited a total 2,792 restricted shares. During the quarter ended December 31, 2023, the Company granted 10,139 restricted shares to employees of the Advisor. The restricted shares granted to employees of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date.
In the quarter ended March 31, 2024, three former employees of the Advisor terminated their employment, and as defined in the award agreement, forfeited a total of 953 restricted shares.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table displays restricted share award activity during the three months ended March 31, 2024:

	Number of Restricted Shares (1)	Weighted-Average Issue Price (1)
Unvested, December 31, 2023	36,198	$29.37
Granted	—	—
Vested	(408)	15.44
Forfeitures	(953)	65.86
Unvested, March 31, 2024	34,837	$28.53
As of March 31, 2024, the Company had $0.7 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
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
For accounting purposes, July 19, 2020 was treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the single LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million was recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three months ended March 31, 2024, the Company did not record any equity-based compensation expense related to the LTIP Units. For the three months ended March 31, 2023 the Company recorded equity-based compensation expense related to the LTIP Units of $2.1 million. As of August 18, 2023, the total fair value of the LTIP Units has been amortized to expense and no future expense remains. Equity-based compensation expense related to the LTIP Units was recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
For the three months ended March 31, 2024 and 2023, the Company did not pay distributions on the LTIP Units. As discussed above, the LTIP Units were automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of March 31, 2024 and as of December 31, 2023. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the three months ended March 31, 2024 and 2023. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2024. Accordingly, the Company has recorded no income tax expense (after considering changes in the valuation allowance) for and three months ended March 31, 2024. The Company remains in a net deferred tax asset position with a full valuation allowance as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had no material uncertain tax positions.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Net loss attributable to common stockholders (in thousands)	$(7,608)	$(11,758)
Adjustments to net loss attributable to common stockholders	—	—
Adjusted net loss attributable to common stockholders	$(7,608)	$(11,758)
Weighted average shares outstanding — Basic and Diluted	2,322,594	2,038,880
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.28)	$(5.77)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three month period ended March 31, 2024 or 2023 relating to distributions to LTIP Units which are paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
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

	Three Months Ended March 31,
	2024	2023
Unvested restricted shares (1)	35,025	20,104
LTIP Units (2)	—	501,605
Total weighted-average anti-dilutive common share equivalents	35,025	521,709
_______
(1)There were 34,837 and 20,172 unvested restricted shares outstanding as of March 31, 2024 and 2023, respectively.
(2)There were no LTIP units outstanding as of March 31, 2024 and there were 501,605 LTIP Units outstanding as of March 31, 2023 (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for and three month periods ended March 31, 2024 and 2023, respectively, based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for three month periods ended March 31, 2024 because either or both (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at March 31, 2024 and 2023 or (ii) the Company recorded a net loss to common stockholders for all periods presented and any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following:
Asset Management, Property Management Fees and Advisor Expense Reimbursements
On April 1, 2024, the Company issued 91,165 total shares of its Class A common stock to the Advisor as a result of the Advisor’s decision to elect to receive shares of the Company’s common stock in lieu of cash with respect to the March property management fees (22,857 shares) and February general and administrative expense reimbursements (68,308 shares). These shares were issued using the 10-day average price of $6.64, which was the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Advisory Agreement and the Property Management and Leasing Agreement, as applicable. The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
On May 1, 2024, the Company issued 83,543 shares of its Class A common stock to the Advisor in May 2024 as a result of the Advisor’s decision to elect to receive shares of the Company’s stock in lieu of cash with respect to the asset management fees for May. These shares were issued using the 10-day average price of $6.04 per share. These issuances were the higher value per share between the minimum price required by the New York Stock Exchange regulations and the price set forth in the terms of the Advisory Agreement (as amended). The 10-day average price is calculated as the average of the daily market price of such security for the ten consecutive Trading Days immediately preceding the date of such valuation.
9 Times Square Loan Agreement Amendment
On April 29, 2024 the Company entered into a second amendment to its 9 Times Square loan agreement with Capital One.
The second amendment primarily affects the following changes: (i) extends of the maturity date of the mortgage to October 31, 2024 (with the option of an additional extension to January 31, 2025, subject to certain conditions) in order to facilitate the sale of the 9 Times Square property, (ii) increases the interest rate spread on one-month SOFR from 1.60% to 2.60%, (iii) provides that excess operating cash flows shall be deposited to an account maintained by the lender, (iv) requires that the Company deliver a purchase and sale agreement to the lender with respect to 9 Times Square (or another offering document with a prospective buyer) within 60 days of the second amendment, (v) prohibits the Company from making distributions while the mortgage is outstanding and (vi) requires the OP to pledge its equity interest in 9 Times Square as additional collateral for the mortgage if the mortgage is not paid in full on or prior to maturity.
As announced in the Company’s press release on April 29, 2024, the Company has determined to market certain of their properties for sale, including 9 Times Square. This amended agreement facilitates the Company to market the property for sale, with the option to extend maturity to January 31, 2025 in the event the property is under contract for sale but has not yet closed by October 31, 2024. There can be no assurance the Company will be able to sell the property before January 31, 2025. The Company may record significant impairment charges on the property while the property is marketed for sale.
Tender Offer by Affiliates of the Advisor
On May 7, 2024, Bellevue Capital Partners, LLC announced a tender offer to purchase up to 125,000 shares of the Company’s Class A common stock, at a purchase price equal to $9.25 per share. The tender offer expires on July 5, 2024 unless the tender offer is extended or terminated.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; the risk that any potential future acquisition by us is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all; and the risk that we may not meet the listing requirements of the New York Stock Exchange. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023, this and our other Quarterly Reports on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”).
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of March 31, 2024, we owned seven properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $783.5 million with an overall occupancy of 87.2%.
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

Management Update on the Continuing Adverse Economic Impacts Since the COVID-19 Pandemic
New York City, where all of our properties are located, has been among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenged as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates.
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
Beginning in the third and fourth quarters of 2020, the operating results at 1140 Avenue of the Americas, 9 Times Square, 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and 8713 Fifth Avenue properties were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active, to fund operating expenses at our other properties and other capital requirements. As of March 31, 2024 two of our mortgages aggregating $109.0 million in principal amount remained in a cash trap event, all as described in detail further below in the Liquidity and Capital Resources section.
We took several steps to mitigate the impact of the pandemic on our business and in some cases, in 2020 and 2021, we executed different types of lease amendments, including rent deferrals and abatements and, in some cases, extensions to the term of the leases. There were no new deferrals or abatements during the three months ended March 31, 2024.
Our portfolio is primarily comprised of office and retail tenants. We collected 100% of original cash rent due across our entire portfolio for the three months ended March 31, 2024. We collected 100% of the original cash rent due across our entire portfolio for all of 2023 and 2022. There can be no assurance, however, that tenants will continue to pay all cash rent due. The cash rent collections for the first quarter of 2024 includes cash receipts through April 30, 2024 and includes cash received in April for cash rent due in the quarter ended March 31, 2024. Cash received in April 2024 is not, however, included in cash and cash equivalents on our March 31, 2024 consolidated balance sheet and was immaterial in amount for the quarter ended March 31, 2024. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements.
Our cash rent collections may not be indicative of any future period. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the remaining amounts deferred rent amounts from prior years that we expect to receive during the remainder of 2024 under deferral agreements we have entered into with our tenants.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2023 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain information about the investment properties we owned as of March 31, 2024:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	3.2
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	13.3
9 Times Square	Nov. 2014	1	167,390	70.6%	6.8
123 William Street	Mar. 2015	1	544,610	92.5%	5.0
1140 Avenue of the Americas	Jun. 2016	1	245,821	77.1%	6.3
8713 Fifth Avenue (2)	Oct. 2018	1	17,500	88.6%	10.4
196 Orchard Street	Jul. 2019	1	60,297	100.0%	10.8
Total portfolio		7	1,155,843	87.2%	6.3
______
(1)Calculated on a weighted-average basis as of March 31, 2024, as applicable.
(2)We signed a lease with a new tenant at this property in November 2021, and the new tenant began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the second quarter of 2024, which will bring the occupancy to 100.0%.

Results of Operations
The following table is a summary of our quarterly leasing activity during the first three months of 2024.

Q1 2024
Leasing activity:
New leases:
New leases commenced	1
Total square feet leased	8,122
Annualized straight-line rent per square foot (1)	$22.16
Weighted-average lease term (years) (2)	1.2

Terminated or expired leases:
Number of leases terminated or expired	—
Square feet	—
Annualized straight-line rent per square foot (1)	$—
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy improved as of March 31, 2024 to 87.2% from a total portfolio occupancy of 84.0% as of March 31, 2023 from the following:
•Occupancy at 9 Times Square improved to 70.6% for the period ended March 31, 2024 as compared to 62.4% for period ended March 31, 2023. This improvement can be attributed to new leases signed during the year ended December 31, 2023.
•Occupancy at 1140 Avenue of the Americas increased to 77.1% for the period ended March 31, 2024 as compared to 74.6% for period ended March 31, 2023. This improvement can be attributed to new leases signed during the year ended December 31, 2023.
•Occupancy at or properties located at 196 Orchard Street, 400 E. 67th Street/200 Riverside Blvd was at 100% for the periods ended March 31, 2024 and 2023.
Comparison of Three Months Ended March 31, 2024 and 2023
As of March 31, 2024, we owned seven properties, all of which were acquired prior to January 1, 2023. Our results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $7.6 million for the quarter ended March 31, 2024, as compared to $11.8 million for the quarter ended March 31, 2023. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2024	2023	$
Revenue from tenants	$15,481	$15,534	$(53)

Operating expenses:
Asset and property management fees to related parties	1,903	1,884	19
Property operating	8,382	8,421	(39)
Equity-based compensation	54	2,200	(2,146)
General and administrative	2,801	3,181	(380)
Depreciation and amortization	5,261	6,952	(1,691)
Total operating expenses	18,401	22,638	(4,237)
Operating loss	(2,920)	(7,104)	4,184
Other income (expenses):
Interest expense	(4,697)	(4,663)	(34)
Other income	9	9	—
Total other expenses	(4,688)	(4,654)	(34)
Net loss before income taxes	(7,608)	(11,758)	4,150
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(7,608)	$(11,758)	$4,150
Revenue from Tenants
Revenue from tenants remained the same at $15.5 million for the three months ended March 31, 2024 and 2023. Included in revenue from tenants for the three month period ended March 31, 2024, and 2023 were rental income and operating expense reimbursement.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for both the three months ended March 31, 2024 and 2023. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor was paid in cash for the January and February 2024 base management fee, however, the Advisor elected to receive shares in lieu of cash for the March 2024 base management fee. During the quarter ended March 31, 2023 the Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however, the management fee for February and March 2023 were paid in cash. The shares issued in lieu of cash for the quarters ended March 31, 2024 and 2023 were valued at $0.5 million, respectively.
Property Operating Expenses
Property operating expenses remained the same at $8.4 million for the three months ended March 31, 2024 and 2023. Property expenses for the three months ended March 31, 2024 and 2023 consisted of utility maintenance, real estate taxes, janitorial services, and other property expense related services.
Equity-Based Compensation
Equity-based compensation decreased $2.1 million to $0.1 million for the three months ended March 31, 2024 compared to $2.2 million for the three months ended March 31, 2023. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The expense from the 2020 OPP is generally consistent period over period, however the third quarter of 2023 only includes expense through the end of the performance period, August 18, 2023 and resulted in a decrease in equity based compensation for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.

General and Administrative Expenses
General and administrative expenses decreased to $2.8 million for the three months ended March 31, 2024 from $3.2 million for three months ended March 31, 2023. The decrease in general and administrative expenses was primarily attributable to lower legal fees of approximately $0.2 million, a decrease of our New York annual capital base tax accrual of $0.2 million and lower professional fees for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the three months ended March 31, 2024 and 2023 were $1.2 million ($0.9 million related to salaries, wages, and benefits and $0.3 million related to administrative and overhead expenses) and $1.0 million, ($0.8 million related to salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses), respectively.
Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits of $3.0 million ($2.6 million before the three months ended March 31, 2024) related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased to $5.3 million for the three months ended March 31, 2024 as compared to $7.0 million for the three months ended March 31, 2023. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the 1140 Avenue of the Americas impairment charge recorded in the three month period ending December 31, 2023. For more information please see our Annual Report on Form 10-K filed with the SEC on April 1, 2024.
Interest Expense
Interest expense remained the same at $4.7 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, our weighted-average outstanding debt balance was $399.5 million, and had a weighted-average effective interest rate of 4.36% in each period. All of our mortgage debt is either fixed rate or swapped to fixed rate and, accordingly, we have not currently been affected by rising interest rates.
Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash provided by (used in) operations from our net loss for the three months ended March 31, 2024 and 2023:

	Quarter Ended March 31,		Increase
	2024	2023	(Decrease)
Cash flows from operating activities:
Net loss	$(7,608)	$(11,758)	$4,150
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,261	6,952	(1,691)
Amortization of deferred financing costs	386	386	—
Accretion of below- and amortization of above-market lease liabilities and assets, net	(55)	36	(91)
Equity-based compensation	54	2,200	(2,146)
Management fees paid/reinvested in common stock by the Advisor	533	485	48
Changes in assets and liabilities:			—
Straight-line rent receivable	(30)	(204)	174
Straight-line rent payable	27	27	—
Prepaid expenses, other assets and deferred costs	234	(865)	1,099
Accounts payable, accrued expenses and other liabilities	2,470	1,193	1,277
Deferred revenue	383	806	(423)
Net cash provided by (used in) operating activities	1,655	(742)	$2,397

The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash provided by (used in) investing activities for the three months ended March 31, 2024 and 2023:

	Quarter Ended March 31,		Increase
	2024	2023	(Decrease)
Cash flows from investing activities:
Capital expenditures	(364)	(2,308)	$1,944
Net cash provided by (used in) investing activities	(364)	(2,308)	$1,944
Cash Flows from Financing Activities
The following table represents a reconciliation of our net cash provided by (used in) financing activities for the three months ended March 31, 2024 and 2023:

	Quarter Ended March 31,		Increase
	2024	2023	(Decrease)
Cash flows from financing activities:
Proceeds from Rights Offering, net (see Note 7)	—	4,059	(4,059)
Redemption of fractional shares of common stock and restricted shares	—	(24)	24
Net cash provided by (used in) financing activities	—	4,035	(4,035)
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended March 31, 2024.
Cash, Cash Equivalents and Restricted Cash
As of March 31, 2024, we had cash and cash equivalents of $5.3 million as compared to $5.3 million as of December 31, 2023. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $14.1 million as of March 31, 2024.
We had restricted cash of $8.8 million as of March 31, 2024 as compared to $7.5 million as of December 31, 2023. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $2.6 million and $2.5 million, as of March 31, 2024 and December 31, 2023, respectively, and the remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of March 31, 2024.
Segregated Cash Accounts - Loan Covenant Breaches
The continuing adverse economic impacts since the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements during the quarter ended March 31, 2024.

As of March 31, 2024, we are operating under two cash traps at both 1140 Avenue of the Americas and 8713 Fifth Avenue, which together, represent 23% of the rentable square feet in our portfolio as of March 31, 2024. As of March 31, 2024 and December 31, 2023, there was $2.6 million and $2.5 million, respectively, of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. The remaining cash that is classified as restricted cash on the consolidated balance sheet are held in escrow accounts. As of March 31, 2024 our 8713 Fifth Avenue property has not generated excess cash after debt service and there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Liquidity
We do not have any significant scheduled debt principal repayments due until April 2024 when the loan in the principal amount of $49.5 million and secured by 9 Times Square matures. On April 29, 2024 we entered into a second amendment to the term loan agreement which extended the maturity of the loan to October 31, 2024 (with an option to extend to January 31, 2025, subject to certain conditions) at a variable interest rate of one-month SOFR plus a spread of 2.60% per annum, in order to facilitate our efforts to sell the property. Under the agreement any excess cash generated will be deposited into an account maintained by the lender. Any cash generated from the sale of the property will be used to fund further investments as part of our revenue diversification efforts. However, there can be no assurance we will be able to sell this property before the renegotiated maturity date. For additional information please see Note 14 — Subsequent Events.
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
During the year ended December 31, 2023 and the three months ended March 31, 2024, we were also able to preserve cash through an arrangement with our Advisor. Pursuant to the Advisory Agreement, the Advisor had agreed to elect to accept shares of our common stock in lieu of cash for the base asset management fee as well as for the property management fee and reimbursement expenses (see Note 14 — Subsequent Events) to the Advisor. For the months described below, the Company paid asset management fees in shares in lieu of cash. For more information see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details).
A summary of amounts invested by the Advisor or Bellevue during the months ended March 31, 2024 and the year ended December 31, 2023 is as follows:

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
January 2023	The Advisor	Advisory Agreement	31,407 (1)	$15.44 (1)
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
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

Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through March 31, 2024. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.
Mortgage Notes Payable
We had six mortgage loans secured by our seven properties with an aggregate balance of $399.5 million as of March 31, 2024 with a weighted-average effective interest rate of 4.36%. All our mortgage loans bear interest at a fixed rate, except for a mortgage loan agreement secured by Capital One N.A. that has terms now based on SOFR for which we have a related derivative agreement for a “pay-fixed” swap which effectively converts the loan to a fixed rate. We do not have any scheduled principal payments due on our mortgage notes payable during the three months ended March 31, 2024. Subsequent to the quarter end, we had principal payments due associated with our loan secured by 9 Times Square. The loan secured by 9 Times Square in the principal amount of $49.5 million matures in April 2024. This loan bears interest at a rate equal to 3.73% per annum. On April 29, 2024 we entered into an amended loan agreement with the existing lender to extend the maturity of the loan to October 31, 2024 with an option to extend the maturity to January 31, 2025 (subject to certain conditions) at an effective variable interest rate of SOFR 2.60% per annum. As announced in our press release on April 29, 2024, we have determined to market certain of their properties for sale, including 9 Times Square. This amended agreement allows us to begin marketing the property for sale, with the option to extend in the event the property is under contract for sale but has not yet closed at the time of maturity, however, there can be no assurance we will be able to sell the property before the extended maturity date. For additional information please see Note 14 — Subsequent Events.
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
1140 Avenue of the Americas
We breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 15 quarters ended March 31, 2024. The principal amount of the loan was $99.0 million as of March 31, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2024 and December 31, 2023 we had $2.6 million and $2.5 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.
8713 Fifth Avenue
We breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 15 quarters ended March 31, 2024. The principal amount for the loan was $10.0 million as of March 31, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. We have the ability to avoid the excess cash flow sweep period by electing to fund a reserve in the amount of $125,000 of additional collateral in cash or as a letter of credit. As of the date of filing this Quarterly Report on Form 10-Q, we had not yet determined whether we will do so, and have not previously done so. If we do not elect to continue to fund the $125,000 additional collateral in a subsequent quarter, then the excess flow sweep period would commence in such quarter and continue until the covenant breaches are cured in accordance with the terms of the loan agreement. Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property not being prudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. This property did not generate any excess cash since the breach occurred and thus no cash has ever been trapped related to this property. We signed a lease with a tenant at this property in November 2021. The tenant and began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the quarter ending June 30, 2024, which will bring the occupancy to 100%. We anticipate complying with the debt service coverage ratio under the non-recourse mortgage once the space is occupied.

400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the three months ended March 31, 2024, resulting from a near-maturity lease with a major tenant at the property set to expire in the second quarter of 2024 that, as of March 31, 2024, was not renewed or extended. The principal amount for the loan was $50.0 million as of March 31, 2024. Under the loan agreement, a lease sweep period is triggered when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding. Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral.
As of March 31, 2024 we had $1.1 million retained by the lender in a restricted cash account on our consolidated balance sheet. We may exit the lease sweep period when the major tenant executes a renewal or extension option.
Other Information
We entered into one new lease at 123 William Street during the three months ended March 31, 2024. We are also working to increase the rental income at our other properties that are not fully occupied. There can be no assurance, however, that we will be able to lease all or any portion of the vacant space at any property on acceptable or favorable terms, or at all, or that we will not experience further terminations. Unless we are able to increase the occupancy at 1140 Avenue of the Americas and 8713 Fifth Avenue on terms that allow us to cure the two remaining covenant breaches described above, we will be unable to access excess cash flow from those properties and the lenders may be able to exercise additional remedies. We will also be unable to use the restricted cash related to the 400 E. 67th Street/200 Riverside Blvd. lease sweep period, until an extension or renewal is signed by the major tenant, or the space is subsequently filled.
Any cash that is restricted for the remaining breaches on 1140 Avenue of the Americas and 8713 Fifth Avenue mortgages (as disclosed above) are not available to be used for other corporate purposes. Restricted cash related to 400 E. 67th Street/200 Riverside Blvd. lease sweep period is also not available to be used for other corporate purposes. There is no assurance that we will be able to cure these breaches. Moreover, if we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Except as described herein, we were in compliance with the remaining covenants under our mortgage notes payable as of March 31, 2024.
Leasing Activity/Occupancy
We had an increase in occupancy level to 87.2% across our portfolio as of March 31, 2024, as compared to 86.7% as of December 31, 2023. The changes in occupancy were as follows:
•Occupancy at 9 Times Square decreased to 70.6% as of March 31, 2024 as compared to 71.2% as of December 31, 2023. The decrease was primarily due to a lease amendment and relocation of a tenant to a smaller suite.
•Occupancy at 123 William Street increased to 92.5% as of March 31, 2024 compared to 91.4% as of December 31, 2023. The increase was due to the signing of a new lease during the three months ended March 31, 2024.
•Occupancy at 1140 Avenue of the Americas remained the same at 77.1% as of March 31, 2024 and December 31, 2023.
•Occupancy at our properties located at 196 Orchard Street, 400 E. 67th Street/200 Riverside Blvd. was at 100% as of March 31, 2024 and December 31, 2023.
•Occupancy at 8713 Fifth Avenue remained the same at 88.6% as of March 31, 2024 and December 31, 2023. We signed a lease with a new tenant at this property in November 2021, that began occupying a portion of the leased space in the quarter ended March 31, 2023 and is expected to occupy the remainder of the space in the second quarter of the year ended December 31, 2024, which will bring the occupancy to 100.0%.
Capital Expenditures
For the three months ended March 31, 2024, we funded an aggregate of $0.4 million of capital expenditures primarily for tenant and building improvements at 123 William Street, 9 Times Square 1140 Avenue of the Americas, and 8713 Fifth Avenue. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.

We expect the amount we invest in capital expenditures during the full year ending December 31, 2024, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2023. However, this could change if management deems necessary. We funded our capital expenditures during the three months ended March 31, 2024 with cash on hand consisting of proceeds from previous offerings/financings and, cash retained from the Advisor by electing to receive shares of our Class A common stock in lieu of cash for its base management fee for March 2024.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2024 or 2023.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) as well as adjusted EBITDA.
EBITDA and adjusted EBITDA are both non-GAAP metrics and should not be construed to be more relevant or accurate than other metrics calculated and presented in accordance with GAAP, including net loss, in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than non-GAAP metrics.
We consider EBITDA and adjusted EBITDA useful indicators of our performance. Because these metrics’ calculations exclude such factors as depreciation and amortization of real estate assets, interest expense, impairment charges, equity-based compensation, gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), these metrics’ presentations facilitate comparisons of operating performance between periods and between other companies that use these measures.
As a result, we believe that the use of these non-GAAP metrics together with the required GAAP presentations, provide a more complete understanding of our performance, including relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. However, these non-GAAP metrics are not indicative of cash available to fund ongoing cash needs, including the ability to pay cash dividends and capital expenditures. Investors are cautioned that these non-GAAP metrics should only be used to assess the sustainability of our operating performance excluding these activities, as they exclude certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
We define adjusted EBITDA as net loss excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) impairment charges, (v) interest income and other income or expense, (vi) gains or losses on debt extinguishment, (vii) equity-based compensation expense, (vii) acquisition and transaction costs, (viii) gain or loss on asset sales and (ix) and expenses paid with issuances of our common stock in lieu of cash.
The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(7,608)	$(11,758)
Interest expense	4,697	4,663
Depreciation and amortization	5,261	6,952
EBITDA	2,350	(143)
Impairment of real estate investments	—	—
Equity-base compensation	54	2,200
Other income	(9)	(9)
Management fees paid in common stock to the Advisor in lieu of cash	533	485
Adjusted EBITDA	$2,928	$2,533
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.5%. To help mitigate the adverse impact of inflation, approximately 84% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of March 31, 2024, based on straight-line rent, approximately 84% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 16% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
Please refer to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended and supplemented as follows:
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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBITS INDEX

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement, dated July 17, 2018
3.2 (2)	Articles of Amendment relating to corporate name change, dated March 13, 2019
3.3 (3)	Articles of Amendment relating to reverse stock split, dated August 5, 2020
3.4 (3)	Articles of Amendment relating to par value decrease and common stock name change, dated August 5, 2020
3.5 (3)	Articles Supplementary classifying and designating Class B common stock, dated March 16, 2022
3.6 (4)	Articles Supplementary classifying and designating Series A Preferred Stock, dated August 17, 2020
3.7 (5)	Articles Supplementary reclassifying Class B common stock into Class A common stock, dated March 16, 2022
3.8 (6)	Articles of Amendment relating to Reverse Stock Split (2023), dated January 10, 2023
3.9 (6)	Articles of Amendment relating to par value decrease (2023), dated January 10, 2023
3.10 (7)	Articles of Amendment relating to name change (2023), dated January 18, 2023
3.11 (8)	Second Amended and Restated Bylaws of American Strategic Investment Co.
4.1 (7)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.2 (7)	Certificate of Notice of American Strategic Investment Co., dated January 18, 2023
10.1 (9)	Second Amendment to Second Amended and Restated Advisory Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.2 (9)	Third Amendment to Property Management and Lease Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
_______
*    Filed herewith
+    Furnished herewith
(1)Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018.
(2)Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(3)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2020.
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 18, 2020.
(5)Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2022.
(6)Filed as an exhibit to our Form 8-K filed with the SEC on January 12, 2023.
(7)Filed as an exhibit to our Form 8-K filed with the SEC on January 24, 2023.
(8)Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

EXHIBITS INDEX
(9)Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on April 1, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STRATEGIC INVESTMENT CO.

By:	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael LeSanto
Michael LeSanto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: May 10, 2024