Form 10-Q
period 2024-06-30
American Strategic Investment Co.
filed 2024-08-09
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2024, the registrant had 2,642,764 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$156,109	$188,935
Buildings and improvements	399,794	479,265
Acquired intangible assets	37,056	56,929
Total real estate investments, at cost	592,959	725,129
Less accumulated depreciation and amortization	(106,583)	(144,956)
Total real estate investments, net	486,376	580,173
Cash and cash equivalents	5,222	5,292
Restricted cash	7,907	7,516
Operating lease right-of-use asset	54,626	54,737
Prepaid expenses and other assets	5,642	6,150
Derivative asset, at fair value	—	400
Straight-line rent receivable	30,631	30,752
Deferred leasing costs, net	8,512	9,152
Total assets	$598,916	$694,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$396,465	$395,702
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $136 and $20 at June 30, 2024 and December 31, 2023, respectively)	15,811	12,975
Note payable to related parties	150	—
Operating lease liability	54,625	54,657
Below-market lease liabilities, net	1,636	2,061
Deferred revenue	3,450	3,983
Total liabilities	472,137	469,378

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,642,764 and 2,334,340 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	26	23
Additional paid-in capital	731,491	729,644
Accumulated other comprehensive income	—	406
Distributions in excess of accumulated earnings	(604,738)	(505,279)
Total equity	126,779	224,794
Total liabilities and equity	$598,916	$694,172
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from tenants	$15,754	$15,782	$31,235	$31,316

Operating expenses:
Asset and property management fees to related parties	1,927	1,988	3,830	3,872
Property operating	8,461	8,353	16,843	16,774
Impairment of real estate investments	84,724	151	84,724	151
Equity-based compensation	186	2,304	240	4,504
General and administrative	1,964	2,439	4,765	5,620
Depreciation and amortization	5,151	6,749	10,412	13,701
Total operating expenses	102,413	21,984	120,814	44,622
Operating loss	(86,659)	(6,202)	(89,579)	(13,306)
Other income (expense):
Interest expense	(5,201)	(4,707)	(9,898)	(9,370)
Other income (expense)	9	10	18	19
Total other expense	(5,192)	(4,697)	(9,880)	(9,351)
Net loss and Net loss attributable to common stockholders	$(91,851)	$(10,899)	$(99,459)	$(22,657)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	—	(52)	(406)	(434)
Other comprehensive (loss) income	—	(52)	(406)	(434)
Comprehensive loss	$(91,851)	$(10,951)	$(99,865)	$(23,091)

Weighted-average shares outstanding — Basic and Diluted	2,518,176	2,286,797	2,420,385	2,163,524
Net loss per share attributable to common stockholders — Basic and Diluted	$(36.48)	$(4.77)	$(41.09)	$(10.47)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	2,334,340	$23	$729,644	$406	$(505,279)	$224,794	$—	$224,794
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	245,315	2	1,608	—	—	1,610	—	1,610
Equity-based compensation	63,541	1	239	—	—	240	—	240
Common stock withheld upon vesting of restricted stock	(432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(99,459)	(99,459)	—	(99,459)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Balance, June 30, 2024	2,642,764	$26	$731,491	$—	$(604,738)	$126,779	$—	$126,779

	Three Months Ended June 30, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2024	2,403,994	$24	$730,230	$—	$(512,887)	$217,367	$—	$217,367
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	174,708	1	1,076	—	—	1,077	—	1,077
Equity-based compensation	64,494	1	185	—	—	186	—	186
Common stock withheld upon vesting of restricted stock	(432)	—	—	—	—	—	—	—
Net loss	—	$—	$—	$—	$(91,851)	$(91,851)	$—	$(91,851)
Balance, June 30, 2024	2,642,764	26	731,491	—	(604,738)	126,779	—	126,779
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	2,054	—	320	—	—	320	4,184	4,504
Common stock withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(22,657)	(22,657)	—	(22,657)
Other comprehensive loss	—	—	—	(434)	—	(434)	—	(434)
Balance, June 30, 2023	2,302,950	$23	$703,587	$1,203	$(422,012)	$282,801	$24,698	$307,499
________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

	Three Months Ended June 30, 2023
	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2023	2,303,895	$23	$703,385	$1,255	$(411,113)	$293,550	$22,606	$316,156
Equity-based compensation	16	—	212	—	—	212	2,092	2,304
Common stock withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(10,899)	(10,899)	—	(10,899)
Other comprehensive loss	—	—	—	(52)	—	(52)	—	(52)
Balance, June 30, 2023	2,302,950	$23	$703,587	$1,203	$(422,012)	$282,801	$24,698	$307,499
_________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(99,459)	$(22,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,412	13,701
Amortization of deferred financing costs	763	771
Accretion of below- and amortization of above-market lease liabilities and assets, net	(112)	(9)
Equity-based compensation	240	4,504
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	1,610	485
Impairments of real estate investments	84,724	151
Changes in assets and liabilities:
Straight-line rent receivable	123	(84)
Straight-line rent payable	54	54
Prepaid expenses, other assets and deferred costs	260	(471)
Accounts payable, accrued expenses and other liabilities	2,657	(246)
Deferred revenue	(533)	(376)
Net cash provided by (used in) operating activities	739	(4,177)
Cash flows from investing activities:
Capital expenditures	(568)	(2,801)
Net cash used in investing activities	(568)	(2,801)
Cash flows from financing activities:
Proceeds from note payable to related parties	150	—
Proceeds from Rights Offering, net (see Note 7)	—	4,059
Redemption of fractional shares of common stock and restricted shares	—	(24)
Common stock shares withheld upon vesting of restricted shares	—	(10)
Net cash provided by (used in) financing activities	150	4,025
Net change in cash, cash equivalents and restricted cash	321	(2,953)
Cash, cash equivalents and restricted cash, beginning of period	12,808	16,117
Cash, cash equivalents and restricted cash, end of period	$13,129	$13,164

Cash and cash equivalents	$5,222	$7,052
Restricted cash	7,907	6,112
Cash, cash equivalents and restricted cash, end of period	$13,129	$13,164

Supplemental Disclosures:
Cash paid for interest	$9,033	$8,550
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	180	496
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	1,610	485
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of June 30, 2024, the Company owned seven properties consisting of 1.2 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2024 and 2023, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2024.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the quarters ended June 30, 2024 and 2023 and no new deferral or abatement agreements were entered into. While leasing activity and occupancy have generally improved in the six months ended June 30, 2024 and the year ended December 31, 2023 as compared to the years ended December 31, 2022 and 2021, the occupancy and operating results at (i) 9 Times Square, (ii) 1140 Avenue of Americas, (iii) Laurel/Riverside and (iv) 8713 Fifth Avenue have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages. See Note 4 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of June 30, 2024.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2024, these leases had a weighted-average remaining lease term of 6.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the six months ended June 30, 2024 and 2023, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of June 30, 2024, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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
Not Yet Adopted as of June 30, 2024
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2024 or 2023. Also, there were no dispositions of real estate during the six months ended June 30, 2024 or 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
In-place leases	$574	$909	$1,155	$2,003
Other intangibles	177	177	354	354
Total included in depreciation and amortization	$751	$1,086	$1,509	$2,357

Above-market lease intangibles	$142	$197	$287	$477
Below-market lease liabilities	(213)	(255)	(424)	(511)
Total included in revenue from tenants	$(71)	$(58)	$(137)	$(34)

Below-market ground lease, included in property operating expenses	$12	$12	$25	$25
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2024:

(In thousands)	2024 (remainder)	2025	2026	2027	2028	2029
In-place leases	$934	$1,164	$632	$624	$584	$385
Other intangibles	354	708	708	708	708	708
Total to be included in depreciation and amortization	$1,288	$1,872	$1,340	$1,332	$1,292	$1,093

Above-market lease assets	$85	$123	$117	$117	$112	$85
Below-market lease liabilities	(425)	(503)	(183)	(180)	(180)	(142)
Total to be included in revenue from tenants	$(340)	$(380)	$(66)	$(63)	$(68)	$(57)
Significant Tenants
As of June 30, 2024 and December 31, 2023, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Impairment Charges
The Company recorded $84.7 million of impairment charges in the three and six months ended June 30, 2024 on its 9 Times Square property. This impairment charge was recorded to reduce the carrying value of the property to its estimated fair value as determined by the letter of intent signed in June of 2024. The Company estimates the sale to be consummated no later than January 2025, pursuant to the terms of the amended mortgage agreement, which extends the maturity date of the mortgage to October 31, 2024 (with the option of an additional extension to January 31, 2025, subject to certain conditions) in order to facilitate the sale of the 9 Times Square property (as further discussed in Note 4 — Mortgage Notes Payable, Net). However, there can be no assurance that the sale of this property will occur on its contemplated terms, or at all.
During the three and six months ended June 30, 2023, we recorded impairment charges of $0.2 million related to our 421 W. 54th Street - Hit Factory property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in October of 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2024 and December 31, 2023 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2024	December 31, 2023	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
9 Times Square (1) (2) (4)	1	49,500	49,500	8.06%	Variable	Oct. 2024
1140 Avenue of the Americas (2)	1	99,000	99,000	4.18%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.59%	Fixed	May 2028
8713 Fifth Avenue (2)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.90%
Less: deferred financing costs, net (3)		(3,035)	(3,798)
Mortgage notes payable, net		$396,465	$395,702
_______
(1)Formerly fixed as a result of a “pay-fixed” interest rate swap agreement which matured in April 2024. This interest rate swap effectively fixed the mortgage at an annual rate of 3.73% when it was active prior to April 2024.
(2)These mortgage notes payable are currently either in breach of a debt covenant that may result in further restrictions as specified by the terms of the covenants or a cash sweep events. These covenant breaches or cash traps do not result in events of default. For more information please see “Debt Covenant Non-Compliance and Cash Sweep Events” section below.
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
(4)On April 29, 2024, the Company entered into an amendment to the loan agreement that extends the maturity of the loan to October 31, 2024, (with the option of an additional extension to January 31, 2025, subject to certain conditions) at an effective variable interest rate of one-month SOFR plus a spread of 2.60% per annum. The Company has determined to market certain of their properties for sale, including 9 Times Square. This amended agreement allows the Company to begin marketing the property for sale, with the option to extend in the event the property is under contract for sale but has not yet closed at the time of maturity. The Company has executed a purchase and sale agreement to sell the property for a contract price of $63.5 million. For additional information please see Note 14 — Subsequent Events.
Collateral and Principal Payments
Real estate assets and intangible assets of $583.8 million, at cost (net of below-market lease liabilities), as of June 30, 2024 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2024:

(In thousands)	Future Minimum Principal Payments
2024 (remainder)	$49,500
2025 (1)	—
2026	99,000
2027	140,000
2028	60,000
2029	51,000
Thereafter	—
Total	$399,500
(1)On April 29, 2024, the Company entered into an amendment to the loan agreement that extends the maturity of the loan to October 31, 2024, (with the option of an additional extension to January 31, 2025, subject to certain conditions) at an effective variable interest rate of one-month SOFR plus a spread of 2.60% per annum.
Debt Covenant Non-Compliance and Cash Sweep Events
Debt Covenant Non-Compliance
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 16 quarters ended June 30, 2024. The principal amount of the loan was $99.0 million as of June 30, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of June 30, 2024 and December 31, 2023 the Company had $1.6 million and $2.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 16 quarters ended June 30, 2024. The principal amount for the loan was $10.0 million as of June 30, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Cash Sweep Events
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the six months ended June 30, 2024, resulting from a near-maturity lease with a major tenant at the property set to expire in the third quarter of 2024. The principal amount for the loan was $50.0 million as of June 30, 2024. Under the loan agreement, a lease sweep period is triggered when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of June 30, 2024 the Company had $2.5 million, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s consolidated balance sheet. The Company had no swept cash as of December 31, 2023.
9 Times Square
On April 29, 2024, the Company entered a cash sweep period under the non-recourse mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extends the maturity of the loan from April 2024 to October 2024. The amendment provides that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. As of June 30, 2024 the Company had $25,000 cash retained by the lender in a restricted cash account on the Company’s consolidated balance sheet.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of June 30, 2024 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
June 30, 2024
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. We did not have any active derivative instruments as of June 30, 2024. However, until the maturity of the derivative instrument in April 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		June 30, 2024		December 31, 2023
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$49,400	$49,500	$49,265
Mortgage note payable — 1140 Avenue of the Americas (1)	3	99,000	69,078	99,000	69,619
Mortgage note payable — 123 William Street	3	140,000	129,821	140,000	130,463
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	44,997	50,000	45,442
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,069	10,000	9,193
Mortgage note payable — 196 Orchard Street	3	51,000	44,471	51,000	44,857
Total		$399,500	$346,836	$399,500	$348,839
___________
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
Note 6 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
As of June 30, 2024 the Company no longer uses derivative financial instruments. For the year ended December 31, 2023 the Company used derivative financial instruments, including an interest rate swap, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements was to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company did not utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company endeavored to only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023.

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset, at fair value	$—	$400
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated a $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a $49.5 million notional, SOFR based “pay-fixed” interest rate swap. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income. The amount was amortized into interest expense over the term of the hedged item. This interest rate swap expired in April 2024 and as a result, there was no unamortized balance remaining as of June 30, 2024.
The Company did not have any derivatives as of June 30, 2024. As of December 31, 2023, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$—	$318	$8	$243
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$—	$370	$414	$678
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$5,201	$4,707	$9,898	$9,370
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2023	$400	$—	$—	$400	$—	$—	400

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 7 — Stockholders’ Equity
As of June 30, 2024 and December 31, 2023, the Company had 2.6 million and 2.3 million shares of common stock outstanding, respectively, including unvested restricted shares. As of June 30, 2024, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Rights Offering
In February 2023, the Company raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023. In connection with the Rights Offering, Bellevue Capital Partners, LLC, an entity which controls the Advisor (“Bellevue”), and its affiliates acquired approximately 367,956 shares. For more information please see Note 9 — Related Party Transactions and Arrangements.
Dividends
On July 1, 2022, the Company announced that it suspended paying dividends and has not declared or paid dividends, beginning with the quarter ended June 30, 2022.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 9 — Related Party Transactions and Arrangements. The related expenses are reflected as $1.1 million for the three months ended June 30, 2024, and $1.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. There were no shares issued in lieu of cash for asset management and property management services rendered during the three months ended June 30, 2023.
The following table shows the shares issued in relation to the advisory and property management agreements as of June 30, 2024 and 2023:

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
January 2023	The Advisor	Advisory Agreement	31,407 (1)	$15.44 (1)
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
April 2024	The Advisor	Advisory Agreement	68,308	$6.58
April 2024	The Advisor	Property Management Agreement	22,857	$6.58
May 2024	The Advisor	Advisory Agreement	83,543	$5.72
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the six months ended June 30, 2024 and year ended December 31, 2023, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
On May 7, 2024, Bellevue announced a tender offer to purchase up to 125,000 shares of the Company’s Class A common stock, at a purchase price equal to $11.00 per share. The tender offer expired on July 15, 2024 and 125,000 shares were tendered and accepted by Bellevue for a purchase price to Bellevue of an aggregate of approximately $1.4 million, less any fees, expenses, or taxes withheld. For additional information please see Note 14 — Subsequent Events.
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
As of June 30, 2024, the Company’s ground lease had an average remaining lease term of 42.5 years and a discount rate of 8.6%. As of June 30, 2024, the Company’s balance sheet includes an ROU asset and liability of $54.6 million and $54.6 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For three and six months ended June 30, 2024, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard. For three and six months ended June 30, 2023, The Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million, respectively, on a straight-line basis in accordance with the standard.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the six months ended June 30, 2024 and 2023.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of June 30, 2024:

(In thousands)	Future Base Rent Payments
2024 (remainder)	$2,373
2025	4,746
2026	4,746
2027	4,746
2028	4,746
2029	4,746
Thereafter	183,516
Total lease payments	209,619
Less: Effects of discounting	(154,994)
Total present value of lease payments	$54,625
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2024, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2024 and December 31, 2023, entities wholly owned by AR Global owned 536,252 and 290,937 shares, respectively, of the Company’s outstanding Class A common stock. As of June 30, 2024 and December 31, 2023, Bellevue owned approximately 49.4% and 45.4% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.
Subsequent to June 30, 2024, as a result of the tender offer, 125,000 shares were tendered to Bellevue for an aggregate cost of approximately $1.4 million, in cash, less any fees, expenses or applicable withholding taxes relating to the tender offer. For additional information see Note 14 — Subsequent Events.
Fees and Participations Incurred in Connection with the Operations of the Company
Summary of Advisory Agreement
Pursuant to the advisory agreement with the Advisor (as amended and restated from time to time, the “Advisory Agreement”), the Advisor manages the Company’s day-to-day operations. The initial term of the Advisory Agreement ends in July 2030 and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if the Company makes this election.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and since the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the six months ended June 30, 2024 or 2023.
Management Fee Expense
The Company recorded expense of $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively and $1.5 million and $3.0 million for base asset management fees during the three and six months ended June 30, 2023, respectively. There were no variable management fees incurred in either of these periods. The management fees for the six months ended June 30, 2024 and 2023 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.
The base asset management fees for the three and six months ended June 30, 2024 and 2023 were paid in cash, except for such periods discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement (the “PMA”), as most recently amended on March 29, 2024 except in certain cases where the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 3.25% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The term of the PMA is coterminous with the term of the Advisory Agreement.
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
June 30, 2024
(Unaudited)
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
The Company incurred approximately $0.4 million and $0.8 million in property management fees during three and six months ended June 30, 2024, respectively, and $0.5 million and $0.9 million in property management fees during the three and six months ended June 30, 2023, respectively. These property management fees were paid in cash, except for such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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
Professional fees and other reimbursements for the three and six months ended June 30, 2024 were $1.1 million and $2.5 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2024 were $0.9 million ($0.8 million were for salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2024 were $2.1 million ($1.7 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three and six months ended June 30, 2023 were $1.2 million and $2.5 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2023 was $0.8 million ($0.7 million were for salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2023 was $1.9 million ($1.5 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the three and six months ended June 30, 2024 and 2023 except such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
Note Payable to Related Parties
Pursuant to the terms of a promissory note executed during the three months ended June 30, 2024 between the Company and the Advisor, the Company borrowed $0.15 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of June 30, 2024 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 9.39% and would have been callable on or after September 26, 2024. Subsequent to June 30, 2024, the Company fully repaid the promissory note with cash on hand including interest, which was immaterial (see Note 14 — Subsequent Events for additional information). Amounts repaid under the promissory note may not be reborrowed.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Ongoing fees:
Asset and property management fees to related parties (1)	$1,927	$1,988	$3,830	$3,872	$136	$20
Professional fees and other reimbursements (2)	1,078	1,167	2,470	2,528	—	—
Total related party operation fees and reimbursements	$3,005	$3,155	$6,300	$6,400	$136	$20
________
(1)During the six months ended June 30, 2024 and 2023, approximately $1.6 million and $0.5 million, respectively, of this expense was for the asset and property management fees paid in shares of the Company’s Class A common stock (see above) in lieu of cash.
(2)Amounts for the three and six months ended June 30, 2024 and 2023 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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
June 30, 2024
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
June 30, 2024
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of June 30, 2024 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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
During the quarter ended June 30, 2024, the Company issued 48,500 restricted shares to employees of the Advisor. The restricted shares granted to employees of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date. In addition, during the quarter ended June 30, 2024, the Company issued 10,000 restricted shares to the Company’s CEO and 4,375 restricted shares to the Company’s CFO. The restricted shares granted to the CEO and CFO of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date. Also during the quarter ended June 30, 2024, the Company issued 1,619 fully vested restricted shares to an employee who previously terminated their employment, as part of a termination agreement.
The following table displays restricted share award activity during the six months ended June 30, 2024:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	36,198	$29.37
Granted	64,494	8.63
Vested	(4,392)	47.27
Forfeitures	(953)	65.86
Unvested, June 30, 2024	95,347	$14.15

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
As of June 30, 2024, the Company had $0.7 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
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
For accounting purposes, July 19, 2020 was treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the single LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million was recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the six months ended June 30, 2024, the Company did not record any equity-based compensation expense related to the LTIP Units. For the six months ended June 30, 2023 the Company recorded equity-based compensation expense related to the LTIP Units of $4.2 million. As of August 18, 2023, the total fair value of the LTIP Units has been amortized to expense and no future expense remains. Equity-based compensation expense related to the LTIP Units was recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units were governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units were entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until if, and when, the LTIP Units were earned. Distributions paid on a Class A Unit were equal to dividends paid on a share of Class A common stock and were not subject to forfeiture, even though the LTIP Units were not earned and have been forfeited. If the LTIP Units had been earned, the Advisor would have been entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that were earned would have become entitled to receive the same distributions paid on the Class A Units. If the Advisor’s capital account with respect to an earned LTIP Unit had been equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, would have been entitled to convert the LTIP Unit into a Class A Unit, which would have in turn been redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. For the six months ended June 30, 2024 and 2023 the Company has not paid any dividends to their common stockholders. Subsequently, the board decided not to declare any further dividends. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared. Because the LTIP Units only receive distributions when the Class A common stock receives dividends, no distributions have been paid since the quarter ended March 31, 2022.
For the six months ended June 30, 2024 and 2023, the Company did not pay distributions on the LTIP Units. As discussed above, the LTIP Units were automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP.
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
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of June 30, 2024 and as of December 31, 2023. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the six months ended June 30, 2024 and 2023. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2024. Accordingly, the Company has recorded no income tax expense (after considering changes in the valuation allowance) for and six months ended June 30, 2024. The Company remains in a net deferred tax asset position with a full valuation allowance as of both June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company had no material uncertain tax positions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023		2024	2023
Net loss attributable to common stockholders (in thousands)	$(91,851)	$(10,899)		$(99,459)	$(22,657)
Adjustments to net loss attributable to common stockholders	—	—		—	—
Adjusted net loss attributable to common stockholders	$(91,851)	$(10,899)		$(99,459)	$(22,657)
Weighted average shares outstanding — Basic and Diluted	2,518,176	2,286,797	(1)	2,420,385	2,163,524
Net loss per share attributable to common stockholders — Basic and Diluted	$(36.48)	$(4.77)	(1)	$(41.09)	$(10.47)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three month period ended June 30, 2024 or 2023 relating to distributions to LTIP Units which are paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested restricted shares (1)	56,590	16,399	45,807	18,241
LTIP Units (2)	—	501,605	—	501,605
Total weighted-average anti-dilutive common share equivalents	56,590	518,004	45,807	519,846
_______
(1)There were 95,347 and 14,268 unvested restricted shares outstanding as of June 30, 2024 and 2023, respectively.
(2)There were no LTIP units outstanding as of June 30, 2024 and there were 501,605 LTIP Units outstanding as of June 30, 2023 (see Note 11 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2020 OPP award would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for and six month periods ended June 30, 2024 and 2023, respectively, based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for six month periods ended June 30, 2024 because either or both (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at June 30, 2024 and 2023 or (ii) the Company recorded a net loss to common stockholders for all periods presented and any shares conditionally issuable under the LTIPs would be anti-dilutive.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following
Tender Offer by Affiliates of the Advisor
On May 7, 2024, Bellevue announced a tender offer to purchase up to 125,000 shares of the Company’s Class A common stock, at a purchase price equal to $11.00 per share. The tender offer expired on July 15, 2024 and 125,000 shares were tendered and accepted by Bellevue for a purchase price to Bellevue of an aggregate of approximately $1.4 million, less any fees, expenses, or taxes withheld.
Purchase and Sale Agreement for 9 Times Square
On August 1, 2024, the Company executed a purchase and sales agreement to sell the Company’s property at 9 Times Square for a contract sales price of $63.5 million, which was consistent with the letter of intent signed in June 2024. There can be no assurance that the sale of this property will close on its contemplated terms, if at all.
Note Payable to Related Parties
In July 2024, the Company repaid all amounts outstanding under its promissory note with the Advisor, totaling $0.15 million. See Note 9 — Related Party Transactions and Arrangements. For additional information on such promissory note.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include anticipated benefits of our election to terminate our status as a real estate investment trust; whether we will be able to successfully acquire new assets or businesses; our ability to execute on our business plan and sell certain of our properties on commercially practicable terms, if at all; the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; the potential adverse effects on inflationary conditions and higher interest rate environment; the risk that any potential future acquisition or disposition by us is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all; and the risk that we may not meet the listing requirements of the New York Stock Exchange. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023, this and our other Quarterly Reports on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”).
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of June 30, 2024, we owned seven properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $783.5 million with an overall occupancy of 85.9%.
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
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the three and six months ended June 30, 2024 and 2023, please see Results of Operations — Leasing Activity below.
In addition, beginning in the third and fourth quarters of 2020, the operating results at (i) 1140 Avenue of the Americas, (ii) 9 Times Square, (iii) 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and (iv) 8713 Fifth Avenue properties were negatively impacted, causing covenant non-compliance or cash trap events under the respective non-recourse mortgages for those properties to be triggered. Thus, we have not been able to use excess cash flows, if any, from these properties while the cash trap events are active to fund operating expenses at our other properties and other capital requirements. As of June 30, 2024 two of our mortgages aggregating $109.0 million in principal amount remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section.
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
Properties
The following table presents certain information about the investment properties we owned as of June 30, 2024:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	100.0%	3.0
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	13.0
9 Times Square	Nov. 2014	1	167,390	70.6%	7.8
123 William Street	Mar. 2015	1	544,610	88.8%	4.7
1140 Avenue of the Americas	Jun. 2016	1	245,821	79.3%	5.9
8713 Fifth Avenue	Oct. 2018	1	17,500	88.6%	10.1
196 Orchard Street	Jul. 2019	1	60,297	100.0%	10.6
Total portfolio		7	1,155,843	85.9%	6.3
______
(1)Calculated on a weighted-average basis as of June 30, 2024, as applicable.

Results of Operations
Leasing Activity for the Six Months Ended June 30, 2024
The following table is a summary of our quarterly leasing activity during the six months ended June 30, 2024:

	Q1 2024	Q2 2024
Leasing activity:
New leases:
New leases commenced	1	1
Total square feet leased	8,122	5,284
Annualized straight-line rent per square foot (1)	$22.16	$70.30
Weighted-average lease term (years) (2)	1.2	3.2

Terminated or expired leases:
Number of leases terminated or expired	—	1
Square feet	—	12,183
Annualized straight-line rent per square foot (1)	$—	$5.96
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Leasing Activity for the Six Months Ended June 30, 2023
The following table is a summary of our quarterly leasing activity during the six months ended June 30, 2023:

	Q1 2023	Q2 2023
Leasing Activity:
New Leases:
New leases commenced	5	4
Total square feet leased	19,812	26,778
Annualized straight-line rent per square foot (1)	$54.18	$55.14
Weighted-average lease term (years) (2)	12.7	5.4

Terminated or Expired Leases:
Number of leases terminated or expired	1	2
Total square feet terminated or expired	4,548	7,908
Annualized straight-line rent per square foot (1)	$44.93	$60.35
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy improved as of June 30, 2024 to 85.9% from a total portfolio occupancy of 85.1% as of June 30, 2023 from the following:
•Occupancy at 9 Times Square improved to 70.6% for the period ended June 30, 2024 as compared to 68.0% for period ended June 30, 2023. This improvement can be attributed to new leases signed during the year ended December 31, 2023.
•Occupancy at 1140 Avenue of the Americas increased to 79.3% for the period ended June 30, 2024 as compared to 74.6% for period ended June 30, 2023. This improvement can be attributed to new leases signed during the year ended December 31, 2023.
•Occupancy at or properties located at 196 Orchard Street, 400 E. 67th Street/200 Riverside Blvd was at 100% for the periods ended June 30, 2024 and 2023.

•Occupancy at 8713 Fifth Avenue remained the same at 88.6% as of June 30, 2024 and June 30, 2023.
•Occupancy at 123 William Street decreased to 88.8% as of June 30, 2024 compared to 92.0% as of June 30, 2023. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the six months ended June 30, 2024.
Comparison of Three Months Ended June 30, 2024 and 2023
As of June 30, 2024, we owned seven properties, all of which were acquired prior to January 1, 2023. Our results of operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $91.9 million for the quarter ended June 30, 2024, as compared to $10.9 million for the quarter ended June 30, 2023. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	$
Revenue from tenants	$15,754	$15,782	$(28)

Operating expenses:
Asset and property management fees to related parties	1,927	1,988	(61)
Property operating	8,461	8,353	108
Impairment of real estate investments	84,724	151	84,573
Equity-based compensation	186	2,304	(2,118)
General and administrative	1,964	2,439	(475)
Depreciation and amortization	5,151	6,749	(1,598)
Total operating expenses	102,413	21,984	80,429
Operating loss	(86,659)	(6,202)	(80,457)
Other income (expenses):
Interest expense	(5,201)	(4,707)	(494)
Other income	9	10	(1)
Total other expenses	(5,192)	(4,697)	(495)
Net loss before income taxes	(91,851)	(10,899)	(80,952)
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(91,851)	$(10,899)	$(80,952)
Revenue from Tenants
Revenue from tenants decreased slightly to $15.8 million for the three months ended June 30, 2024 as compared to $15.8 million for the three months ended June 30, 2023.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million and $2.0 million in fees for asset and property management services paid to our Advisor and Property Manager for both the three months ended June 30, 2024 and 2023. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor was paid in cash for the January, February and June 2024 base management fee, however, the Advisor elected to receive shares in lieu of cash for the March and May 2024 base management fee. Additionally, the Advisor elected to receive shares in lieu of cash for the April property management fee. During the quarter ended June 30, 2023 the Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however, the management fees for February through June 2023 were paid in cash. The shares issued in lieu of cash for the quarters ended June 30, 2024 and 2023 were valued at $1.0 million and zero, respectively.

Property Operating Expenses
Property operating expenses increased to $8.5 million for the three months ended June 30, 2024 as compared to $8.4 million for the three months ended June 30, 2023. The increase in expenses is primarily related to a an increase in maintenance expenses for the three months ended June 30, 2024.
Impairments of Real Estate Investments
During the three months ended June 30, 2024, we recorded an impairment charges of $84.7 million related to our 9 Times Square property. This mortgage had a principal balance of $49.5 million that was set to expire in April 2024 but has been extended to October of 2024 with an option to extend to January 2025 if certain conditions are met. The $84.7 million impairment, which represents the reduction of the carrying value of the property to its estimated fair value as determined by a purchase and sale agreement, executed in August 2024, to sell the property pursuant to the terms of the amended mortgage agreement which encumbers the property (as further discussed in Note 4 — Mortgage Notes Payable, Net). We estimate the sale to be consummated no later than January 2025, although there can be no assurance that the sale of this property will occur on its contemplated terms, or at all.
During the three months ended June 30, 2023, we recorded impairment charges of $0.2 million related to our 421 W. 54th Street - Hit Factory property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in October 2023.
We are currently actively marketing certain properties for sale, and as a part of that process, we continue to monitor the properties for potential impairment.
Equity-Based Compensation
Equity-based compensation decreased $2.1 million to $0.2 million for the three months ended June 30, 2024 compared to $2.3 million for the three months ended June 30, 2023. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The 2020 OPP expired on August 18, 2023. The three months ended June 30, 2023 contained $2.1 million of equity-based compensation expenses related to the 2020 OPP, whereas the three months ended June 30, 2024 did not contain any amortization related to the 2020 OPP. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased to $2.0 million for the three months ended June 30, 2024 from $2.4 million for three months ended June 30, 2023. The decrease in general and administrative expenses was primarily attributable to (i) lower legal fees of approximately $0.3 million, (ii) a decrease in our insurances expenses of $0.1 million and (iii) a decrease of $0.1 million in other miscellaneous general and administrative expenses.
These decreases were partially offset by an increase of $0.1 million of total reimbursement expenses for administrative and personnel services provided by the Advisor, which were $0.9 million ($0.8 million related to salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses) during the three months ended June 30, 2024 and $0.8 million, ($0.7 million related to salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses) during the three months ended June 30, 2023.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $5.2 million for the three months ended June 30, 2024 as compared to $6.7 million for the three months ended June 30, 2023. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the 1140 Avenue of the Americas impairment charge recorded in the three month period ending December 31, 2023. For more information please see our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Interest Expense
Interest expense increased to $5.2 million for the three months ended June 30, 2024, as compared to $4.7 million for the three months ended June 30, 2023. The increase in interest expense can partially be attributed to the maturity of our $49.5 million notional, SOFR based “pay-fixed” interest rate swap in April 2024. During the three months ended June 30, 2024 and 2023, our weighted-average outstanding debt balance was $399.5 million, and had a weighted-average effective interest rate of 4.90% in each period. All of our mortgage debt was either fixed rate or swapped to fixed rate until the maturity of our interest rate swap secured by our 9 Times Square mortgage loan in April 2024. Upon maturity of the interest rate swap in April 2024, the interest rate on the loan secured by that property reverted to a floating variable interest rate.
Comparison of Six Months Ended June 30, 2024 and 2023
As of June 30, 2024, we owned seven properties, all of which were acquired prior to January 1, 2021. Changes in our results of operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to an increase in occupancy which increased rental revenue for previously vacant spaces. On October 12, 2023 we sold the Hit Factory for a contract sales price of $4.5 million. This property was classified as held-for-sale on our consolidated balance sheet as of September 30, 2023. The sole tenant terminated its lease early and vacated the space during the quarter ended June 30, 2018. The sale of this vacant property eliminated annual carrying costs of approximately $0.3 million associated with owning the property.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $99.5 million for the six months ended June 30, 2024, as compared to $22.7 million for the six months ended June 30, 2023. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Six Months Ended June 30,		Increase
(in thousands)	2024	2023	(Decrease)
Revenue from tenants	$31,235	$31,316	$(81)

Operating expenses:
Asset and property management fees to related parties	3,830	3,872	(42)
Property operating	16,843	16,774	69
Impairment of real estate investments	84,724	151	84,573
Acquisition and transaction costs	—	—	—
Equity-based compensation	240	4,504	(4,264)
General and administrative	4,765	5,620	(855)
Depreciation and amortization	10,412	13,701	(3,289)
Total operating expenses	120,814	44,622	76,192
Operating loss	(89,579)	(13,306)	(76,273)
Other income (expenses):			—
Interest expense	(9,898)	(9,370)	(528)
Other income	18	19	(1)
Total other expense	(9,880)	(9,351)	(529)
Net loss before income taxes	(99,459)	(22,657)	(76,802)
Income tax expense	—	—	—
Net loss and net loss attributable to common stockholders	(99,459)	(22,657)	(76,802)
Revenue from Tenants
Revenue from tenants decreased to $31.2 million for the six months ended June 30, 2024, from $31.3 million for the six months ended June 30, 2023. The decrease was primarily the result of lower reimbursable operating expenses in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $3.8 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor was paid in cash for the January, February and June 2024 base management fee, however, the Advisor elected to receive shares in lieu of cash for the March and May 2024 base management fee. Additionally, the Advisor elected to receive shares in lieu of cash for the April property management fee for the six months ended June 30, 2024. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however the remainder of the management fees in the six months ended June 30, 2023 were paid in cash. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $1.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.
Property Operating Expenses
Property operating expenses remained the same at $16.8 million for the six months ended June 30, 2024 and 2023 for the six months ended June 30, 2023. Property operating expenses for the six months ended June 30, 2024 primarily consisted of utility maintenance, real estate taxes, janitorial services, and other property expense related services.
Impairments of Real Estate Investments
During the six months ended June 30, 2024, we recorded an impairment charges of $84.7 million related to our 9 Times Square property. This mortgage had a principal balance of $49.5 million that was set to expire in April 2024 but has been extended to October of 2024 with an option to extend to January 2025 if certain conditions are met. The $84.7 million impairment, which represents the reduction of the carrying value of the property to its estimated fair value as determined by a purchase and sale agreement, executed in August 2024, to sell the property, pursuant to the terms of the amended mortgage agreement which encumbers the property (as further discussed in Note 4 — Mortgage Notes Payable, Net). We estimate the sale to be consummated no later than January 2025, although there can be no assurance that the sale of this property will occur on its contemplated terms, or at all.
During the six months ended June 30, 2023, we recorded impairment charges of $0.2 million related to our 421 W. 54th Street - Hit Factory property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in October of 2023.
We are currently actively marketing certain properties for sale, and as a part of that process, we continue to monitor the properties for potential impairment.
Equity-Based Compensation
Equity-based compensation decreased to $0.2 million for the six months ended June 30, 2024, as compared to $4.5 million for the six months ended June 30, 2023. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted under the 2020 OPP. The 2020 OPP expired on August 18, 2023. The six months ended June 30, 2023 contained $4.2 million of equity-based compensation expenses related to the 2020 OPP, whereas the six months ended June 30, 2024 did not contain any amortization related to the 2020 OPP. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses decreased $0.8 million to $4.8 million for the six months ended June 30, 2024 compared to $5.6 million for the six months ended June 30, 2023. The decrease was primarily due to (i) lower legal fees of approximately $0.6 million, (ii) a decrease in other miscellaneous general and administrative expense of $0.3 million and (iii) a decrease of our insurance expense of $0.1 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
These decreases were partially offset by an increase of $0.2 million for total reimbursement expenses for administrative and personnel services provided by the Advisor. Such expenses were $2.1 million ($1.7 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses) during the six months ended June 30, 2024 and were $1.9 million ($1.5 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses) during the six months ended June 30, 2023.
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

Depreciation and Amortization
Depreciation and amortization expense decreased to $10.4 million for the six months ended June 30, 2024, compared to $13.7 million for the six months ended June 30, 2023. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the 1140 Avenue of the Americas impairment charge recorded in the three month period ending December 31, 2023. For more information please see our Annual Report on Form 10-K filed with the SEC on April 1, 2024.
Interest Expense
Interest expense increased to $9.9 million for the six months ended June 30, 2024 as compared to $9.4 million for the six months ended June 30, 2023. The increase in interest expense can partially be attributed to the maturity of our $49.5 million notional, SOFR based “pay-fixed” interest rate swap in April 2024. During the six months ended June 30, 2024 and 2023, our weighted average outstanding debt balance was $399.5 million, respectively, and had a weighted-average effective interest rate of 4.90% in each period. All of our mortgage debt was either fixed rate or swapped to fixed rate until the maturity of our interest rate swap secured by our 9 Times Square mortgage loan in April 2024. Upon maturity of the interest rate swap in April 2024, the interest rate on the loan secured by that property reverted to a floating variable interest rate.
Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash provided by (used in) operations from our net loss for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
Cash flows from operating activities:
Net loss	$(99,459)	$(22,657)	$(76,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,412	13,701	(3,289)
Amortization of deferred financing costs	763	771	(8)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(112)	(9)	(103)
Equity-based compensation	240	4,504	(4,264)
Management fees paid/reinvested in common stock by the Advisor	1,610	485	1,125
Impairments of real estate investments	84,724	151	84,573
Changes in assets and liabilities:			—
Straight-line rent receivable	123	(84)	207
Straight-line rent payable	54	54	—
Prepaid expenses, other assets and deferred costs	260	(471)	731
Accounts payable, accrued expenses and other liabilities	2,657	(246)	2,903
Deferred revenue	(533)	(376)	(157)
Net cash provided by (used in) operating activities	739	(4,177)	$4,916
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash provided by (used in) investing activities for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
Cash flows from investing activities:
Capital expenditures	(568)	(2,801)	$2,233
Net cash provided by (used in) investing activities	(568)	(2,801)	$2,233
Cash Flows from Financing Activities
The following table represents a reconciliation of our net cash provided by (used in) financing activities for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
Cash flows from financing activities:
Proceeds from note payable to related parties	150	—	150
Proceeds from Rights Offering, net (see Note 7)	—	4,059	(4,059)
Redemption of fractional shares of common stock and restricted shares	—	(24)	24
Common stock shares withheld upon vesting of restricted shares	—	(10)	10
Net cash provided by (used in) financing activities	150	4,025	(3,875)
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended June 30, 2024.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2024, we had cash and cash equivalents of $5.2 million as compared to $5.3 million as of December 31, 2023. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $13.1 million as of June 30, 2024.
We had restricted cash of $7.9 million as of June 30, 2024 as compared to $7.5 million as of December 31, 2023. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $1.6 million and $2.5 million, as of June 30, 2024 and December 31, 2023, respectively, and the remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2024.
Segregated Cash Accounts - Loan Covenant Breaches
The continuing adverse economic impacts since the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements during the quarter ended June 30, 2024.

As of June 30, 2024, we are operating under two cash traps at both 1140 Avenue of the Americas and 8713 Fifth Avenue, which together, represent 23% of the rentable square feet in our portfolio as of June 30, 2024. As of June 30, 2024 and December 31, 2023, there was $1.6 million and $2.5 million, respectively, of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. The remaining cash that is classified as restricted cash on the consolidated balance sheet are held in escrow accounts. As of June 30, 2024 our 8713 Fifth Avenue property has not generated excess cash after debt service and there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.
Additionally, as of June 30, 2024, we are operating under two cash sweeps at our 9 Times Square and 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our consolidated balance sheet. As of June 30, 2024 we had $2.5 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. property. For additional information please see Note 4 — Mortgage Notes Payable to our consolidated financials statements included in this Quarterly Report on Form 10-Q.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $399.5 million less cash and cash equivalents of $5.2 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $598.9 million plus our accumulated depreciation and amortization of $106.6 million. As of June 30, 2024, our net debt was $394.3 million, our gross asset value was $705.5 million and our leverage was 55.9%.
As of June 30, 2024 our gross borrowings totaled $399.5 million, which bore interest at a weighted-average annual rate of 4.90% and had a weighted-average maturity of 2.7 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had six mortgage loans secured by our seven properties with an aggregate balance of $399.5 million as of June 30, 2024 with a weighted-average effective interest rate of 4.90%. All our mortgage loans bear interest at a fixed rate, except for our 9 Times Square mortgage note payable which bears interest at an annual variable interest rate of 30-day SOFR plus 2.60%. The 9 Times Square mortgage note was effectively fixed at 3.73% by an interest rate swap derivative instrument prior to its maturity in April 2024.
Future scheduled principal payments on our mortgage notes payable for the remainder of 2024 total $49.5 million, which represents the balance of our 9 Times Square mortgage note. The 9 Times Square mortgage note contains the option by us to extend the maturity of this mortgage note payable to January 2025, subject to certain conditions. Unless the 9 Times Square mortgage note payable is extended, we would not have any future scheduled principal payments for the year ended December 31, 2025.
Debt Covenant Non-Compliance
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 16 quarters ended June 30, 2024. The principal amount of the loan was $99.0 million as of June 30, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of June 30, 2024 and December 31, 2023 we had $1.6 million and $2.5 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.

8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 16 quarters ended June 30, 2024. The principal amount for the loan was $10.0 million as of June 30, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us.
Cash Sweep Events
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the six months ended June 30, 2024, resulting from a near-maturity lease with a major tenant at the property set to expire in the third quarter of 2024. The principal amount for the loan was $50.0 million as of June 30, 2024. Under the loan agreement, a lease sweep period is triggered when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding. Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral.
As of June 30, 2024 we had $2.5 million retained by the lender in a restricted cash account on our consolidated balance sheet. We may exit the lease sweep period when the major tenant executes a renewal or extension option beyond the terms described above.
9 Times Square
On April 29, 2024, we entered a cash sweep period under the non-recourse mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extends the maturity of the loan from April 2024 to October 2024. The amendment provides that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. As of June 30, 2024, we had $25,000 cash retained by the lender in a restricted cash account on our consolidated balance sheet.
Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of June 30, 2024, and we continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis revenue recognition continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
Note Payable to Related Parties
Pursuant to the terms of a promissory note executed during the three months ended June 30, 2024 between us and the Advisor, we borrowed $0.15 million from the Advisor for working capital needs, which was recorded as a note payable to related parties as of June 30, 2024 on our consolidated balance sheet. The promissory note bore interest at an annual rate of 9.39% and would have been callable on or after September 26, 2024. Subsequent to June 30, 2024, we fully repaid all amounts outstanding under the promissory note (see Note 14 — Subsequent Events for additional information). Amounts repaid under the promissory note may not be reborrowed.
Rights Offering
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

Related Party Payments Made with Common Stock Issuances in Lieu of Cash
During the year ended December 31, 2023 and the six months ended June 30, 2024, we were also able to preserve cash through an arrangement with our Advisor. Pursuant to the Advisory Agreement, the Advisor has the option to elect to receive shares of our common stock in lieu of cash for the asset management, property management, and administrative services it provides us with. For the months described below, the Company paid related party fees in shares in lieu of cash. For more information see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
A summary of amounts invested by the Advisor or Bellevue during the months ended June 30, 2024 and the year ended December 31, 2023 is as follows:

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
January 2023	The Advisor	Advisory Agreement	31,407 (1)	$15.44 (1)
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
April 2024	The Advisor	Advisory Agreement	68,308	$6.58
April 2024	The Advisor	Property Management Agreement	22,857	$6.58
May 2024	The Advisor	Advisory Agreement	83,543	$5.72
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 for additional information to our consolidated financials statements included in this Quarterly Report on Form 10-Q).
Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through June 30, 2024. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.
Leasing Activity and Occupancy
We had an increase in occupancy level to 85.9% across our portfolio as of June 30, 2024, as compared to 86.7% as of December 31, 2023. The changes in occupancy were as follows:
•Occupancy at 9 Times Square decreased to 70.6% as of June 30, 2024 as compared to 71.2% as of December 31, 2023. The decrease was primarily due to a lease amendment and relocation of a tenant to a smaller suite.
•Occupancy at 123 William Street decreased to 88.8% as of June 30, 2024 compared to 91.4% as of December 31, 2023. The decrease in occupancy was due to a lease amendment and a tenant occupying less space during the six months ended June 30, 2024.
•Occupancy at 1140 Avenue of the Americas increased to 79.3% as of June 30, 2024 as compared to 77.1% as of December 31, 2023. The increase in occupancy was the result of a new lease signed in the six months ended June 30, 2024
•Occupancy at our properties located at 196 Orchard Street, 400 E. 67th Street/200 Riverside Blvd. was at 100% as of June 30, 2024 and December 31, 2023.
•Occupancy at 8713 Fifth Avenue remained the same at 88.6% as of June 30, 2024 and December 31, 2023.
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
Capital Expenditures
For the six months ended June 30, 2024, we funded an aggregate of $0.6 million of capital expenditures primarily for tenant and building improvements at 123 William Street, 9 Times Square, 1140 Avenue of the Americas, and 8713 Fifth Avenue. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.

We expect the amount we invest in capital expenditures during the full year ending December 31, 2024, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2023. However, this could change if management deems necessary. We funded our capital expenditures during the three months ended June 30, 2024 with cash on hand consisting of proceeds from previous offerings/financings and, cash retained from the Advisor by electing to receive shares of our Class A common stock in lieu of cash for its base management fee for March 2024.
Acquisitions and Dispositions
To further augment our liquidity, we may also further dispose of properties. We had no acquisitions or dispositions during the three or six months ended June 30, 2024 or 2023.
We have executed one purchase and sale agreement, pursuant to the terms of an amendment to the mortgage note payable which encumbers the property, to dispose of our 9 Times Square property for a contract purchase price of $63.5 million, which we expect to occur no later than January 2025. There can be no assurance that the sale of this property will be completed on its contemplated terms, or at all.
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

The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the three months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(91,851)	$(10,899)	$(99,459)	$(22,657)
Interest expense	5,201	4,707	9,898	9,370
Tax expense (benefit)	—	—	—	—
Depreciation and amortization	5,151	6,749	10,412	13,701
EBITDA	(81,499)	557	(79,149)	414
Impairment of real estate investments	84,724	151	84,724	151
Equity-based compensation	186	2,304	240	4,504
Other income	(9)	(10)	(18)	(19)
Management fees paid in common stock to the Advisor in lieu of cash	1,077	—	1,610	485
Adjusted EBITDA	$4,479	$3,002	$7,407	$5,535
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, approximately 83% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of June 30, 2024, based on straight-line rent, approximately 83% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 17% do not contain any escalation provisions.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended and, we direct your attention to those risk factors:

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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBITS INDEX

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement, dated July 17, 2018
3.2 (2)	Articles of Amendment relating to corporate name change, dated March 13, 2019
3.3 (3)	Articles of Amendment relating to reverse stock split, dated August 5, 2020
3.4 (3)	Articles of Amendment relating to par value decrease and common stock name change, dated August 5, 2020
3.5 (3)	Articles Supplementary classifying and designating Class B common stock, dated March 16, 2022
3.6 (4)	Articles Supplementary classifying and designating Series A Preferred Stock, dated August 17, 2020
3.7 (5)	Articles Supplementary reclassifying Class B common stock into Class A common stock, dated March 16, 2022
3.8 (6)	Articles of Amendment relating to Reverse Stock Split (2023), dated January 10, 2023
3.9 (6)	Articles of Amendment relating to par value decrease (2023), dated January 10, 2023
3.10 (7)	Articles of Amendment relating to name change (2023), dated January 18, 2023
3.11 (8)	Second Amended and Restated Bylaws of American Strategic Investment Co.
4.1 (7)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.2 (7)	Certificate of Notice of American Strategic Investment Co., dated January 18, 2023
10.1 (9)	Second Agreement to Term Loan Agreement, dated as of April 29, 2024 between ARC NYC 570SEVENTH, LLC,as borrower, the Company, Capital One, National Association, as administrative agent, and the lenders party thereto.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(9)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 30, 2024.

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
Dated: August 9, 2024