Form 10-Q
period 2024-09-30
American Strategic Investment Co.
filed 2024-11-12
CIK 1595527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 2,663,980 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate investments, at cost:
Land	$129,517	$188,935
Buildings and improvements	341,159	479,265
Acquired intangible assets	19,177	56,929
Total real estate investments, at cost	489,853	725,129
Less accumulated depreciation and amortization	(87,889)	(144,956)
Total real estate investments, net	401,964	580,173
Cash and cash equivalents	5,234	5,292
Restricted cash	10,528	7,516
Operating lease right-of-use asset	54,570	54,737
Prepaid expenses and other assets	4,353	6,150
Derivative asset, at fair value	—	400
Straight-line rent receivable	30,001	30,752
Deferred leasing costs, net	8,338	9,152
Assets held for sale	52,924	—
Total assets	$567,912	$694,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$396,838	$395,702
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $226 and $20 at September 30, 2024 and December 31, 2023, respectively)	18,137	12,975
Note payable to related parties	575	—
Operating lease liability	54,609	54,657
Below-market lease liabilities, net	1,361	2,061
Deferred revenue	4,019	3,983
Total liabilities	475,539	469,378

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,663,980 and 2,334,340 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	26	23
Additional paid-in capital	731,567	729,644
Accumulated other comprehensive income	—	406
Distributions in excess of accumulated earnings	(639,220)	(505,279)
Total equity	92,373	224,794
Total liabilities and equity	$567,912	$694,172

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from tenants	$15,447	$16,015	$46,681	$47,331

Operating expenses:
Asset and property management fees to related parties	1,994	1,882	5,824	5,754
Property operating	8,596	8,792	25,439	25,566
Impairment of real estate investments	27,817	362	112,541	513
Equity-based compensation	76	1,208	316	5,712
General and administrative	1,762	1,931	6,526	7,551
Depreciation and amortization	4,414	6,499	14,826	20,200
Total operating expenses	44,659	20,674	165,472	65,296
Operating loss	(29,212)	(4,659)	(118,791)	(17,965)
Other income (expense):
Interest expense	(5,279)	(4,739)	(15,177)	(14,109)
Other income (expense)	9	8	27	27
Total other expense	(5,270)	(4,731)	(15,150)	(14,082)
Net loss and Net loss attributable to common stockholders	$(34,482)	$(9,390)	$(133,941)	$(32,047)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	—	(374)	(406)	(808)
Other comprehensive (loss) income	—	(374)	(406)	(808)
Comprehensive loss	$(34,482)	$(9,764)	$(134,347)	$(32,855)

Weighted-average shares outstanding — Basic and Diluted	2,551,034	2,288,683	2,464,574	2,205,702
Net loss per share attributable to common stockholders — Basic and Diluted	$(13.52)	$(4.10)	$(54.35)	$(14.53)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30, 2024
	Class A Common Stock
				Accumulated	Distributions
			Additional	Other	in excess of	Total	Non-
	Number of	Par	Paid-in	Comprehensive	accumulated	Stockholders’	controlling	Total
	Shares	Value	Capital	Gain (Loss)	earnings	Equity	Interests	Equity
Balance, December 31, 2023	2,334,340	$23	$729,644	$406	$(505,279)	$224,794	$—	$224,794
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	245,315	2	1,608	—	—	1,610	—	1,610
Equity-based compensation	84,757	1	315	—	—	316	—	316
Common stock withheld upon vesting of restricted stock	(432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(133,941)	(133,941)	—	(133,941)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Balance, September 30, 2024	2,663,980	$26	$731,567	$—	$(639,220)	$92,373	$—	$92,373

	Three Months Ended September 30, 2024
	Class A Common Stock
				Accumulated	Distributions
			Additional	Other	in excess of	Total	Non-
	Number of	Par	Paid-in	Comprehensive	accumulated	Stockholders’	controlling	Total
	Shares	Value	Capital	Gain (Loss)	earnings	Equity	Interests	Equity
Balance, June 30, 2024	2,642,764	$26	$731,491	$—	$(604,738)	$126,779	$—	$126,779
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	—	—	—	—	—	—	—	—
Equity-based compensation	21,216	—	76	—	—	76	—	76
Common stock withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—
Net loss	—	$—	$—	$—	$(34,482)	$(34,482)	$—	$(34,482)
Balance, September 30, 2024	2,663,980	26	731,567	—	(639,220)	92,373	—	92,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30, 2023
	Class A Common Stock
				Accumulated	Distributions
			Additional	Other	in excess of	Total	Non-
	Number of		Paid-in	Comprehensive	accumulated	Stockholders’	controlling	Total
	Shares (1)	Par Value (1)	Capital (1)	Gain (Loss)	earnings	Equity	Interests	Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	23,305	—	426	—	—	426	5,286	5,712
Common stock withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(32,047)	(32,047)	—	(32,047)
Other comprehensive loss	—	—	—	(808)	—	(808)	—	(808)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Balance, September 30, 2023	2,324,201	$23	$729,493	$829	$(431,402)	$298,943	$—	$298,943
(1)	Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

	Three Months Ended September 30, 2023
	Class A Common Stock
				Accumulated	Distributions
			Additional	Other	in excess of	Total	Non-
	Number of	Par	Paid-in	Comprehensive	accumulated	Stockholders’	controlling	Total
	Shares (1)	Value (1)	Capital (1)	Gain (Loss)	earnings	Equity	Interests	Equity
Balance, June 30, 2023	2,302,950	$23	$703,587	$1,203	$(422,012)	$282,801	$24,698	$307,499
Equity-based compensation	21,251	—	106	—	—	106	1,102	1,208
Net loss	—	—	—	—	(9,390)	(9,390)	—	(9,390)
Other comprehensive loss	—	—	—	(374)	—	(374)	—	(374)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Balance, September 30, 2023	2,324,201	$23	$729,493	$829	$(431,402)	$298,943	$—	$298,943
(1)	Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(133,941)	$(32,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,826	20,200
Amortization of deferred financing costs	1,136	1,157
Accretion of below- and amortization of above-market lease liabilities and assets, net	(331)	(45)
Equity-based compensation	316	5,712
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	1,610	485
Impairments of real estate investments	112,541	513
Changes in assets and liabilities:
Straight-line rent receivable	225	(787)
Straight-line rent payable	81	81
Prepaid expenses, other assets and deferred costs	1,812	(1,710)
Accounts payable, accrued expenses and other liabilities	4,993	2,846
Deferred revenue	36	(337)
Net cash provided by (used in) operating activities	3,304	(3,932)
Cash flows from investing activities:
Capital expenditures	(925)	(3,209)
Net cash used in investing activities	(925)	(3,209)
Cash flows from financing activities:
Proceeds from notes payable to related parties	725	—
Repayments of notes payable to related parties	(150)	—
Proceeds from Rights Offering, net (see Note 7)	—	4,059
Redemption of fractional shares of common stock and restricted shares	—	(24)
Common stock shares withheld upon vesting of restricted shares	—	(10)
Net cash provided by (used in) financing activities	575	4,025
Net change in cash, cash equivalents and restricted cash	2,954	(3,116)
Cash, cash equivalents and restricted cash, beginning of period	12,808	16,117
Cash, cash equivalents and restricted cash, end of period	$15,762	$13,001

Cash and cash equivalents	$5,234	$5,090
Restricted cash	10,528	7,911
Cash, cash equivalents and restricted cash, end of period	$15,762	$13,001

Supplemental Disclosures:
Cash paid for interest	$13,943	$12,912
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	168	559
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	1,610	485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 — Organization

American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of September 30, 2024, the Company owned seven properties consisting of 1.2 million rentable square feet.

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

September 30, 2024

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2024 and 2023, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

September 30, 2024

(Unaudited)

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

Cash Collection and Mortgage Covenant non-compliance

In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the quarters ended September 30, 2024 and 2023 and no new COVID-19 deferral or abatement agreements were entered into. While leasing activity and occupancy have generally improved at some of our properties in the nine months ended September 30, 2024 and the year ended December 31, 2023 as compared to the years ended December 31, 2022 and 2021, the occupancy and operating results at (i) 9 Times Square, (ii) 1140 Avenue of Americas, Boulevard and (iii) 8713 Fifth Avenue have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In our 400 E. 67th Street property, one major tenant's lease expired and we subsequently entered in to a month to month lease with that tenant. In addition at the Company’s 400 E. 67th Street property, another major tenant is paying through the end of their lease, which is September 2025; however, they moved out of the space in the third quarter of 2024. See Note 4 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of September 30, 2024.

Revenue Recognition

The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2024, these leases had a weighted-average remaining lease term of 5.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the nine months ended September 30, 2024 and 2023, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.

Accounting for Leases

Lessor Accounting

In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of September 30, 2024, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

We are the lessee under a land lease which was previously classified as an operating lease prior to adoption of lease accounting and will continue to be classified as an operating lease under transition elections unless subsequently modified. This lease is reflected on the Company’s consolidated balance sheets and the rent expense is reflected on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statements of operations and comprehensive income to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net loss because recording an impairment loss results in an immediate negative adjustment to earnings.

Recently Issued Accounting Pronouncements

Not Yet Adopted as of September 30, 2024

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company will adopt the new guidance in its Form 10-K for the year ended December 31, 2025. The guidance is not expected to have a material impact on its consolidated financial statements as the provisions are related to footnote disclosure only.

Note 3 — Real Estate Investments

There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2024 or 2023. Also, there were no dispositions of real estate during the nine months ended September 30, 2024 or 2023. During the three months ended September 30, 2024, the Company had one asset that has been moved to held for sale on the consolidated balance sheet, and thus no further depreciation or amortization through the date of sale is expected. The Company expects the sale to be consummated no later than January 2025.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
In-place leases	$567	$675	$1,722	$2,679
Other intangibles	53	177	407	531
Total included in depreciation and amortization	$620	$852	$2,129	$3,210

Above-market lease intangibles	$44	$174	$331	$651
Below-market lease liabilities	(275)	(222)	(699)	(733)
Total included in revenue from tenants	$(231)	$(48)	$(368)	$(82)

Below-market ground lease, included in property operating expenses	$12	$12	$37	$37

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2024:

(In thousands)	2024 (remainder)	2025	2026	2027	2028	2029
In-place leases	$444	$1,164	$632	$624	$584	$385
Other intangibles	53	211	211	211	211	211
Total to be included in depreciation and amortization	$497	$1,375	$843	$835	$795	$596

Above-market lease assets	$41	$123	$117	$117	$112	$85
Below-market lease liabilities	(213)	(503)	(183)	(180)	(180)	(142)
Total to be included in revenue from tenants	$(172)	$(380)	$(66)	$(63)	$(68)	$(57)

Significant Tenants

As of September 30, 2024 and December 31, 2023, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

Assets Held for Sale

During the quarter ended September 30, 2024 the Company entered into a definitive purchase and sale agreement to sell its 9 Times Square property for a contract sales price of $63.5 million. The sale is expected to be consummated no later than January 2025. As of September 30, 2024, this asset is classified as held for sale on the Company’s balance sheet.

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

As of September 30, 2024 and 2023, the Company evaluated these assets for held for sale classification and determined that it qualified for held for sale treatment based on the Company’s accounting policies. The sale of these assets are not considered a discontinued operation and, accordingly, the operating results of this property remain classified within continuing operations for all periods presented.

The Company recorded an impairment charge of $1.9 million and $86.6 million for the three and nine month period ended September 30, 2024, respectively, for its 9 Times Square property as it was determined that the carrying value exceeded the Company’s expected sales price of the asset, less the costs to sell the property as of September 30, 2024.

The Company also recorded an impairment charge of $0.4 million and $0.5 million for the three and nine month period ended September 30, 2023, respectively, for its 421 W. 54th Street - Hit Factory property as it was determined that the carrying value exceeded the Company’s sales price of the asset, less the costs to sell the property as of September 30, 2023.

The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of September 30, 2024 and 2023:

(In thousands)	September 30, 2024	September 30, 2023
Real estate investments held for sale, at cost:
Land	$21,328	$3,291
Buildings, fixtures and improvements	25,432	1,233
Acquired Intangible	8,459	—
Total real estate investments held for sale, at cost	55,219	4,524
Less accumulated depreciation and amortization	(321)	(394)
Total real estate investments held for sale, net	54,898	4,130
Impairment charges related to properties reclassified as held for sale	(1,974)	—
Assets held for sale	$52,924	$4,130

Assets Held for Use

When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single-tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company reflects an impairment charge to write the asset down to its fair value.

Impairment Charges

The Company recorded $1.9 million and $86.6 million of impairment charges in the three and nine months ended September 30, 2024, respectively, on its 9 Times Square property. The impairment charge that was recorded through June 30, 2024 was recorded to reduce the carrying value of the property to its estimated fair value as determined by the letter of intent signed in June of 2024. During the three months ended September 30, 2024 the Company classified the property as held for sale and an additional impairment charge

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

was taken for estimated closing costs associated with the anticipated disposition. The Company estimates the sale to be consummated no later than January 2025, pursuant to the terms of the amended mortgage agreement, which, in order to facilitate the sale of the 9 Times Square property (as further discussed in Note 4 — Mortgage Notes Payable, Net), extended the maturity date of the mortgage to October 31, 2024, which the Company further extended in October 2024 to January 2025 pursuant to the exercise of an option contained in the amended mortgage agreement. However, there can be no assurance that the sale of this property will occur on its contemplated terms, or at all.

In addition, the Company recorded an impairment charge of $25.8 million for the three and nine months ended September 30, 2024 on its 400 E. 67th Street property. The impairment was triggered as a result of leasing activity at the property. One major tenant’s lease expired and they signed a month to month lease with us, which is set to expire in the fourth quarter of 2024. In addition, during the quarter ended September 30, 2024, the Company had an additional tenant vacate its current space in this property. Per their agreement with the Company, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025 but the tenant has continued to pay monthly rent. The Company determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024 based on the Company’s discounted cash flow model for the property.

During the three and nine months ended September 30, 2023, we recorded impairment charges of $0.4 million and $0.5 million, respectively, related to our 421 W. 54th Street - Hit Factory property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of September 30, 2023. This property was sold in October of 2023.

Note 4 — Mortgage Notes Payable, Net

The Company’s mortgage notes payable, net as of September 30, 2024 and December 31, 2023 are as follows:

		Outstanding Loan Amount
				Effective
	Encumbered	September 30,	December 31,	Interest	Interest
Portfolio	Properties	2024	2023	Rate	Rate	Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
9 Times Square (1) (2) (4)	1	49,500	49,500	8.06%	Variable	Jan. 2025
1140 Avenue of the Americas (2)	1	99,000	99,000	4.18%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.59%	Fixed	May 2028
8713 Fifth Avenue (2)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	7	399,500	399,500	4.90%
Less: deferred financing costs, net (3)		(2,662)	(3,798)
Mortgage notes payable, net		$396,838	$395,702
(1)	Formerly fixed as a result of a “pay-fixed” interest rate swap agreement which matured in April 2024. This interest rate swap effectively fixed the mortgage at an annual rate of 3.73% when it was active prior to April 2024.
(2)	These mortgage notes payable are currently either in breach of a debt covenant that may result in further restrictions as specified by the terms of the covenants or a cash sweep events. These covenant breaches or cash sweeps do not result in events of default. For more information please see “Debt Covenant Non-Compliance and Cash Sweep Events” section below.
(3)	Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

(4)	On April 29, 2024, the Company entered into an amendment to the loan agreement that extended the maturity of the loan to October 31, 2024, which the Company further extended to January 31, 2025, pursuant to an option contained in such agreement, at an effective variable interest rate of one-month SOFR plus a spread of 2.60% per annum. The Company has determined to market certain of their properties for sale, including 9 Times Square. This amended agreement allows the Company to begin marketing the property for sale, with the option to extend in the event the property is under contract for sale but has not yet closed at the time of maturity. The Company has executed a purchase and sale agreement to sell the property for a contract price of $63.5 million. For additional information please see Note 3 — Real Estate Investments.

Collateral and Principal Payments

Real estate assets and intangible assets of $481.4 million, at cost (net of below-market lease liabilities), as of September 30, 2024 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2024:

Future Minimum
(In thousands)	Principal Payments
2024 (remainder)	$—
2025 (1)	49,500
2026	99,000
2027	140,000
2028	60,000
2029	51,000
Thereafter	—
Total	$399,500
(1)

On April 29, 2024, the Company entered into an amendment to the loan agreement that extended the maturity of the loan to October 31, 2024, which the Company further extended to January 31, 2025, pursuant to an option contained in such agreement, at an effective variable interest rate of one-month SOFR plus a spread of 2.60% per annum.

Debt Covenant Non-Compliance and Cash Sweep Events

Debt Covenant Non-Compliance

1140 Avenue of the Americas

The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 17 quarters ended September 30, 2024. The principal amount of the loan was $99.0 million as of September 30, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2024 and December 31, 2023 the Company had $3.1 million and $2.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.

8713 Fifth Avenue

The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 17 quarters ended September 30, 2024. The principal amount for the loan was $10.0 million as of September 30, 2024.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

Cash Sweep Events

400 E. 67th Street/200 Riverside Blvd.

The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the nine months ended September 30, 2024, resulting from a near-maturity lease with a major tenant at the property set to expire in the third quarter of 2024. The principal amount for the loan was $50.0 million as of September 30, 2024. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding. A lease sweep period was triggered for the first time in the three months ended June 30, 2024.

Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of September 30, 2024 the Company had $3.1 million, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s consolidated balance sheet. The Company had no swept cash as of December 31, 2023.

9 Times Square

On April 29, 2024, the Company entered a cash sweep period under the non-recourse mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extended the maturity of the loan to October 31, 2024, which the Company further extended to January 31, 2025, pursuant to an option contained in such agreement. The amendment provides that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. As of September 30, 2024 the Company had $25,000 cash retained by the lender in a restricted cash account on the Company’s consolidated balance sheet.

Other Debt Covenants

The Company was in compliance with the remaining covenants under its other mortgage notes payable as of September 30, 2024 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Financial Instruments Measured at Fair Value on a Recurring Basis

Derivative Instruments

The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. We did not have any active derivative instruments as of September 30, 2024. However, until the maturity of the derivative instrument in April 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.

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

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Interest rate “Pay - Fixed” swaps - assets	$—	$400	$—	$400
Total	$—	$400	$—	$400

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Real Estate Investments Measured at Fair Value on a Non-Recurring Basis

Real Estate Investments - Held for Use

The Company recorded an impairment charge on the Company’s 400 E. 67th Street property during the three months ended September 30, 2024. The impairment charge was based on the Company’s estimate of fair market value for the property using a discounted cash flow model. The capitalization rate and discount rate utilized in discounted cash flow model is 6% and 8% respectively.

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		September 30, 2024		December 31, 2023
		Gross		Gross
		Principal		Principal
(In thousands)	Level	Balance	Fair Value	Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$49,500	$49,482	$49,500	$49,265
Mortgage note payable — 1140 Avenue of the Americas (1)	3	99,000	68,828	99,000	69,619
Mortgage note payable — 123 William Street	3	140,000	133,546	140,000	130,463
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage	3	50,000	46,548	50,000	45,442
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,388	10,000	9,193
Mortgage note payable — 196 Orchard Street	3	51,000	46,137	51,000	44,857
Total		$399,500	$353,929	$399,500	$348,839
(1)	The Company recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for its 1140 Avenues of the Americas property. As a result, the Company adjusted the fair value of the property’s mortgage to the current carrying value of the property as of December 31, 2023. For additional information please see Note 3 — Real Estate Investments.

Note 6 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

As of September 30, 2024 the Company no longer uses derivative financial instruments. For the year ended December 31, 2023 the Company used derivative financial instruments, including an interest rate swap, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements was to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company did not utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks,

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company endeavored to only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023.

		September 30,	December 31,
(In thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swap	Derivative asset, at fair value	$—	$400

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated a $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a $49.5 million notional, SOFR based “pay-fixed” interest rate swap. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income. The amount was amortized into interest expense over the term of the hedged item. This interest rate swap expired in April 2024 and as a result, there was no unamortized balance remaining as of September 30, 2024.

The Company did not have any derivatives as of September 30, 2024. As of December 31, 2023, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2023
	Number of	Notional
Interest Rate Derivative	Instruments	Amount
		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$—	$34	$8	$278
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$—	$408	$414	$1,086
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$5,279	$4,739	$15,177	$14,109

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

Gross Amounts Not Offset on the Balance Sheet
			Gross	Net Amounts
			Amounts	of Assets
	Gross	Gross	Offset on	(Liabilities)		Cash
	Amounts of	Amounts of	the	Presented on		Collateral
	Recognized	Recognized	Balance	the Balance	Financial	Received	Net
(In thousands)	Assets	(Liabilities)	Sheet	Sheet	Instruments	(Posted)	Amount
December 31, 2023	$400	$—	$—	$400	$—	$—	400

Note 7 — Stockholders’ Equity

As of September 30, 2024 and December 31, 2023, the Company had 2.7 million and 2.3 million shares of common stock outstanding, respectively, including unvested restricted shares. As of September 30, 2024, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.

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

September 30, 2024

(Unaudited)

Class A Common Stock Issued to the Advisor In Lieu of Cash

Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 9 — Related Party Transactions and Arrangements. There were no shares issued in lieu of cash for asset management and property management services rendered during the three months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023 the Company issued shares in lieu of cash for the asset management and property management fees for a total expense of $1.6 million and $0.5 million, respectively.

The following table shows the shares issued in relation to the advisory and property management agreements as of September 30, 2024 and 2023:

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

Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the nine months ended September 30, 2024 and year ended December 31, 2023, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

As of September 30, 2024, the Company’s ground lease had an average remaining lease term of 42.3 years and a discount rate of 8.6%. As of September 30, 2024, the Company’s balance sheet includes an ROU asset and liability of $54.6 million and $54.6 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For three and nine months ended September 30, 2024, the Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard. For three and nine months ended September 30, 2023, The Company paid cash of $1.2 million and $3.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $3.6 million, respectively, on a straight-line basis in accordance with the standard.

The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the nine months ended September 30, 2024 and 2023.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of September 30, 2024:

Future Base
(In thousands)	Rent Payments
2024 (remainder)	$1,187
2025	4,746
2026	4,746
2027	4,746
2028	4,746
2029	4,746
Thereafter	183,516
Total lease payments	208,433
Less: Effects of discounting	(153,824)
Total present value of lease payments	$54,609

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or know to be contemplated against the Company as of September 30, 2024.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2024, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 9 — Related Party Transactions and Arrangements

As of September 30, 2024 and December 31, 2023, entities wholly owned by AR Global owned 536,252 and 290,937 shares, respectively, of the Company’s outstanding Class A common stock. As of September 30, 2024 and December 31, 2023, Bellevue owned approximately 53.8% and 45.4% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.

During the quarter ended September 30, 2024, as a result of the tender offer, 125,000 shares were tendered to Bellevue for an aggregate cost of approximately $1.4 million, in cash, less any fees, expenses or applicable withholding taxes relating to the tender offer. For additional information see Note 7 - Stockholders’ Equity.

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

September 30, 2024

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

The Advisory Agreement also entitles the Advisor to an incentive variable management fee. Currently and since the year ended December 31, 2021, the variable management fee is equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the nine months ended September 30, 2024 or 2023.

Management Fee Expense

The Company recorded expense of $1.5 million and $4.5 million for the three and nine months ended September 30, 2024, respectively and $1.5 million and $4.5 million for base asset management fees during the three and nine months ended September 30, 2023, respectively. There were no variable management fees incurred in either of these periods. The management fees for the nine months ended September 30, 2024 and 2023 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.

The base asset management fees for the three and nine months ended September 30, 2024 and 2023 were paid in cash, except for such periods discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

The Company incurred approximately $0.5 million and $1.3 million in property management fees during three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.2 million in property management fees during the three and nine months ended September 30, 2023, respectively. These property management fees were paid in cash, except for such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.

Professional Fees and Other Reimbursements

The Company pays directly or reimburses the Advisor monthly in arrears, for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services it provides to the Company under the Advisory Agreement, subject to the following limitations:

●	(a) With respect to administrative and overhead expenses of the Advisor, including administrative and overhead expenses of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services but not including their salaries, wages, and benefits, these costs may not exceed in any fiscal year,
(i)	$0.4 million, or
(ii)	if the Asset Cost (as defined in the Advisory Agreement) as of the last day of the fiscal quarter immediately preceding the month is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal quarter multiplied by (y) 0.10%.
●	(b) With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i)	$3.0 million ($2.6 million before the three months ended March 31, 2024), or
(ii)	if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.

Professional fees and other reimbursement include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Professional fees and other reimbursements for the three and nine months ended September 30, 2024 were $1.0 million and $3.5 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2024 were $0.8 million ($0.8 million were for salaries, wages, and benefits and none related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2024 were $2.9 million ($2.5 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses).

Professional fees and other reimbursements for the three and nine months ended September 30, 2023 were $1.2 million and $3.7 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2023 was $0.8 million ($0.8 million were for salaries, wages, and benefits and none related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2023 was $2.7 million ($2.3 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses).

In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the three and nine months ended September 30, 2024 and 2023 except such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.

Notes Payable to Related Parties

Pursuant to the terms of a promissory note executed during the three months ended June 30, 2024 between the Company and the Advisor, the Company borrowed $0.15 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of June 30, 2024 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 9.39% and would have been callable on or after September 26, 2024. In July 2024, the Company fully repaid the promissory note with cash on hand including interest, which was immaterial. Amounts repaid under the promissory note may not be reborrowed.

Additionally, pursuant to the terms of a promissory note executed during the three months ended September 30, 2024 between the Company and the Advisor, the Company borrowed $0.575 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of September 30, 2024 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 8.63% and would have been callable on or after December 29, 2024. Amounts repaid under the promissory note may not be reborrowed. Subsequent to September 30, 2024, the Company repaid all amounts outstanding

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

under this promissory note with the Advisor with cash on hand including interest, which was immaterial. For additional information please see Note 14 — Subsequent Events.

Summary of Fees, Expenses and Related Payables

The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Payable (receivable) as of
					September 30,	December 31,
(In thousands)	2024	2023	2024	2023	2024	2023
Ongoing fees:
Asset and property management fees to related parties (1)	$1,994	$1,882	$5,824	$5,754	$226	$20
Professional fees and other reimbursements (2)	996	1,171	3,466	3,699	—	—
Total related party operation fees and reimbursements	$2,990	$3,053	$9,290	$9,453	$226	$20
(1)

During the nine months ended September 30, 2024 and 2023, approximately $1.6 million and $0.5 million, respectively, of this expense was for the asset and property management fees paid in shares of the Company’s Class A common stock (see above) in lieu of cash.

(2)

Amounts for the three and nine months ended September 30, 2024 and 2023 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

September 30, 2024

(Unaudited)

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

In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of September 30, 2024 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

During the quarter ended September 30, 2024, the Company issued 21,216 restricted shares as part of the annual award by the Company to the Company’s board of directors. These restricted shares issued to the board of directors will vest in 20% increments on each of the first five anniversaries of the respective grant dates.

The following table displays restricted share award activity during the nine months ended September 30, 2024:

	Number of	Weighted-Average
	Restricted Shares	Issue Price
Unvested, December 31, 2023	36,198	$29.37
Granted	85,710	8.73
Vested	(15,522)	20.16
Forfeitures	(953)	65.86
Unvested, September 30, 2024	105,433	$13.62

As of September 30, 2024, the Company had $1.2 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 3.2 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.

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

For accounting purposes, July 19, 2020 was treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the single LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million was recorded over the requisite service period of 3.07 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the three and nine months ended September 30, 2024, the Company did not record any equity-based compensation expense related to the LTIP Units. For the nine months ended September 30, 2023 the Company recorded equity-based compensation expense related to the LTIP Units of $5.3 million. As of August 18, 2023, the total fair value of the LTIP Units has been amortized to expense and no future expense remains. Equity-based compensation expense related to the LTIP Units was recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss.

The LTIP Units issued pursuant to the 2020 OPP could potentially have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

LTIP Units/Distributions/Redemption

The rights of the Advisor as the holder of the LTIP Units were governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units were entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until if, and when, the LTIP Units were earned. Distributions paid on a Class A Unit were equal to dividends paid on a share of Class A common stock and were not subject to forfeiture, even though the LTIP Units were not earned and have been forfeited. If the LTIP Units had been earned, the Advisor would have been entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that were earned would have become entitled to receive the same distributions paid on the Class A Units. If the Advisor’s capital account with respect to an earned LTIP Unit had been equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, would have been entitled to convert the LTIP Unit into a Class A Unit, which would have in turn been redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof. For the nine months ended September 30, 2024 and 2023 the Company has not paid any dividends to their common stockholders. Subsequently, the board decided not to declare any further dividends. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared. Because the LTIP Units only receive distributions when the Class A common stock receives dividends, no distributions have been paid since the quarter ended March 31, 2022.

For the nine months ended September 30, 2024 and 2023, the Company did not pay distributions on the LTIP Units. As discussed above, the LTIP Units were automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP.

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

The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of September 30, 2024 and as of December 31, 2023. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).

The effective tax rate was zero for the nine months ended September 30, 2024 and 2023. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2024. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the three and nine months ended September 30, 2024. The Company remains in a net deferred tax asset position with a full valuation allowance as of both September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company had no material uncertain tax positions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders (in thousands)	$(34,482)	$(9,390)	$(133,941)	$(32,047)
Adjustments to net loss attributable to common stockholders	—	—	—	—
Adjusted net loss attributable to common stockholders	$(34,482)	$(9,390)	$(133,941)	$(32,047)
Weighted average shares outstanding — Basic and Diluted	2,551,034	2,288,683	2,464,574	2,205,702
Net loss per share attributable to common stockholders — Basic and Diluted	$(13.52)	$(4.10)	$(54.35)	$(14.53)

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2020 OPP from the numerator. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022. Accordingly, there is no adjustment for the three month period ended September 30, 2024 or 2023 relating to distributions to LTIP Units which are paid in arrears. Accordingly, since the LTIP Units only receive distributions when the Class A common stock receives dividends there were no distributions to the LTIP Units beginning with the distribution that would have been payable for the quarter ended June 30, 2022 and quarterly periods thereafter.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Unvested restricted shares (1)	103,462	34,889	64,467	23,851
LTIP Units (2)	—	261,707	—	420,760
Total weighted-average anti-dilutive common share equivalents	103,462	296,596	64,467	444,611
(1)	There were 105,433 and 35,518 unvested restricted shares outstanding as of September 30, 2024 and 2023, respectively.
(2)	There were no LTIP units outstanding as of September 30, 2024, and 2023, respectively. See Note 11 — Equity-Based Compensation for additional information.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

If dilutive, conditionally issuable shares relating to the 2020 OPP award would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for and nine month periods ended September 30, 2024 and 2023, respectively, based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for nine month periods ended September 30, 2024 because either or both (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at September 30, 2024 and 2023 or (ii) the Company recorded a net loss to common stockholders for all periods presented and any shares conditionally issuable under the LTIPs would be anti-dilutive.

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following

Note Payable to Related Parties

In October 2024, the Company repaid all amounts outstanding under its promissory note with the Advisor, totaling $0.575 million. For more information see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securites Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of American Strategic Investment Co. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “potential,” “predicts,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.

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

Overview

We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of September 30, 2024, we owned seven properties consisting of 1.2 million rentable square feet, acquired for an aggregate purchase price of $783.5 million with an overall occupancy of 85.8%.

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

The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the three and nine months ended September 30, 2024 and 2023, please see Results of Operations — Leasing Activity below.

In addition, beginning in the third and fourth quarters of 2020, the operating results at (i) 1140 Avenue of the Americas, (ii) 9 Times Square, (iii) 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and (iv) 8713 Fifth Avenue properties were negatively impacted, causing covenant non-compliance or cash trap events under the respective non-recourse mortgages for those properties to be triggered. Thus, we have not been able to use excess cash flows, if any, from these properties while the cash trap events are active to fund operating expenses at our other properties and other capital requirements. As of September 30, 2024 two of our mortgages aggregating $109.0 million in principal amount remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section.

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

Properties

The following table presents certain information about the investment properties we owned as of September 30, 2024:

					Remaining
	Acquisition	Number of	Rentable		Lease
Portfolio	Date	Properties	Square Feet	Occupancy	Term (1)
400 E. 67th Street - Laurel Condominium(2)	Sept. 2014	1	58,750	94.2%	2.9
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	12.8
9 Times Square	Nov. 2014	1	167,390	70.6%	6.6
123 William Street	Mar. 2015	1	544,610	89.3%	4.5
1140 Avenue of the Americas	Jun. 2016	1	245,821	79.3%	5.7
8713 Fifth Avenue	Oct. 2018	1	17,500	88.6%	9.8
196 Orchard Street	Jul. 2019	1	60,297	100.0%	10.3
Total portfolio		7	1,155,843	85.8%	5.9
(1)	Calculated on a weighted-average basis as of September 30, 2024, as applicable.
(2)	During the quarter ended September 30, 2024, we had a tenant vacate its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of the term of their existing lease, which is set to expire in the third quarter of 2025.

Results of Operations

Leasing Activity for the Nine Months Ended September 30, 2024

The following table is a summary of our quarterly leasing activity during the nine months ended September 30, 2024:

	Q1 2024	Q2 2024	Q3 2024
Leasing activity:
New leases:
New leases commenced	1	1	3
Total square feet leased	8,122	5,284	24,081
Annualized straight-line rent per square foot (1)	$22.16	$70.30	$59.28
Weighted-average lease term (years) (2)	1.2	3.2	5.3

Terminated or expired leases:
Number of leases terminated or expired	—	1	2
Square feet	—	12,183	21,438
Annualized straight-line rent per square foot (1)	$—	$5.96	$61.31
(1)	Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)	The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Leasing Activity for the Nine Months Ended September 30, 2023

The following table is a summary of our quarterly leasing activity during the nine months ended September 30, 2023:

	Q1 2023	Q2 2023	Q3 2023
Leasing Activity:
New Leases:
New leases commenced	5	4	1
Total square feet leased	19,812	26,778	12,658
Annualized straight-line rent per square foot (1)	$54.18	$55.14	$35.00
Weighted-average lease term (years) (2)	12.7	5.4	1.3

Terminated or Expired Leases:
Number of leases terminated or expired	1	2	1
Total square feet terminated or expired	4,548	7,908	12,658
Annualized straight-line rent per square foot (1)	$44.93	$60.35	$50.79
(1)	Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)	The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Our total overall portfolio occupancy improved as of September 30, 2024 to 85.8% from a total portfolio occupancy of 85.1% as of September 30, 2023 from the following:

●	Occupancy at 9 Times Square improved to 70.6% for the period ended September 30, 2024 as compared to 68.0% for period ended September 30, 2023. This improvement can be attributed to new leases signed during the nine months ended September 30, 2024.
●	Occupancy at 1140 Avenue of the Americas increased to 79.3% for the period ended September 30, 2024 as compared to 74.6% for period ended September 30, 2023. This improvement can be attributed to new leases signed during the nine months ended September 30, 2024..
●	Occupancy at 400 E. 67th Street/200 Riverside Blvd was at 94.2% for the period ended September 30, 2024 as compared to 100% for the period ended September 30, 2023. During the quarter ended September 30, 2024, a tenant located at our 400 E. 67th Street/200 Riverside Blvd vacated its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025.
●	Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended September 30, 2024 and 2023.
●	Occupancy at 8713 Fifth Avenue remained the same at 88.6% as of September 30, 2024 and September 30, 2023.
●	Occupancy at 123 William Street decreased to 89.3% as of September 30, 2024 compared to 92.0% as of September 30, 2023. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the nine months ended September 30, 2024.

Comparison of Three Months Ended September 30, 2024 and 2023

As of September 30, 2024, we owned seven properties, all of which were acquired prior to January 1, 2023. Our results of operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily reflect changes due to leasing activity and occupancy.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $34.5 million for the quarter ended September 30, 2024, as compared to $9.4 million for the quarter ended September 30, 2023. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	$
Revenue from tenants	$15,447	$16,015	$(568)

Operating expenses:
Asset and property management fees to related parties	1,994	1,882	112
Property operating	8,596	8,792	(196)
Impairment of real estate investments	27,817	362	27,455
Equity-based compensation	76	1,208	(1,132)
General and administrative	1,762	1,931	(169)
Depreciation and amortization	4,414	6,499	(2,085)
Total operating expenses	44,659	20,674	23,985
Operating loss	(29,212)	(4,659)	(24,553)
Other income (expenses):
Interest expense	(5,279)	(4,739)	(540)
Other income	9	8	1
Total other expenses	(5,270)	(4,731)	(539)
Net loss before income taxes	(34,482)	(9,390)	(25,092)
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(34,482)	$(9,390)	$(25,092)

Revenue from Tenants

Revenue from tenants decreased slightly to $15.4 million for the three months ended September 30, 2024 as compared to $16.0 million for the three months ended September 30, 2023.

Asset and Property Management Fees to Related Parties

We incurred $2.0 million and $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for both the three months ended September 30, 2024 and 2023. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor was paid in cash for the January, February, June, July, August and September 2024 base management fee, however, the Advisor elected to receive shares in lieu of cash for the March and May 2024 base management fee. Additionally, the Advisor elected to receive shares in lieu of cash for the April property management fee. During the quarter ended September 30, 2024 and September 30, 2023 the Advisor was paid in cash for the base management fee.

Property Operating Expenses

Property operating expenses decreased to $8.6 million for the three months ended September 30, 2024 as compared to $8.8 million for the three months ended September 30, 2023. The decrease in expenses is primarily related to a decrease in maintenance expenses for the three months ended September 30, 2024.

Impairments of Real Estate Investments

During the three months ended September 30, 2024, we recorded an impairment charges of $1.9 million related to our 9 Times Square property. This property is encumbered by a mortgage which had a principal balance of $49.5 million that was set to expire in

October 2024 but has been extended to January 2025. The $1.9 million impairment, which represents the reduction of the carrying value of the property to its estimated fair value as determined by a purchase and sale agreement less selling costs, executed in August 2024, to sell the property pursuant to the terms of the amended mortgage agreement which encumbers the property (as further discussed in Note 3 — Real Estate Investments). We estimate the sale to be consummated no later than January 2025, although there can be no assurance that the sale of this property will occur on its contemplated terms, or at all.

In addition, we recorded an impairment charge of $25.8 million for the three months ended September 30, 2024 on its 400 E. 67th Street property. We determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024 as a result of a near-maturity lease with a major tenant at the property set to expire in the third quarter of 2024. For more information please see Note 4 — Mortgage Notes Payable, Net.

During the three months ended September 30, 2023, we recorded impairment charges of $0.4 million related to our 421 W. 54th Street - Hit Factory property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of September 30, 2023. This property was sold in October 2023.

We are currently actively marketing certain properties for sale, and as a part of that process, we continue to monitor the properties for potential impairment.

Equity-Based Compensation

Equity-based compensation decreased to $0.1 million for the three months ended September 30, 2024 as compared to $1.2 million for the three months ended September 30, 2023. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted to the Advisor in August 2020 (the “2020 OPP”). The 2020 OPP expired on August 18, 2023. The three months ended September 30, 2023 contained $1.1 million of equity-based compensation expenses related to the 2020 OPP, whereas the three months ended September 30, 2024 did not contain any amortization related to the 2020 OPP. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.

General and Administrative Expenses

General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2024 from $1.9 million for three months ended September 30, 2023. The decrease in general and administrative expenses was primarily attributable to lower legal fees of approximately $0.1 million.

Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $0.8 million ($0.8 million related to salaries, wages, and benefits and none related to administrative and overhead expenses) during the three months ended September 30, 2024 and $0.8 million, ($0.8 million related to salaries, wages, and benefits and none related to administrative and overhead expenses) during the three months ended September 30, 2023.

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

Depreciation and Amortization

Depreciation and amortization expense decreased to $4.4 million for the three months ended September 30, 2024 as compared to $6.5 million for the three months ended September 30, 2023. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to an impairment charge in the second quarter 2024 related to our 9 Times Square property. For more information please see our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Interest Expense

Interest expense increased to $5.3 million for the three months ended September 30, 2024, as compared to $4.7 million for the three months ended September 30, 2023. The increase in interest expense can partially be attributed to the maturity of our $49.5 million notional, SOFR based “pay-fixed” interest rate swap in April 2024. During the three months ended September 30, 2024 and 2023, our weighted-average outstanding debt balance was $399.5 million, and had a weighted-average effective interest rate of 4.90% in each period. All of our mortgage debt was either fixed rate or swapped to fixed rate until the maturity of our interest rate swap secured by our 9 Times Square mortgage loan in April 2024. Upon maturity of the interest rate swap in April 2024, the interest rate on the loan secured by that property reverted to a floating variable interest rate.

Comparison of Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024, we owned seven properties, all of which were acquired prior to January 1, 2021. Changes in our results of operations for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to an increase in occupancy which increased rental revenue for previously vacant spaces.

During the nine months ended September 30, 2024 we entered into a definitive purchase and sale agreement to sell our 9 Times Square property for a contract sales price of $63.5 million. The sale is expected to be consummated no later than January 2025, and the property is classified as held-for-sale on our balance sheet as of September 30, 2024.

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

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $133.9 million for the nine months ended September 30, 2024, as compared to $32.0 million for the nine months ended September 30, 2023. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Nine Months Ended September 30,		Increase
(in thousands)	2024	2023	(Decrease)
Revenue from tenants	$46,681	$47,331	$(650)

Operating expenses:
Asset and property management fees to related parties	5,824	5,754	70
Property operating	25,439	25,566	(127)
Impairment of real estate investments	112,541	513	112,028
Acquisition and transaction costs	—	—	—
Equity-based compensation	316	5,712	(5,396)
General and administrative	6,526	7,551	(1,025)
Depreciation and amortization	14,826	20,200	(5,374)
Total operating expenses	165,472	65,296	100,176
Operating loss	(118,791)	(17,965)	(100,826)
Other income (expenses):			—
Interest expense	(15,177)	(14,109)	(1,068)
Other income	27	27	—
Total other expense	(15,150)	(14,082)	(1,068)
Net loss before income taxes	(133,941)	(32,047)	(101,894)
Income tax expense	—	—	—
Net loss and net loss attributable to common stockholders	(133,941)	(32,047)	(101,894)

Revenue from Tenants

Revenue from tenants decreased to $46.7 million for the nine months ended September 30, 2024, from $47.3 million for the nine months ended September 30, 2023. The decrease was primarily the result of lower reimbursable operating expenses in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Asset and Property Management Fees to Related Parties

Fees for asset and property management services paid to our Advisor and Property Manager were $5.8 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager. The Advisor was paid in cash for the January, February, June, July, August and September 2024 base management fee, however, the Advisor elected to receive shares in lieu of cash for the March and May 2024 base management fee. Additionally, the Advisor elected to receive shares in lieu of cash for the April property management fee for the nine months ended September 30, 2024. The Advisor elected to receive shares in lieu of cash for the January 2023 base management fee, however the remainder of the management fees in the nine months ended September 30, 2023 were paid in cash. For accounting purposes these shares are issued using the closing price on date of issuance and the related expense was $1.6 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Property Operating Expenses

Property operating expenses decreased $0.2 million to $25.4 million for the nine months ended September 30, 2024 as compared to $25.6 million for the nine months ended September 30, 2023. The decrease can be attributed to lower repairs and maintenance and utility expenses for the nine months September 30, 2024.

Impairments of Real Estate Investments

During the nine months ended September 30, 2024, we recorded impairment charges of $86.6 million related to our 9 Times Square property. This property is encumbered by a mortgage with a principal balance of $49.5 million that was set to expire in April 2024 but has been extended to January 2025. The $86.6 million impairment, which represents the reduction of the carrying value of the property to its estimated fair value as determined by a purchase and sale agreement less selling costs, executed in August 2024, to sell the property, pursuant to the terms of the amended mortgage agreement which encumbers the property (as further discussed in Note 4 — Mortgage Notes Payable, Net). We estimate the sale to be consummated no later than January 2025, although there can be no assurance that the sale of this property will occur on its contemplated terms, or at all.

In addition, we recorded impairment charges of $25.8 million for the nine months ended September 30, 2024 on its 400 E. 67th Street property. We determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024 as a result of a near-maturity lease with a major tenant at the property set to expire in the third quarter of 2024. For more information please see Note 4 — Mortgage Notes Payable, Net.

During the nine months ended September 30, 2023, we recorded impairment charges of $0.4 million related to our 421 W. 54th Street - Hit Factory property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of September 30, 2023. This property was sold in October of 2023.

We are currently actively marketing certain properties for sale, and as a part of that process, we continue to monitor the properties for potential impairment.

Equity-Based Compensation

Equity-based compensation decreased to $0.3 million for the nine months ended September 30, 2024, as compared to $5.7 million for the nine months ended September 30, 2023. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted under the 2020 OPP. The 2020 OPP expired on August 18, 2023. The nine months ended September 30, 2023 contained $5.3 million of equity-based compensation expenses related to the 2020 OPP, whereas the nine months ended September 30, 2023 did not contain any amortization related to the 2020 OPP. See Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the 2020 OPP and restricted shares of common stock.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million to $6.5 million for the nine months ended September 30, 2024 compared to $7.6 million for the nine months ended September 30, 2023. The decrease was primarily due to (i) lower legal fees of approximately $0.7 million, (ii) a decrease of $0.3 million in miscellaneous general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.9 million ($2.5 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses) during the nine months ended September 30, 2024 and were $2.7 million ($2.3 million were for salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses) during the nine months ended September 30, 2023.

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

Depreciation and Amortization

Depreciation and amortization expense decreased to $14.8 million for the nine months ended September 30, 2024, compared to $20.2 million for the nine months ended September 30, 2023. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to impairment charges in the nine months ended September 30, 2024 related to our 9 Times Square property. For more information please see our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Interest Expense

Interest expense increased to $15.2 million for the nine months ended September 30, 2024 as compared to $14.1 million for the nine months ended September 30, 2023. The increase in interest expense can partially be attributed to the maturity of our $49.5 million notional, SOFR based “pay-fixed” interest rate swap in April 2024. During the nine months ended September 30, 2024 and 2023, our weighted average outstanding debt balance was $399.5 million, respectively, and had a weighted-average effective interest rate of 4.90% in each period. All of our mortgage debt was either fixed rate or swapped to fixed rate until the maturity of our interest rate swap secured by our 9 Times Square mortgage loan in April 2024. Upon maturity of the interest rate swap in April 2024, the interest rate on the loan secured by that property reverted to a floating variable interest rate.

Cash Flows from Operating Activities

The following table represents a reconciliation of our net cash provided by (used in) operations from our net loss for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
Cash flows from operating activities:
Net loss	$(133,941)	$(32,047)	$(101,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,826	20,200	(5,374)
Amortization of deferred financing costs	1,136	1,157	(21)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(331)	(45)	(286)
Equity-based compensation	316	5,712	(5,396)
Management fees paid/reinvested in common stock by the Advisor	1,610	485	1,125
Impairments of real estate investments	112,541	513	112,028
Changes in assets and liabilities:			—
Straight-line rent receivable	225	(787)	1,012
Straight-line rent payable	81	81	—
Prepaid expenses, other assets and deferred costs	1,812	(1,710)	3,522
Accounts payable, accrued expenses and other liabilities	4,993	2,846	2,147
Deferred revenue	36	(337)	373
Net cash provided by (used in) operating activities	3,304	(3,932)	$7,236

The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Cash Flows from Investing Activities

The following table represents a reconciliation of our net cash provided by (used in) investing activities for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
Cash flows from investing activities:
Capital expenditures	(925)	(3,209)	$2,284
Net cash provided by (used in) investing activities	(925)	(3,209)	$2,284

Cash Flows from Financing Activities

The following table represents a reconciliation of our net cash provided by (used in) financing activities for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	725	—	725
Repayments of notes payable to related parties	(150)	—	(150)
Proceeds from issuance of common stock, net	—	—	—
Proceeds from Rights Offering, net (see Note 7)	—	4,059	(4,059)
Redemption of fractional shares of common stock and restricted shares	—	(24)	24
Common stock shares withheld upon vesting of restricted shares	—	(10)	10
Net cash provided by (used in) financing activities	575	4,025	(3,450)

Liquidity and Capital Resources

Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended September 30, 2024.

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2024 we had cash and cash equivalents of $5.2 million as compared to $5.3 million for the year ended December 31, 2023. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $15.8 million as of September 30, 2024.

We had restricted cash of $10.5 million as of September 30, 2024 as compared to $7.5 million as of December 31, 2023. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $3.1 million and $2.5 million, as of September 30, 2024 and December 31, 2023, respectively, and the remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2024.

Segregated Cash Accounts - Loan Covenant Breaches

The continuing adverse economic impacts since the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from these properties to fund operating expenses at our other properties and other capital requirements during the quarter ended September 30, 2024.

As of September 30, 2024, we are operating under two cash traps at both 1140 Avenue of the Americas and 8713 Fifth Avenue, which together, represent 23% of the rentable square feet in our portfolio as of September 30, 2024. As of September 30, 2024 and December 31, 2023, there was $3.1 million and $2.5 million, respectively, of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. The remaining cash that is classified as restricted cash on the consolidated balance sheet are held in escrow accounts. As of September 30, 2024 our 8713 Fifth Avenue property has not generated excess cash after debt service and there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants.

Additionally, as of September 30, 2024, we are operating under two cash sweeps at our 9 Times Square and 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our consolidated balance sheet. As of September 30, 2024 we had $3.1 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. property. For additional information please see Note 4 — Mortgage Notes Payable to our consolidated financials statements included in this Quarterly Report on Form 10-Q.

Financings

We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $399.5 million less cash and cash equivalents of $5.2 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $567.9 million plus our accumulated depreciation and amortization of $87.9 million. As of September 30, 2024, our net debt was $394.3 million, our gross asset value was $655.8 million and our leverage was 60.1%.

As of September 30, 2024 our gross borrowings totaled $399.5 million, which bore interest at a weighted-average annual rate of 4.90% and had a weighted-average maturity of 2.5 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.

We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.

Mortgage Notes Payable

We had six mortgage loans secured by our seven properties with an aggregate balance of $399.5 million as of September 30, 2024 with a weighted-average effective interest rate of 4.90%. All our mortgage loans bear interest at a fixed rate, except for our 9 Times Square mortgage note payable which bears interest at an annual variable interest rate of 30-day SOFR plus 2.60%. The 9 Times Square mortgage note was effectively fixed at 3.73% by an interest rate swap derivative instrument prior to its maturity in April 2024.

There are no future scheduled principal payments on our mortgage notes payable for the remainder of 2024. In October 2024 we exercised the option in the 9 Times Square mortgage note to extend the maturity of this mortgage note payable to January 2025. This loan had a principal balance of $49.5 million. Unless the 9 Times Square mortgage note payable is further extended, we would not have any future scheduled principal payments for the year ended December 31, 2025.

Debt Covenant Non-Compliance

1140 Avenue of the Americas

We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 17 quarters ended September 30, 2024. The principal amount of the loan was $99.0 million as of September 30, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of September 30, 2024 and December 31, 2023 we had $3.1 million and $2.5 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.

8713 Fifth Avenue

We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 17 quarters ended September 30, 2024. The principal amount for the loan was $10.0 million as of September 30, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred and thus no cash has ever been trapped related to this property.

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

Cash Sweep Events

400 E. 67th Street/200 Riverside Blvd.

We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the nine months ended September 30, 2024, resulting from a near-maturity lease with a major tenant at the property set to expire in the third quarter of 2024. The principal amount for the loan was $50.0 million as of September 30, 2024. Under the loan agreement, a lease sweep period is triggered when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding. Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral.

As of September 30, 2024 we had $3.1 million retained by the lender in a restricted cash account on our consolidated balance sheet. We may exit the lease sweep period when the major tenant executes a renewal or extension option beyond the terms described above.

9 Times Square

On April 29, 2024, we entered a cash sweep period under the non-recourse mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extends the maturity of the loan from April 2024 to October 2024. The amendment provides that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. As of September 30, 2024, we had $25,000 cash retained by the lender in a restricted cash account on our consolidated balance sheet.

Other Debt Covenants

We were in compliance with the remaining covenants under our other mortgage notes payable as of September 30, 2024, and we continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis revenue recognition continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.

Note Payable to Related Parties

Pursuant to the terms of a promissory note executed during the three months ended June 30, 2024 between us and the Advisor, we borrowed $0.15 million from the Advisor for working capital needs, which was recorded as a note payable to related parties as of June 30, 2024 on our consolidated balance sheet. The promissory note bore interest at an annual rate of 9.39% and would have been callable on or after September 26, 2024. In July 2024, we fully repaid all amounts outstanding under the promissory note. Amounts repaid under the promissory note may not be reborrowed.

Additionally, pursuant to the terms of a promissory note executed during the three months ended September 30, 2024 between us and the Advisor, we borrowed $0.575 million from the Advisor for working capital needs. We recorded this borrowing as a note payable to related parties as of September 30, 2024 on our consolidated balance sheet. The promissory note bore interest at an annual rate of 8.63% and would have been callable on or after December 29, 2024. Subsequent to September 30, 2024, we repaid all amounts outstanding under its promissory note with the Advisor with cash on hand including interest, which was immaterial. Amounts repaid under this promissory note may not be reborrowed. For additional information please see Note 14 — Subsequent Events.

Assets Held For Sale

During the quarter ended September 30, 2024 we entered into a definitive purchase and sale agreement to sell our 9 Times Square property for a contract sales price of $63.5 million. The sale is expected to be consummated no later than January 2025 and is classified as held for sale on our balance sheet as of September 30, 2024.

During the quarter ended September 30, 2023, we entered into a definitive purchase and sale agreement to sell our 421 W. 54th Street - Hit Factory property for $4.5 million. On October 12, 2023 we sold the property for $4.5 million and realized net proceeds of $4.2 million.

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

Related Party Payments Made with Common Stock Issuances in Lieu of Cash

During the year ended December 31, 2023 and the nine months ended September 30, 2024, we were also able to preserve cash through an arrangement with our Advisor. Pursuant to the Advisory Agreement, the Advisor has the option to elect to receive shares of our common stock in lieu of cash for the asset management, property management, and administrative services it provides us with. For the months described below, the Company paid related party fees in shares in lieu of cash. For more information see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

A summary of amounts invested by the Advisor or Bellevue during the months ended September 30, 2024 and the year ended December 31, 2023 is as follows:

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

Dividend Policy

Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through September 30, 2024. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.

Leasing Activity and Occupancy

We had an decrease in occupancy level to 85.8% across our portfolio as of September 30, 2024, as compared to 86.7% as of December 31, 2023. The changes in occupancy were as follows:

●	Occupancy at 9 Times Square decreased to 70.6% as of September 30, 2024 as compared to 71.2% as of December 31, 2023. The decrease was primarily due to a lease amendment and relocation of a tenant to a smaller suite.
●	Occupancy at 123 William Street decreased to 89.3% as of September 30, 2024 compared to 91.4% as of December 31, 2023. The decrease in occupancy was due to a lease amendment and a tenant occupying less space during the nine months ended September 30, 2024.
●	Occupancy at 1140 Avenue of the Americas increased to 79.3% as of September 30, 2024 as compared to 77.1% as of December 31, 2023. The increase in occupancy was the result of a new lease signed in the nine months ended September 30, 2024
●	Occupancy at 400 E. 67th Street/200 Riverside Blvd. was at 94.2% as of September 30, 2024 as compared to 100% as of December 31, 2023. During the quarter ended September 30, 2024, a tenant located at our 400 E. 67th Street/200 Riverside Blvd property vacated its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025.
●	Occupancy at our property located at 196 Orchard Street remained the same at 100% as of September 30, 2024 and December 31, 2023.
●	Occupancy at 8713 Fifth Avenue remained the same at 88.6% as of September 30, 2024 and December 31, 2023.

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

Capital Expenditures

For the nine months ended September 30, 2024, we funded an aggregate of $0.9 million of capital expenditures primarily for tenant and building improvements at 123 William Street, 9 Times Square, 1140 Avenue of the Americas, and 8713 Fifth Avenue. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.

We expect the amount we invest in capital expenditures during the full year ending December 31, 2024, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2023. However, this could change if management deems necessary. We funded our capital expenditures during the three months ended September 30, 2024 with cash on hand consisting of proceeds from previous offerings/financings and, cash retained from the Advisor by electing to receive shares of our Class A common stock in lieu of cash for its base management fee for March 2024.

Acquisitions and Dispositions

To further augment our liquidity, we may also further dispose of properties. We had no acquisitions or dispositions during the three or nine months ended September 30, 2024 or 2023, other than the activity described below.

We have executed one purchase and sale agreement, pursuant to the terms of an amendment to the mortgage note payable which encumbers the property, to dispose of our 9 Times Square property for a contract purchase price of $63.5 million, which we expect to occur no later than January 2025. We evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on our accounting policies. As a result, the asset is presented on the assets held for sale line item on our consolidated balance sheet as of September 30, 2024.

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

The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the three months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(34,482)	$(9,390)	$(133,941)	$(32,047)
Interest expense	5,279	4,739	15,177	14,109
Tax expense (benefit)	—	—	—	—
Depreciation and amortization	4,414	6,499	14,826	20,200
EBITDA	(24,789)	1,848	(103,938)	2,262
Impairment of real estate investments	27,817	362	112,541	513
Equity-based compensation	76	1,208	316	5,712
Other income	(9)	(8)	(27)	(27)
Management fees paid in common stock to the Advisor in lieu of cash	—	—	1,610	485
Adjusted EBITDA	$3,095	$3,410	$10,502	$8,945

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

Inflation

We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.4%. To help mitigate the adverse impact of inflation, approximately 82% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.1% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of September 30, 2024, based on straight-line rent, approximately 82% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 18% do not contain any escalation provisions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk during the nine months ended September 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended and we direct your attention to those risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended September 30, 2024 none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, and defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Composite Articles of Amendment and Restatement
3.2 (1)	Second Amended and Restated Bylaws of American Strategic Investment Co.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith
+	Furnished herewith
(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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

Dated: November 12, 2024