Form 10-K
period 2024-12-31
American Strategic Investment Co.
filed 2025-03-19
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $12.8 million based on the closing sales price on the New York Stock Exchange as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 14, 2025, the registrant had 2,634,355 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2024

i

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2024

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
ii

PART I
Item 1. Business
Overview
We were incorporated in the State of Maryland on December 19, 2013. We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of December 31, 2024, we owned six properties consisting of approximately 1.0 million rentable square feet.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”). As a result, on January 9, 2023, our board of directors (the “Board”) authorized termination of our REIT election which became effective as of January 1, 2023. Historically, we had filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each subsequent taxable year ending on or before the year ended December 31, 2022.
In furtherance of this strategy, we initiated the sale of certain properties in 2024 to reduce the leverage and generate capital for diversification efforts. On December 18, 2024, our wholly-owned subsidiary, ARCNYC570SEVENTH, LLC, consummated the sale of the 9 Times Square Midtown Manhattan property (“9 Times Square”) to 9 Times Square Acquisitions, LLC, pursuant to that certain purchase and sale agreement, dated August 1, 2024, as amended on November 19, 2024. The 9 Times Square was sold for a gross purchase price of $63.5 million. See “Item 2. Properties.”
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our Board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of Class A common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K (our “2024 Financial Statements”). Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.”
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
Tenants and Leasing
Our portfolio features a diverse tenant mix across six mixed-use office and retail condominium buildings primarily located in Manhattan. As of December 31, 2024, on a weighted-average basis based on annualized straight-line rent, 28% of our tenants were in the financial services sector, 17% of our tenants were in the government/public administration sector, 10% of our tenants were in the retail sector, and no other sector accounted for more than 10%. As of December 31, 2024 and 2023, respectively, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. In addition, our top 10 tenants (measured based on rental income on a straight-line basis for the year ended December 31, 2024) are 55% actual investment grade rated and 22% implied investment grade rated. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. The term “parent" for these purposes includes any entity, including any governmental entity, owning more than 50% of the voting stock in a tenant.
We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2024, our portfolio was 80.8% occupied with a weighted average remaining lease term of 6.3 years. See “Leasing/Occupancy” section in Item 7A.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Our business is generally not seasonal.
Financing Strategies and Policies
In the year ended December 31, 2024 and other recent years, our primary source of capital has been cash on hand, which includes excess proceeds from property-level financings secured by certain of our properties. The net cash provided by our operations has not been sufficient to fund operating expenses and other capital requirements during the years ended December 31, 2024, 2023 and 2022.
During the year ended December 31, 2024 other sources of capital included (i) the sale of the 9 Times Square for a gross purchase price of $63.5 million, and (ii) the issuance of shares of our Class A common stock in lieu of cash for our asset management fee, property management fee and general and administrative fee which are payable to our Advisor on a monthly basis. For more detailed information on these transactions, please see Note 3 — Real Estate Investments, Note 8 — Stockholders’ Equity and Note 10 — Related Party Transactions to our 2024 Financial Statements.
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
Impact of COVID-19 and Changing In-Office Working Arrangements on the New York City Real Estate Market
New York City, where all of our properties are located, was among the hardest hit locations in the country by the COVID-19 pandemic and fully reopened on March 7, 2022. While the COVID-19 pandemic has subsided, not all tenants have fully resumed operations and the New York City real estate market continues to be challenged as a result of the impact the COVID-19 pandemic had on the changing nature of in-office working arrangements.

Our portfolio is primarily comprised of office and retail tenants. We have collected 100% of cash rent due across our entire portfolio for the three months December 31, 2024 (based on annualized straight-line rent as of December 31, 2024). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future. For additional information on the past and ongoing impacts of COVID-19 on our business as well as managements actions, see “Management Update on the Continuing Adverse Economic Impacts Since the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Organizational Structure
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, New York City Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. In an effort to preserve our operating cash, we have issued shares of our Class A common stock in lieu of cash to our Advisor and Property Manager as payment for providing services to us. For additional information, please see Note 10 — Related Party Transactions to our 2024 Financial Statements.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for the period commencing with our taxable year ended December 31, 2014 through our taxable year ended December 31, 2022. As discussed above, we revoked that election effective as of January 1, 2023. Accordingly, we are now a corporation primarily subject to taxation under the provisions of subchapter C of the Code, a “taxable C corporation,” beginning with the taxable year ending December 31, 2023. We believe that, during the period commencing with our taxable year ended December 31, 2014 through December 31, 2022, we were organized and operated in a manner so that we qualified as a REIT. To qualify as a REIT during that period, we were required, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal to net income as calculated in accordance with generally accepted accounting principles (“GAAP”)) determined without regard for the deduction for dividends paid and excluding net capital gains, and we were required to comply with a number of other organizational and operational requirements. As long as we qualified as a REIT, we generally were not subject to federal corporate income tax on the portion of our REIT taxable income that we distributed to our stockholders.
As a taxable C corporation, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. In addition, we generally will be disqualified from treatment as a REIT for the four taxable years following the year in which we revoked our REIT election. This action may reduce our net earnings available for investment or distribution to stockholders because of an additional income tax liability. Further, any cash distributions we pay to our stockholders will be taxed as dividend income under U.S. federal income tax law, to the extent attributable to our current accumulated earnings and profits, and not at rates applicable to dividends paid by REITs. To the extent we generate taxable income going forward, we may be able to limit the tax on our income through the use of net operating loss carryforwards or “NOLs”. However, because of our recent operating history of taxable losses from our results of operations, we are not able to conclude that it is more likely than not we will realize the future benefit of our NOLs; thus we have provided a 100% valuation allowance as of December 31, 2024.
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
Regulations - Environmental and Related Matters
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in the year ended December 31, 2024 and do not expect that we will be required to make any such material capital expenditures during the year ending December 31, 2025.
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

Summary Risk Factors
•Our real estate assets are located in the New York City area and, therefore, our business is particularly vulnerable to an economic downturn in New York City, including trends that reduce demand for office real estate or risks that affect the general and New York City retail environments.
•Risks related to operating businesses that are not REIT qualifying assets and being classified as a taxable C corporation.
•Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.
•Our ability to maintain effective system of internal control over financial reporting.
•Certain periods of our unaudited financial statements were required to be restated or revised as a result of management identifying and reporting a material weakness in our internal control over financial reporting for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.
•There is no assurance that we will restart paying cash dividends.
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
•Our ability to maintain or increase rental rates, and to renew leases with current tenants or enter into new leases with new tenants at competitive rental rates.
•We may change our targeted investments without stockholder consent, and our strategy to acquire assets opportunistically involves a higher risk of loss than more conservative investment strategies.
•Risks related to our relatively small asset base and the high concentration of our total assets in two large individual real estate assets, including the reliance on three major tenants.
•We may incur additional risks from acquisition or origination of real estate debt or investment in real estate-related securities issued by real estate market participants.
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
All of the real estate assets we own are located in the New York City area. We are subject to risks generally inherent in concentrating investments in a certain geographic area. These risks resulting from a lack of diversification become greater in downturns. The economy and real estate market in New York City were negatively impacted by the COVID-19 pandemic and continues to be challenged as a result of the impact the COVID-19 pandemic had on the changing nature of in-office working arrangements. A further downturn in New York City’s economy for any reason such as employee layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes (or limits on tax deductibility), costs of complying with governmental regulations or increased regulation, in a submarket within New York City or in the overall national economy could reduce demand for office or retail space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. Any sustained period of increased non-payment, delinquencies or losses caused by adverse market or economic conditions in New York City or in the overall national economy could adversely affect the value of our assets, revenues, results of operations and financial condition.
We have no operating history with businesses that are not REIT qualifying assets. We cannot make any assurance that our new business plan will be successfully implemented.
For the year ended December 31, 2022, we announced our intention to expand the scope of the assets and businesses we may acquire and operate. We may acquire other assets and operating businesses such as hotels, expand our co-working office space business and seek to invest in and operate businesses such as hotel or parking lot management companies. Excluding hotels, these assets do not generate REIT-qualifying income and are operating businesses. There is no assurance that we will be able to identify and acquire other assets or operating businesses at acceptable prices, if at all or that we will be able to operate the asset and businesses in a profitable fashion. Further, we may acquire assets in areas outside of New York City which will, among other things, expose us to risks and economic uncertainties in these new areas. We may not be able to effectively manage or adjust for these risks and economic uncertainties, and our business may be adversely affected if we do not manage these challenges successfully.
Moreover, there is no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will be realized or that we will be able to use existing or future NOLs to offset future taxable income, if any. Our federal NOLs totaled $298.8 million as of December 31, 2024. A portion of these federal NOLs will begin to expire during 2035. Likewise, a portion of the NOL carryforward may be limited in its use due to certain portions of the Code, including but not limited to Section 382 which imposes an annual limit on the amount of NOLs and net capital loss carry forwards that the Company may use to affect future taxable income.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our Class A common stock. The additional reporting and other obligations resulting from any material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities and may impact investor perceptions.
Certain of our unaudited financial statements for the three and six months ended June 30, 2022 were required to be restated and our management and audit committee identified a material weakness in our internal control over financial reporting.
In November 2022, our management and audit committee concluded that our previously issued unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2022 (the “Interim Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 (the “Q2 2022 10-Q”), were materially misstated. Management and the audit committee concluded that these Interim Financial Statements should no longer be relied upon. We filed an amendment to the Q2 2022 10-Q on November 14, 2022 in order to correct the errors by (i) restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2022, and (ii) revising our previously issued unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2022.

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
As of December 31, 2024 and 2023, we had cash and cash equivalents and restricted cash of $18.9 million and $12.8 million, respectively. Under the guarantee of certain recourse liabilities under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash, cash equivalents and restricted cash) of $10.0 million. This minimum net worth and cash requirement impacts our ability to fund our other cash needs. In the years ended December 31, 2024 and 2023, the net cash provided by our property operations were not alone sufficient to fund operating expenses and other capital requirements. Our principal sources of cash in recent periods has been cash on hand from prior financings or from offerings of our Class A common stock including proceeds from the Rights Offering.
General economic conditions such as persistently high inflation and interest rates and the impact the COVID-19 pandemic had on the changing nature of in-office working arrangements on the New York City real estate market, which led, for example, to a slow return of persons to their offices may cause certain of our tenants to be unable to make rent payments to us timely, or at all, reducing the amount of cash generated from our operations and therefore our ability to fund operating expenses and other capital requirements. We have also experienced lease terminations, including the terminations in January 2021 due to the bankruptcy of Knotel, a co-working company that was previously the second largest tenant in our portfolio based on annualized straight-line rent as of September 30, 2020 which occupied several floors at the 9 Times Square and 123 William Street properties. There can be no assurance that we will be able to recover on any of the claims we have against Knotel. Funding our cash needs from cash on hand or the other sources mentioned above reduces the amount of capital available for other uses, including acquisitions and capital expenditures, which limits our financial and operating flexibility and could adversely affect our business.

Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the performance of our tenants and our business. Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our properties decline. When these cash traps are active, any excess cash flows are restricted to the specific property and are unable to be used for other purposes, such as expenses on capital improvements at other properties. This could affect our liquidity and our ability to make distributions to our stockholders. As of December 31, 2024, much of our cash was restricted due to the operation of three cash traps (1140 Avenue of the Americas, 400 E. 67th Street and 8713 Fifth Avenue), which together, represent 32.6% of the rentable square feet in our portfolio as of December 31, 2024. Also, we had $1.6 million of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2024, resulting from the breach of covenants under loan agreements secured by our 1140 Avenue of the Americas property. Due to this covenant breach all cash generated, if any, at our 1140 Avenue of Americas property is required to be held in a segregated account unavailable to us until the covenant breach is cured. Our 8713 Fifth Avenue property has not generated excess cash after debt service and as of December 31, 2024 there is no related cash maintained in a segregated and restricted cash account for that property. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Breaches of loan covenants have reduced the cash available to us and further breaches will limit our ability to access cash generated by these properties (see — “We have been in breach of several of our mortgage loan covenants for multiple quarters”). There is no assurance that we will be able to cure any breaches of any of our mortgage loan covenants on favorable terms or at all and access the excess cash generated by these properties, if any. Our ability to increase the cash flow from our properties in amounts necessary to cure the covenant breaches and otherwise generate excess cash from our properties that may be used to satisfy our capital needs will depend on the success of our leasing initiatives. We may not be able to lease all or any portion of our currently vacant space, and we may experience additional terminations. Renewals and new leases have been and in the future may be, at lower rental rates.
If we are not able to generate sufficient cash from operations, we will need to generate funds from outside sources to meet our capital requirements. However, there can be no assurance that we will be able to do so. Equity or debt capital may not be available to us on favorable terms, or at all. We do not have a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance that we would be able to obtain corporate-level financing on favorable terms, or at all. Any future indebtedness we may incur may impose restrictions on us that affect our ability to pay dividends and other distributions as well as other restrictions, including financial covenants, which would decrease our operating and financial flexibility and our ability to achieve our operating objectives.
The issuance of additional shares of our Class A common stock, including pursuant to our Common Stock ATM Program, if resumed, could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock could dilute the interests of the holders of our Class A common stock and affect our ability to pay dividends on our Class A common stock in the future.
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
We are generally responsible for funding any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. Our cash, cash equivalents and restricted cash as of December 31, 2024 includes a significant amount of restricted cash, which may not be available to make tenant improvements or satisfy our capital needs, and if we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot fund capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases, which could have a material adverse effect on us.
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance, legal structure and our intent and ability to hold the property. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. Any such impairment could have a material adverse effect on our financial condition and results of operations. During the year ended December 31, 2024 we have incurred impairment charges of $112.5 million.
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
The impact of the COVID-19 pandemic evolved rapidly and resulted in a decrease in economic activity particularly in the New York City area. The COVID-19 pandemic has had a potentially long-term negative impact on New York City real estate market due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. Presently, because substantially all of our income derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, consummate future property acquisitions and pay dividends and other distributions to our stockholders has been and will continue to be adversely affected if a significant number of tenants are unable to meet their obligations to us. Certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, or funding, operational failures, or for other reasons.
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
As of December 31, 2024, our portfolio consisted of six properties, and the two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 80% of the total rentable square footage in our portfolio and 77% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our Class A common stock.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2024, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
City National Bank	9.6%
Planned Parenthood Federation of America, Inc.	7.5%
Equinox	6.4%
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
The ongoing Russia-Ukraine conflict may adversely impact our business operations and financial performance.
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and, until recently, the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The ongoing conflict and the resulting geopolitical instability can adversely impact our business operations and financial performance. These factors may also result in the weaking of the financial condition of a significant tenant or a number of smaller tenants, which could adversely impact their ability to timely pay rent. Our revenues is largely dependent on the success and economic viability of our tenants and, as a result, our financial condition and results of operations may be adversely affected.

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
We may be unable to renew leases or re-lease space on favorable terms or at all as leases expire.
Approximately 42% of our leases (based on annualized straight-line rent) expire over the next five years. We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. While we are working to identify and enter into leases with additional new tenants to replace Knotel, which filed for bankruptcy and terminated its leases with us in January 2021, and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. For example, annualized straight-line rent per square foot for certain leases, including the leases we have entered into to replace Knotel, are lower than the annualized straight-line rent per square foot under the previous leases. In addition, additional vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
We depend on tenants for our revenue, and accordingly lease terminations, tenant default and bankruptcy have adversely affected and could in the future adversely affect the income produced by our properties.
In addition to the bankruptcy of Knotel, or any guarantor of a tenant’s lease obligations, we could also become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
We may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the purchaser, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow.
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
Our general liability, property and umbrella liability, insurance coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters including as a result of climate change, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
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
Recent increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Actual increases or the perception of increases in inflation could also increase the amount we reimburse our Advisor for our general and administrative expenses and our mortgage interest costs. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the Advisory Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Most of our leases for properties contain fixed rental rate with annual escalation based upon fixed percentage increases while some are based on other measures. Approximately 82% of our leases with our tenants contain rent escalation provisions which increase the amount of cash rent due by an average of 0.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 82% are fixed-rate, and 18% do not contain any escalation provisions. Inflation as measured by the consumer price index for all items as of December 31, 2024 as published by the Bureau of Labor Statistics, was 2.9%. If the rental rate increases continue to lag behind inflation, our net income and cash flow would be negatively impacted. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on them if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.

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
Certain of our properties located in New York City are leased to retail tenants which generated 27% of the annualized straight-line rental income during the year ended December 31, 2024. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, store closures and changing consumer preferences among other things. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.

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
Our properties are subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our financial resources, including cash available to pay distributions.
Risks Related to Our Indebtedness
Our level of indebtedness may increase our business risks.
As of December 31, 2024, we had total outstanding indebtedness of approximately $347.4 million. We do not have any debt maturing in 2025.
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
•making us more vulnerable to economic or industry downturns, including interest rate increases;
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
As of December 31, 2024, we were in breach of covenants under three separate mortgage loans aggregating $159.0 million in principal amount, which are secured by three of our properties: 1140 Avenue of the Americas, 400 E. 67th Street, and 8713 Fifth Avenue. These properties represented, in the aggregate, 33% of the total rentable square feet in our portfolio as of December 31, 2024. These breaches, which have been ongoing for several quarters are described in more detail elsewhere in this Annual Report on Form 10-K (see Note 4 — Mortgage Notes Payable, Net to our 2024 Financial Statements for additional information) require us to hold any excess cash generated by the properties, if any, in a segregated account as additional collateral under the loans. We had $1.6 million, of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2024, resulting from breaches of the mortgage loans secured by our 1140 Avenue of the Americas property. Cash held in these accounts is or was not otherwise available to us to fund operating expenses at our other properties and other capital requirements until the breaches have been cured. There was no cash maintained in segregated cash accounts for our 8713 Fifth Avenue property as of December 31, 2024 since this property had not generated excess cash after debt service. We were also informed by the applicable lender that we were in default under the loan agreements for two of our properties: 1140 Avenue of the Americas and 400 E. 67th Street (as described in the “Notice of Defaults” section in Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources). While we disagree with the lenders and are contesting such notices, there can be no assurance that we will prevail or that the debt for each property will not be accelerated.
In addition, the non-recourse mortgages with respect to our 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue properties are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders until the applicable event triggering the cash sweep has been cured in accordance with the terms of the debt agreement.
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
During the year ended December 31, 2024, the net cash provided by our property operations has not been sufficient to fund operating expenses and other cash requirements. In the event of a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt on our properties, we must identify other sources to fund the interest payments or risk defaulting on the indebtedness. There can be no assurance that these sources will be available in the future.
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
The commercial debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. In addition, interest rates increased during 2022 and 2023 as a result of actions taken by the U.S. Federal Reserve Board which may continue to impact our ability in the future to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital requirements more challenging or expensive. Increases in the overall cost of borrowings, either due to increases in the index rates or due to increases in lender spreads, may negatively impact our ability to refinance existing indebtedness at maturity and we will need to factor increases into pricing and projected returns for any future acquisitions. This may result in lower net income from existing properties and require us to pledge additional collateral for any new or refinanced indebtedness as well as acquisitions generating lower overall economic returns.
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
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate, to the extent that we incur variable rate debt not fixed by swap in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. During that same period the European Central Bank and the Bank of England similarly raised interest rates and implemented fiscal policy interventions responsive to high levels of inflation and recession fears. The Federal Reserve Board cut interest rates in September 2024 and December 2024, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. In addition, further increases in interest rates could make it more difficult for us to refinance our existing debt or require us to sell properties. Increases in interest rates would also impact new or refinanced fixed rate debt, which could adversely affect our business, financial condition, results of operations and liquidity.
Our loan agreements contain restrictive covenants that limit operating and financial flexibility.
Our mortgage loans generally contain covenants that limit the ability of the subsidiaries, holding title to the properties to incur additional indebtedness secured by the properties as well as to incur additional debt, engage in property transfers, make distributions to the OP, and discontinue insurance coverage. We may be required to maintain a minimum net worth and a minimum level of liquid assets. In addition, loan documents may limit our ability to replace property managers or terminate certain leases. Future indebtedness we may incur may also impose restrictions on us that require us to comply with financial covenants, affect our distribution and operating policies or limit our ability to incur additional debt, further mortgage a property, engage in mergers and consolidations, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations decrease our operating and financial flexibility and our ability to achieve our operating objectives. Our failure to comply with restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of debt under such agreements. Any such event of default or acceleration could have a material adverse effect on our business, financial condition and results of operations.
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
Our Board has adopted a stockholder rights plan that will expire in August 2025, unless further extended by our Board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding common stock, subject to certain exceptions (including our Board’s right to grant waivers), each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of Series A Preferred Stock, par value $0.01 per share, of the Company. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Class A common stock without the approval of our Board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Michael Anderson, chief executive officer, and Michael LeSanto, our chief financial officer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor or its affiliates, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability to our Advisor to hire, retain or contract for services or highly skilled managerial, operational and marketing personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding our investments and assets especially real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of skilled personnel due to an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered, which could have a material adverse effect on us.
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
•Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and
•Conduct regular phishing email simulations for all employees.
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
During the reporting period of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected us, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. However, we cannot assure you that we will not experience any such threats or incidents in the future. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K, for additional discussion about cybersecurity-related risks.

Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2024:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy (1)	Remaining Lease Term (2)
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	44.3%	6.3
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	12.5
123 William Street	Mar. 2015	1	544,610	82.3%	4.5
1140 Avenue of the Americas	Jun. 2016	1	245,821	74.1%	6.4
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	9.6
196 Orchard Street	Jul. 2019	1	60,297	100.0%	10.1
		6	988,453	80.8%	6.3
__________
(1)For a discussion of the significant changes in occupancy during the year ended December 31, 2024, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
(2)Calculated on a weighted-average basis as of December 31, 2024, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2024. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2025	$43,695
2026	39,437
2027	36,051
2028	31,383
2029	29,145
2030	26,745
2031	22,269
2032	18,207
2033	15,544
2034	11,956
Thereafter	30,578
Total	$305,010
__________
(1)For a discussion of the significant changes in occupancy during the year ended December 31, 2024, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2024:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Straight-Line Rent (1)	Expiring Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2025	12	$5,778	12.7%	109	13.6%
2026	7	$2,155	4.7%	42	5.2%
2027	9	5,949	13.1%	132	16.5%
2028	9	3,500	7.7%	57	7.2%
2029	4	1,785	3.9%	32	4.0%
2030	5	2,919	6.4%	55	6.8%
2031	8	6,234	13.7%	111	13.9%
2032	2	352	0.8%	6	0.7%
2033	8	4,967	10.9%	47	5.8%
2034	4	3,425	7.5%	30	3.8%
Thereafter	14	$8,348	18.6%	180	22.5%
Total	82	$45,412	100.0%	801	100.0%
__________
(1)Includes tenant concessions, such as free rent, as applicable. For a discussion of the significant changes in occupancy during the year ended December 31, 2024, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.

Tenant Concentration
There were no tenants whose rentable square footage represented greater than 10.0% of total portfolio rentable square footage as of December 31, 2024.
As of December 31, 2024, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized
City National Bank	9.6%
Planned Parenthood Federation of America, Inc.	7.5%
Equinox	6.4%
See also “Item 1A. Risk Factors - Risks Related to Our Properties and Operations - We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.” in this Annual Report on Form 10-K.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the properties located at 123 William Street, 1140 Avenue of the Americas and 196 Orchard Street represent greater than 10% of our total portfolio. As of December 31, 2024, our two largest assets, 123 William Street and 1140 Avenue of the Americas, aggregated approximately 80% of the total rentable square footage in our portfolio and 77% of annualized straight-line rent. See also “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The tenant concentrations of the properties located at 123 William Street, 1140 Avenue of the Americas and 196 Orchard Street are summarized below:
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2024:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc.	68,240	15.2%	Jul. 2031	6.6	1 - 5 year option	$3,388	16.4%
The City of New York - The Department of Youth and Community	40,610	9.1%	Dec. 2037	13.01	1 - 5 year option	$2,215	10.7%
__________
(1)Remaining lease term in years as of December 31, 2024.
(2)Annualized rental income on a straight-line basis as of December 31, 2024, which includes tenant concessions such as free rent, as applicable.

1140 Avenue of the Americas
The following table lists the tenants at 1140 Avenue of the Americas whose annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2024:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1140 Avenue of the Americas	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 1140 Avenue of the Americas
						(In thousands)
City National Bank	35,643	19.6%	June. 2033	8.5	None	$4,356	30.7%
__________
(1)Remaining lease term in years as of December 31, 2024.
(2)Annualized rental income on a straight-line basis as of December 31, 2024, which includes tenant concessions such as free rent, as applicable.
196 Orchard Street
The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2024:

Tenant	Rented Square Feet	Rented Square Feet as a % of 196 Orchard Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 196 Orchard Street
						(In thousands)
CVS	9,956	16.5%	Aug. 2034	9.7	2 - 5 year options	2,161	32.3%
Equinox	30,033	49.8%	Nov. 2038	13.9	2 - 5 year options	2,897	43.3%
Marshalls	20,308	33.7%	Oct. 2028	3.8	3 - 5 year options	1,641	24.5%
__________
(1)Remaining lease term in years as of December 31, 2024.
(2)Annualized rental income on a straight-line basis as of December 31, 2024, which includes tenant concessions such as free rent, as applicable.
Property Financings
See Note 4 — Mortgage Notes Payable, Net to our 2024 Financial Statements for information regarding property financings as of December 31, 2024 and 2023.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NYC” as of August 18, 2020.
Holders
As of March 14, 2025, we had 2,634,355 shares of Class A common stock outstanding held by 2,839 stockholders of record.
Dividends
Dividends to Common Stockholders
We did not distribute any dividends in the year ended December 31, 2024. Our Board of Directors plans to reevaluate the dividend policy on a quarterly basis but there is no assurance as to when or if our Board will authorize future dividends or the amount of any future dividends. Any such determination will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and any other factors that our Board of Directors considers relevant. For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation— Liquidity and Capital Resources—Liquidity—Dividend Policy” of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
The following table presents the unregistered sales of equity securities for the years ended December 31, 2024 and 2023:

Period of Issuance	Recipient	Agreement	Shares Issued (1)	Issued Share Price (1)
January 2023	The Advisor	Advisory Agreement	31,407	$15.44
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
April 2024	The Advisor	Advisory Agreement	68,308	$6.58
April 2024	The Advisor	Property Management Agreement	22,857	$6.58
May 2024	The Advisor	Advisory Agreement	88,543	$5.72
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 - Organization to our 2024 Financial Statements for additional information)
Each of the issuances above reflect the issuance of our Class A common stock in lieu of cash of $0.5 million per month for the base management fee and $0.1 million per month for the property management fee due to the Advisor for services rendered or property management fee, as applicable. Each issuance of shares to the Advisor was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
December 1, 2024 to December 31, 2024	26,625	$8.69	—	$—
Total	26,625	$8.69	—	$—
__________
(1)On December 20, 2024, we entered into an agreement with a shareholder, pursuant to which we purchased the following Class A common stock (the “Repurchased Shares”) held by such shareholder based on the market price on the day of purchase and we reimbursed such shareholder for certain expenses incurred in connection with the foregoing equal to the difference between $639,000 and the amounts paid by the Company for the Repurchased Shares.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our 2024 Financial Statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.
Overview
We are an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of December 31, 2024, we owned six properties consisting of approximately 1 million rentable square feet acquired for an aggregate purchase price of $621.2 million.
On December 30, 2022, we announced that we were changing our business strategy by expanding the scope of the assets and businesses we may own and operate. By investing in other asset types, we may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, our Board authorized termination of our REIT election which became effective as of January 1, 2023. Historically, we had filed an election to be taxed as a REIT commencing with our taxable year ended December 31, 2014, which remained in effect with respect to each subsequent taxable year ending on or before the year ended December 31, 2022.
In furtherance of this strategy, we initiated the sale of certain properties in 2024 to reduce the leverage and generate capital for diversification efforts. On December 18, 2024, our wholly-owned subsidiary, ARCNYC570SEVENTH, LLC, consummated the sale of the 9 Times Square Midtown Manhattan property (“9 Times Square”) to 9 Times Square Acquisitions, LLC, pursuant to that certain purchase and sale agreement, dated August 1, 2024, as amended on November 19, 2024. The 9 Times Square was sold for a gross purchase price of $63.5 million. See “Item 2. Properties.”
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our Board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 8 — Stockholders’ Equity to our 2024 Financial Statements. Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.”
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our Property Manager. Our Advisor and Property Manager are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. In an effort to preserve our operating cash, we have issued shares of our Class A common stock in lieu of cash to our Advisor and Property Manager as payment for providing services to us. For additional information, please see Note 10 — Related Party Transactions to our 2024 Financial Statements.
Management Update on the Continuing Adverse Economic Impacts Since the COVID-19 Pandemic
New York City, where all of our properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenged as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. While the COVID-19 pandemic subsided, some businesses continue to maintain hybrid or all work-from-home arrangements in response to employee desire for more flexibility, which may lead to a downturn in the commercial real estate market and potentially represent a long-term negative impact on the New York City real estate market.
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the years ended December 31, 2024, please see Results of Operations — Leasing Activity below.
Cash Collection and Mortgage Covenant Breaches
In prior periods, the COVID-19 pandemic caused certain of our tenants to be unable to make rent payments to us timely, or at all. With the exception of one minor lease deferral during the third quarter of 2022, rent collections from our tenants have generally been timely in the years ended December 31, 2024 and 2023 and no other deferral or abatement agreements were entered into.

Beginning in the third and fourth quarters of 2020, the operating results at (i) 1140 Avenue of the Americas, (ii) 9 Times Square (which we sold in December 2024), (iii) 400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard Garage and (iv) 8713 Fifth Avenue properties were negatively impacted, causing covenant non-compliance or cash trap events under the respective non-recourse mortgages for those properties to be triggered. Thus, we have not been able to use excess cash flows, if any, from these properties while the cash trap events are active to fund operating expenses at our other properties and other capital requirements.
As of December 31, 2024, our 1140 Avenue of the Americas, 400 E. 67th Street/200 Riverside Boulevard, and 8713 Fifth Avenue mortgages, aggregating $159.0 million in principal amounts, remained in cash trap events, as described in detail further below in the Liquidity and Capital Resources section and “Item 1A. Risk Factors” in this Annual Report on Form 10-K. While the Company has no corporate-level revolving credit facility or other committed liquidity sources, it successfully repaid its most imminent debt maturity and has no other mortgage obligation due until June 2026. However, each loan includes cash management provisions that have resulted in ongoing lender-imposed cash constraints, restricting the Company’s ability to access rental cash flows for general corporate purposes. These restrictions, combined with declining rental revenue and increasing accounts payable balances have exacerbated liquidity challenges.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes is important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2024, these leases had a weighted-average remaining lease term of 6.3 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the tenants base year, some of our leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2024, 2023 and 2022, approximately $0.1 million, $0.1 million and $0.5 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.

We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, we are required to assess, based on credit risk, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal years ended December 31, 2024, 2023 and 2022, respectively, this assessment has included consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2024, 2023 or 2022, respectively. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2024 and 2023, we did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the years ended December 31, 2024, 2023 or 2022, respectively.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption were accounted for as operating leases. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2024, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 9 - Commitments and Contingencies to our 2024 Financial Statements.

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
If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. For properties to be held and used, we estimate the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. These assessments have a direct impact on earnings because recording an impairment loss results in an immediate negative adjustment to net earnings. We recorded impairment charges on two properties for $112.5 million and $66.6 million during the years ended December 31, 2024 and 2023, respectively. For additional information, please see Note 3 — Real Estate Investments to our 2024 Financial Statements.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — “Recently Issued Accounting Pronouncements” to our 2024 Financial Statements for a discussion of recently issued accounting pronouncements.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2024 and 2023. Please see the “Results of Operations” section located on page 34 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our results of operations for the year ended December 31, 2023, and year-to-date comparisons between 2023 and 2022.
Leasing Activity and Occupancy
As of December 31, 2024 and 2023, our overall portfolio occupancy was 80.8% and 86.7%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2024:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024
Leasing activity:
New Leases:
New leases commenced	1	1	3	1
Total square feet leased	8,122	5,284	24,081	12,750
Annualized straight-line rent per square foot (1)	$22.16	$70.30	$59.28	$59.59
Weighted-average lease term (years) (2)	1.2	3.2	5.3	5.6

Terminated or Expired Leases:
Number of leases terminated or expired	—	1	2	5
Square feet	—	12,183	21,438	92,801
Annualized straight-line rent per square foot	$—	$5.96	$61.31	$72.39
__________
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Our total portfolio occupancy decreased during the year ended December 31, 2024 to 80.8% from a total portfolio occupancy of 86.7% as of December 31, 2023 from the following:
•Occupancy at 1140 Avenues of the Americas decreased to 74.1% as of December 31, 2024, compared to 77.1% as of December 31, 2023.
•Occupancy at 400 E. 67th Street decreased to 44.3% as of the year ended December 31, 2024 compared to 100% as of December 31, 2023.
•Occupancy at our properties located at 196 Orchard Street, 200 Riverside Blvd. and 8713 Fifth Avenue remained the same at 100.0% as of December 31, 2024 and December 31, 2023.
Comparison of Year Ended December 31, 2024 to 2023
As of December 31, 2024, we owned six properties, all of which were acquired prior to January 1, 2024. Our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $140.6 million for the year ended December 31, 2024, as compared to $105.9 million for the year ended December 31, 2023. The following table shows our results of operations for the years ended December 31, 2024 and December 31, 2023 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$
Revenue from tenants	$61,570	$62,710	$(1,140)

Operating expenses:
Asset and property management fees to related parties	7,751	7,680	71
Property operating expenses	34,185	33,797	388
Impairment of real estate investments	112,541	66,565	45,976
Equity-based compensation	408	5,863	(5,455)
General and administrative	9,216	9,375	(159)
Depreciation and amortization	18,408	26,532	(8,124)
Total operating expenses	182,509	149,812	32,697
Operating loss before gain (loss) on sale of real estate investments	(120,939)	(87,102)	(33,837)
Gain (loss) on sale of real estate investments	(276)	—	(276)
Operating loss	(121,215)	(87,102)	(34,113)
Other income (expenses):
Interest expense	(19,488)	(18,858)	(630)
Other income	112	36	76
Total other expenses	(19,376)	(18,822)	(554)
Net loss before income taxes	(140,591)	(105,924)	(34,667)
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(140,591)	$(105,924)	$(34,667)
Revenue from Tenants
Revenue from tenants decreased $1.1 million to $61.6 million for the year ended December 31, 2024, compared to $62.7 million for the year ended December 31, 2023. The decrease in revenue was primarily due to bad debt expense as a result of a lease renegotiation with a tenant at 123 William Street.

Asset and Property Management Fees to Related Parties
Fees for asset and property management services to our Advisor and Property Manager were $7.8 million for the year ended December 31, 2024 and $7.7 million for the year ended December 31, 2023, respectively. For additional information on fees incurred from our Advisor and Property Manager, please see Note 10 — Related Party Transactions and Arrangements to our 2024 Financial Statements.
Property Operating Expenses
Property operating expenses increased by $0.4 million to $34.2 million for the year ended December 31, 2024, compared to $33.8 million for the year ended December 31, 2023.
Impairments of Real Estate Investments
During the year ended December 31, 2024, we recorded total impairment charges of $112.5 million as compared to $66.6 million impairment charges recorded during the year ended December 31, 2023.
We recorded $86.6 million of impairment charges during 2024 related to our 9 Times Square property, as the carrying value exceeded the sales price of the asset, less costs to sell the property. This property was sold in December 2024 for a contract sales price of $63.5 million. We recorded the impairment charges on this property because we determined that the carrying value exceeded the sales price of the asset, less the costs to sell the property.
In addition, we recorded an impairment charge of $25.8 million during the year ended December 31, 2024 for our 400 E. 67th Street property. The impairment was triggered as a result of leasing activity at the property. One major tenant’s lease expired in the second quarter of 2024 and they signed a month to month lease with us, which then expired in the fourth quarter of 2024. In addition, during the quarter ended September 30, 2024, we had an additional tenant vacate its current space in this property. Per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025 and the tenant has continued to pay monthly rent. We determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024 based on our discounted cash flow model for the property.
We recorded $0.5 million of impairment charges related to our 421 W. 54th Street - Hit Factory property during the year ended December 31, 2023. This property was sold in October 2023 for a contract sales price of $4.5 million. We recorded the impairment charges on this property because we determined that the carrying value exceeded the sales price of the asset, less the costs to sell the property.
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
Equity-Based Compensation
Equity-based compensation decreased to $0.4 million for the year ended December 31, 2024 from $5.9 million for the year ended December 31, 2023. These amounts are comprised of restricted share amortization expense and the amortization of our multi-year outperformance award granted under the 2020 OPP. The 2020 OPP expired on August 18, 2023. The year ended December 31, 2023 contained $5.3 million of equity-based compensation expenses related to the 2020 OPP, whereas the year ended December 31, 2024 did not contain any amortization related to the 2020 OPP. See Note 12 — Equity-Based Compensation to our 2024 Financial Statements for further details on the 2020 OPP and restricted shares of common stock.
General and Administrative Expenses
General and administrative expenses remained flat at $9.2 million for both the years ended December 31, 2024 and 2023.
Total reimbursement expenses for administrative and personnel services provided by the Advisor during the years ended December 31, 2024 and 2023 were $4.4 million. Pursuant to the Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the years ended December 31, 2024 and 2023 the annual limits on reimbursement for administrative and overhead expenses on and for salaries, wages, and benefit were reached. See Note 10 — Related Party Transactions and Arrangements to our 2024 Financial Statements for further details.

During the year ended December 31, 2024, we issued shares of our common stock to the Advisor in lieu of cash for the February 2024 general and administrative reimbursement expenses. For additional information on these and other subsequent activities, please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements in this Annual report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense decreased $8.1 million to $18.4 million for the year ended December 31, 2024, compared to $26.5 million for the year ended December 31, 2023. The decrease was the result of a lower depreciable/amortizable asset base during the year ended December 31, 2024 due to 1140 Avenue of Americas being impaired in the prior year, 9 Times Square being classified as an Asset Held for Sale during September 2024, impairments, write-offs of lease intangibles and write off of tenant improvements recorded between periods as well as accelerated depreciation/amortization in the prior year. See Note 3 — Real Estate Investments to our 2024 Financial Statements for further details. There have been no new property acquisitions since January 1, 2023 that would increase the depreciable base during the periods presented.
Interest Expense
Interest expense increased $0.6 million to $19.5 million for the year ended December 31, 2024 compared to $18.9 million for the year ended December 31, 2023. The increase in interest expense can partially be attributed to the maturity of our $49.5 million notional, SOFR based “pay-fixed” interest rate swap in April 2024, offset by amortization of deferred mortgage financing costs. During the year ended December 31, 2024 and 2023, our weighted-average outstanding debt balance was $350.0 million and $399.5 million, respectively, with a weighted-average effective interest rate of 4.43% in each period.
Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash used in operations from our net loss for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
Cash flows from operating activities:
Net loss	$(140,591)	$(105,924)	$(34,667)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,408	26,532	$(8,124)
Amortization of deferred financing costs	1,182	1,543	$(361)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(476)	(70)	$(406)
Equity-based compensation	408	5,863	$(5,455)
Common stock issued to the Advisor in connection with Advisor related fees	1,610	485	$1,125
(Gain)/loss on dispositions of real estate	276	—	$276
Impairments of real estate investments	112,541	66,565	$45,976
Changes in assets and liabilities:
Straight-line rent receivable	869	(1,635)	$2,504
Straight-line rent payable	109	109	$—
Prepaid expenses, other assets and deferred costs	238	(1,516)	$1,754
Accounts payable, accrued expenses and other liabilities	2,369	871	$1,498
Deferred revenue	(942)	(228)	$(714)
Net cash provided by (used in) operating activities	(3,999)	(7,405)	3,406
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Cash Flows from Investing Activities
The following table presents our net cash provided by (used in) investing activities for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
Cash flows from investing activities:
Capital expenditures	(1,291)	(4,059)	2,768
Net proceeds from sale of real estate investments	61,148	4,130	57,018
Net cash provided by (used in) investing activities	59,857	71	59,786

Cash Flows from Financing Activities
The following table presents our net cash (used in) provided by financing activities for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	725	—	725
Repayments of notes payable to related parties	(725)	—	(725)
Proceeds from mortgage note payable	—	—	—
Payment of mortgage note payable	(49,500)	—	(49,500)
Payments of financing costs	—	—	—
Proceeds from issuance of common stock to affiliates of the Advisor, net	—	—	—
Proceeds from issuance of common stock, net	—	—	—
Proceeds from Rights Offering, net (see Note 8)	—	4,059	(4,059)
Dividends paid on common stock	—	—	—
Redemption of fractional shares of common stock and restricted shares	—	(24)	24
Distributions to non-controlling interest holders	—	—	—
Common stock shares withheld upon vesting of restricted shares	—	(10)	10
Repurchases of common stock	(231)	—	(231)
Net cash provided by (used in) financing activities	(49,731)	4,025	(53,756)

Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties and our debt service obligations. We expect to fund these cash demands in the short term through a combination of current cash on hand, net cash provided by our property operations and net cash provided by potential property dispositions. However, there remains significant uncertainty regarding our longer-term liquidity position if market conditions do not improve, or if we are unable to execute on planned liquidity initiatives, in which case we may face challenges in meeting future obligations, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 5 — Liquidity Risk to our 2024 Financial Statements.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2024, we had cash and cash equivalents of $9.8 million as compared to $5.3 million as of December 31, 2023. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e., cash, cash equivalents and restricted cash) of $10.0 million, which totaled $18.9 million as of December 31, 2024.

We had restricted cash of $9.2 million as of December 31, 2024 as compared to $7.5 million as of December 31, 2023, respectively. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $1.6 million and $2.5 million, and for 400 E. 67th Street for $4.2 million and $0.0 million, both as of December 31, 2024 and December 31, 2023, respectively, and the remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2024.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas, 400 E. 6th Street and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties (while the cash trap events were active - see below), to fund operating expenses at our other properties and other capital requirements during the year ended December 31, 2024.
As of December 31, 2024, we are operating under three cash traps at 1140 Avenue of the Americas, 400 E. 67th Street and 8713 Fifth Avenue, which together, represent 33% of the rentable square feet in our portfolio as of December 31, 2024. Also, as of December 31, 2024, we still had $1.6 million of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of December 31, 2024 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants. Additionally, as of December 31, 2024, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our consolidated balance sheet. As of December 31, 2024, we had $4.2 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. property. For additional information please see Note 4 — Mortgage Notes Payable to our 2024 Financial Statements.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $350.0 million less cash and cash equivalents of $9.8 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $507.1 million plus our accumulated depreciation and amortization of $91.1 million. As of December 31, 2024, our net debt was $340.2 million, our gross asset value was $598.2 million and our leverage was 56.9%.
As of December 31, 2024 our gross borrowings totaled $350.0 million, which bore interest at a weighted-average annual rate of 4.43% and had a weighted-average maturity of 2.6 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
Additionally, on December 18, 2024, our wholly-owned subsidiary, ARCNYC570SEVENTH, LLC, consummated the sale of 9 Times Square to 9 Times Square Acquisitions, LLC, pursuant to that certain purchase and sale agreement, dated August 1, 2024, as amended on November 19, 2024. The 9 Times Square property was sold for a gross purchase price of $63.5 million.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had five mortgage loans secured by our six properties with an aggregate balance of $350.0 million as of December 31, 2024 with a weighted-average effective interest rate of 4.43%. All our mortgage loans bear interest at a fixed rate.
There are no future scheduled principal payments on our mortgage notes payable for the remainder of 2025. The next future scheduled principal payments on our mortgage notes payable are in July 2026. In October 2024 we exercised the option in the 9 Times Square mortgage note to extend the maturity of this mortgage note payable to January 2025. This loan had a principal balance of $49.5 million at the time. On December 18, 2024, we sold the 9 Times Square property. For additional information please see Note 3 - Real Estate Investments to our 2024 Financial Statements.
Debt Covenant Non-Compliance
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 18 quarters ended December 31, 2024. The principal amount of the loan was $99.0 million as of December 31, 2024. These breaches are not events of default, rather, they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2024 and December 31, 2023 we had $1.6 million and $2.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates.
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 18 quarters ended December 31, 2024. The principal amount for the loan was $10.0 million as of December 31, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. We have remained in breach for two consecutive quarters as of December 31, 2024, although, the lender has not exercised their right to replace the current manager.
Cash Sweep Events
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of December 31, 2024. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, or (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of December 31, 2024, we had $4.2 million, in cash swept that is retained by the lender and recorded within restricted cash on our consolidated balance sheet. We had no swept cash as of December 31, 2023.
9 Times Square
On April 29, 2024, we entered a cash sweep period under the non-recourse mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extended the maturity of the loan to October 31, 2024, which we further extended to January 31, 2025, pursuant to an option contained in such agreement. The amendment provided that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. As of December 31, 2024 we had no cash retained by the lender in a restricted cash account on our consolidated balance sheet. The 9 Times Square loan was paid off during the quarter ended December 31, 2024 in connection with the closing of the sale of that property.
Other Debt Covenants

Except as described herein, we were in compliance with the remaining covenants under our other mortgage notes payable as of December 31, 2024 and, continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
Notice of Defaults
1140 Avenue of the Americas
We were informed by the lender on February 19, 2025 that we were in default under the loan agreement for failure to make certain scheduled interest payments. We made the payments in question in full on the same day the default notice was received by us. We believe this is a cure for the event of default. We have received no additional notices from the lender, which has neither charged us any default interest nor accelerated any portion of that debt.
400 E. 67th Street/200 Riverside Boulevard
On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In their notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to the notice of default rejecting the assertions made by the lender, which we believe are without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. We have not received a response or any additional notices from the lender, which has not accelerated any portion of the loan. We have made all other required payments in accordance with the loan agreement. Beginning in March 2025, the lender has charged default interest to us, currently totaling $3.3 million. While we cannot predict the ultimate outcome of legal matters, we currently believe that it is not probable a liability has been incurred with respect to the alleged defaults and intends to challenge the charge of default interest by the lender.
Notes Payable to Related Parties
Pursuant to the terms of a promissory note executed during the three months ended June 30, 2024 between us and the Advisor, we borrowed $0.15 million from the Advisor for working capital needs. We recorded this borrowing as a note payable to related parties as of June 30, 2024 on our consolidated balance sheet. The promissory note bore interest at an annual rate of 9.39% and would have been callable on or after September 26, 2024. In July 2024, we fully repaid the promissory note with cash on hand including interest, which was immaterial. Amounts repaid under the promissory note may not be reborrowed.
Additionally, pursuant to the terms of a promissory note executed during the three months ended September 30, 2024 between us and the Advisor, we borrowed $0.575 million from the Advisor for working capital needs. We recorded this borrowing as a note payable to related parties as of September 30, 2024 on our consolidated balance sheet. The promissory note bore interest at an annual rate of 8.63% and would have been callable on or after December 29, 2024. Amounts repaid under the promissory note may not be reborrowed. During the fourth quarter of 2024, we repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Assets Held For Sale
During the quarter ended September 30, 2024 we entered into a definitive purchase and sale agreement to sell our 9 Times Square property for a contract sales price of $63.5 million. On December 18, 2024, we sold the property for $63.5 million and realized net proceeds of $10.7 million.
During the quarter ended September 30, 2023, we entered into a definitive purchase and sale agreement to sell our 421 W. 54th Street - Hit Factory property for $4.5 million. On October 12, 2023 we sold the property for $4.5 million and realized net proceeds of $4.2 million.
Rights Offering
In February 2023, we raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from our non-transferrable rights offering (the “Rights Offering”), which entitled holders of rights to purchase 0.20130805 of a share of our Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, we issued 386,100 shares of our Class A common stock subscribed for in our Rights Offering on February 27, 2023. The net proceeds were used for general corporate purposes.
Related Party Payments Made with Common Stock Issuances in Lieu of Cash

During the years ended December 31, 2024 and 2023, we were also able to preserve cash through an arrangement with our Advisor. Pursuant to the Advisory Agreement, the Advisor has the option to elect to receive shares of our common stock in lieu of cash for the asset management, property management, and administrative services it provides us with. For the months described below, the Company paid related party fees in shares in lieu of cash. For more information see Note 10— Related Party Transactions and Arrangements to our 2024 Financial Statements for further details.
A summary of amounts invested by the Advisor during the years ended December 31, 2024 and 2023 is as follows:

Period of Issuance	Recipient	Shares Issued (1)	Issued Share Price (1)
January 2023	The Advisor	31,407	$15.44
March 2024	The Advisor	70,607	$7.54
April 2024	The Advisor	68,308	$6.58
April 2024	The Advisor	22,857	$6.58
May 2024	The Advisor	83,543	$5.72
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
Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through December 31, 2024. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.

Leasing Activity and Occupancy
We had a decrease in occupancy level to 80.8% across our portfolio as of December 31, 2024, as compared to 86.7% as of December 31, 2023. The changes in occupancy were as follows:
•Occupancy at 123 William Street decreased to 82.3% as of December 31, 2024 compared to 91.4% as of December 31, 2023. The decrease in occupancy was due to a lease expiration during the year ended December 31, 2024.
•Occupancy at 1140 Avenue of the Americas decreased to 74.1% as of December 31, 2024 as compared to 77.1% as of December 31, 2023. The decrease in occupancy was the result of lease expirations and amendments during the year ended December 31, 2024.
•Occupancy at 400 E. 67th Street was at 44.3% as of December 31, 2024 as compared to 100% as of December 31, 2023. During the year ended December 31, 2024, a tenant located at our 400 E. 67th Street property vacated its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025.
•Occupancy at our properties located at 196 Orchard Street, 200 Riverside Blvd. and 8713 Fifth Avenue remained the same at 100.0% as of December 31, 2024 and December 31, 2023.
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
Capital Expenditures
For the years ended December 31, 2024 and 2023 we funded an aggregate of $1.3 million and $4.1 million, respectively, of capital expenditures primarily related to tenant improvements at certain of our properties.
We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we expect to invest in capital expenditures during the full year 2025, including amounts we expect to fund under new or replacement leases, will likely be similar to the amount invested in 2024.
We funded our capital expenditures during the year ended December 31, 2024 with (i) cash on hand, which included proceeds from previous financings, and (ii) cash retained from the Advisor either from (a) reinvesting its base management fees in shares of our Class A common stock or (b) electing to receive shares of our Class A common stock in lieu cash for its base management fee.
Acquisitions and Dispositions
We had no acquisitions during the year ended December 31, 2024. We disposed of our 9 Times Square property during the year ended December 31, 2024 for a gross purchase price $63.5 million, and we determined the property was impaired by $86.6 million during the year ended December 31, 2024. We disposed of our Hit Factory property during the year ended December 31, 2023 for a contract sales price $4.5 million, and we determined the property was impaired by $0.5 million during the year ended December 31, 2023.
There were no acquisitions or dispositions of properties subsequent to December 31, 2024 and prior to filing of this Annual Report on Form 10-K.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
We define adjusted EBITDA as net loss excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) impairment charges, (v) interest income and other income or expense, (vi) gains or losses on debt extinguishment, (vii) equity-based compensation expense, (vii) acquisition and transaction costs, (viii) gain or loss on asset sales, and (ix) expenses paid with issuances of our common stock in lieu of cash.
The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the years ended December 31, 2024 and 2023:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(140,591)	$(105,924)
Interest expense	19,488	18,858
Tax expense (benefit)	—	—
Depreciation and amortization	18,408	26,532
EBITDA	(102,695)	(60,534)
Impairment of real estate investments	112,541	66,565
Equity-based compensation	408	5,863
Other income	(112)	(36)
Management fees paid in common stock to the Advisor in lieu of cash	1,610	485
Adjusted EBITDA	$11,752	$12,343

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
Decisions regarding the frequency and amount of any future dividends we pay on our common stock will remain at all times entirely at the discretion of our Board, which reserves the right to change our dividend policy at any time and for any reason. Our ability to pay dividends in the future depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We may acquire assets such as hotels and seek to expand our co-working office space business as well as acquire, invest in and operate businesses such as hotel or parking lot management companies including assets or businesses located outside of New York City. We cannot guarantee that we will be able to pay dividends on a regular basis on our common stock or any other class or series of stock we may issue in the future. Our Board previously suspended and then reinstituted dividends. As of December 31, 2024, our dividend program remains suspended. There is no assurance we will continue to pay dividends at the current rate, or at all. The amount of dividends payable to our stockholders is determined by our Board and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our loans and any agreement we are party to that may restrict our ability to pay dividends or repurchase shares, capital expenditure requirements, as applicable, and requirements of Maryland law. For the year ended December 31, 2024, our cash flows provided by operations were $4.0 million.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2024, the increase to the twelve-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.9%. To help mitigate the adverse impact of inflation, approximately 82% of our leases with our tenants contain rent escalation provisions which the cash rent that is due over time by an average cumulative increase of 0.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of December 31, 2024, approximately 82%, based on straight-line rent, are fixed-rate and 18% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. However, to the extent such costs exceed the tenants base year, many but not all of our leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation. See “Item 1A. Risk Factors—Risks Related to Investments in Real Estate—Inflation may have an adverse effect on our investments and results of operations.”
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

As of December 31, 2024, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $350.0 million and a fair value of $287.5 million. As of December 31, 2023, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $399.5 million and a fair value of $348.8 million. Changes in market interest rates have no impact on interest expense incurred on the notes net of related swap payments or receipts.
However, changes in market interest rates would have an impact on the fair value of our related mortgage notes net of the impact on the related interest rate swap. For instance, if interest rates rise 100 basis points and our net fixed rate debt balance remains constant, we expect the fair value of our net obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our net fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2024 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our net fixed-rate debt by $4.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our net fixed-rate debt by $4.8 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2024 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
The following financial statement schedule is included herein at page F-43 of this Annual Report on Form 10-K:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019 and references in the exhibits below to New York City REIT, Inc. reflect exhibits dated prior to our name change to American Strategic Investment Co. effective January 19, 2023.

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Articles of Amendment relating to corporate name change
3.3 (1)	Amended and Restated Bylaws of New York City REIT, Inc.
3.4 (3)	Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.5 (24)	Second Amendment to Amended and Restated Bylaws of New York City REIT, Inc.
3.6 (4)	Articles of Amendment relating to reverse stock split
3.7 (4)	Articles of Amendment relating to par value decrease and common stock name change
3.8 (4)	Articles Supplementary classifying and designating Class B common stock
3.9 (5)	Articles Supplementary classifying and designating Series A Preferred Stock
3.10 (23)	Articles Supplementary reclassifying Class B common stock into Class A common stock
3.11 (21)	Articles of Amendment relating to Reverse Stock Split (2023)
3.12 (21)	Articles of Amendment relating to par value decrease (2023)
3.13 (22)	Articles of Amendment relating to name change (2023)
4.1 (5)	Amended and Restated Agreement of Limited Partnership of New York City Operating Partnership, L.P., dated as of August 18, 2020
4.2 (5)	Amended and Restated Distribution Reinvestment Plan of New York City REIT, Inc.
4.3 (5)	Amended and Restated Rights Agreement, dated as of August 17, 2020, between New York City REIT, Inc. and Computershare Trust
4.4 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5 (18)
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

4.7 (22)	Third Amendment, dated as of January 23, 2023, to the Amended and Restated Rights Agreement, as amended by Amendment No. 1, dated August 12, 2021, and Amendment No. 2, dated August 10, 2022, between American Strategic Investment Co. and Computershare Trust Company, N.A. as Rights Agent
4.8 (19)	Certificate of Notice of New York City REIT, Inc.
4.9 (22)	Certificate of Notice of American Strategic Investment Co.
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

10.8 (11)	Indemnification Agreement, dated as of June 5, 2015, between the Company and Nicholas Radesca
10.10 (1)	Form of Indemnification Agreement

Exhibit No.	Description
10.11 (12)	Loan Agreement, dated as of June 15, 2016, between ARC NYC1140SIXTH, LLC and Ladder Capital Finance I LLC
10.12 (12)	Form of Restricted Stock Award Agreement
10.13 (13)	Loan Agreement, dated as of March 6, 2017, between Barclays Bank PLC, as lender, and ARC NYC123WILLIAM, LLC, as borrower.
10.14 (13)	Limited Recourse Guaranty, dated as of March 6, 2017, made by New York City Operating Partnership, L.P., as guarantor, in favor of Barclays Bank PLC, as lender.
10.15 (13)
Environmental Indemnity Agreement, dated as of March 6, 2017, made by ARC NYC123WILLIAM, LLC, as borrower, and New York City Operating Partnership, L.P., as principal, in favor of Barclays Bank PLC, as indemnitee.

10.16 (1)	Loan Agreement, dated as of April 13, 2018, by and among ARC NYC400E67, LLC and ARC NYC200RIVER01, LLC, as borrowers, and Societe Generale, as lender.
10.17 (1)	Guaranty of Recourse Obligations made by New York City Operating Partnership, L.P., as guarantor, in favor of Societe Generale, dated as of April 13, 2018.
10.18 (15)	Loan Agreement dated as of July 17, 2019 between ARG NYC196ORCHARD, LLC, as Borrower, and Nationwide Life Insurance Company, as Lender.
10.19 (15)	Carveout Guaranty dated as of July 17, 2019, by New York City Operating Partnership, L.P., as Guarantor, to and for the benefit of Nationwide Life Insurance Company.
10.20 (5)	Listing Note Agreement, dated as of August 18, 2020, between New York City Operating Partnership, L.P. and New York City Special Limited Partnership, LLC
10.21 (5)
First Amendment, dated as of August 18, 2020, to Second Amended and Restated Advisory Agreement among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.22 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of August 18, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.23 (5)	2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.24 (5)	2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.25 (14)	Equity Distribution Agreement, dated October 1, 2020, among New York City REIT, Inc., New York City Operating Partnership, L.P., Truist Securities, Inc. and B. Riley Securities, Inc.
10.26 (17)	Form of Restricted Share Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.27 (23)	Form of Stock Award Agreement pursuant to the 2020 Advisor Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.28 (23)	Form of Stock Award Agreement pursuant to the 2020 Omnibus Incentive Compensation Plan of New York City REIT, Inc.
10.29 (19)
Side Letter, dated February 4, 2022, to the Second Amended and Restated Advisory Agreement, dated as of November 16, 2018, among New York City REIT, Inc., New York City Operating Partnership, L.P. and New York City Advisors, LLC

10.30 (19)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and Edward M. Weil, Jr.
10.31 (19)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.32 (19)	Rights Plan Waiver Agreement, dated February 4, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.33 (20)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.34 (20)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and Bellevue Capital Partners, LLC
10.35 (20)	First Amendment to Waiver Agreement, dated August 10, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.36 (22)	Second Amendment to Waiver Agreement, dated January 23, 2023, by and among American Strategic Investment Co., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.37(25)	Second Amendment to Second Amended and Restated Advisory Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.38(25)	Third Amendment to Property Management and Lease Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
19.1*	Insider Trading Policy
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97 (27)	Compensation Clawback Policy
99.1 (18)	Certificate of Notice of New York City REIT, Inc. filed with the State Department of Assessments and Taxation of Maryland on February 26, 2021
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(13)Filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 10, 2017.
(14)Filed as an exhibit to our Form 8-K filed with the SEC on October 1, 2020.
(15)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019.
(16)Filed as an exhibit to our Form 8-K filed with the SEC on February 26, 2021.
(17)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021.
(18)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021.
(19)Filed as an exhibit to our Form 8-K filed with the SEC on February 4, 2022.
(20)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022.
(21)Filed as an exhibit to our Form 8-K filed with the SEC on January 12, 2023.
(22)Filed as an exhibit to our Form 8-K filed with the SEC on January 24, 2023.
(23)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022.
(24)Filed as an exhibit to our Form 8-K filed with the SEC on July 19, 2022.
(25)Filed as an exhibit to our Form 10-K filed with the SEC on April 1, 2024
Item 16. Form 10-K Summary.
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March 2025.

AMERICAN STRATEGIC INVESTMENT CO.
By:	/s/ MICHAEL ANDERSON
MICHAEL ANDERSON
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael Anderson	Chief Executive Officer (Principal Executive Officer)	March 19, 2025
Michael Anderson

/s/ Michael LeSanto	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2025
Michael LeSanto

/s/ Edward M. Weil Jr.	Director and Chairman	March 19, 2025
Edward M. Weil Jr.

/s/ Louis P. DiPalma	Independent Director and Audit Committee Chair	March 19, 2025
Louis P. DiPalma

/s/ Elizabeth K. Tuppeny	Lead Independent Director and Nominating and Corporate Governance Committee Chair	March 19, 2025
Elizabeth K. Tuppeny

/s/ Nicholas Radesca	Independent Director and Compensation Committee Chair	March 19, 2025
Nicholas Radesca

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Strategic Investment Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Strategic Investment Co. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As discussed in Note 5 to the consolidated financial statements, the Company faces significant liquidity constraints due to a combination of factors, including sustained declines in rental income, constrained cash flow from operations and ongoing debt service obligations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 5.
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

Report of Independent Registered Public Accounting Firm
Impairment Assessment of Real Estate Investments, including Acquired Intangible Assets and Below-Market Lease Liabilities
As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2024, the total real estate investments, net, balance was $398.8 million, a portion of which related to acquired intangible assets, and the below-market lease liabilities, net, balance was $1.2 million. During the year ended December 31, 2024, management recorded impairments on real estate investments of $112.5 million. Management periodically assesses whether there are any indicators that the value of the properties may be impaired or that their carrying value may not be recoverable. The indicators include but are not limited to (i) sustained net operating losses, (ii) significant change in occupancy, (iii) significant decline in rent collection, (iv) economic changes, (v) if a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flows that management expects the property’s asset group will generate over its expected holding period, including any estimated proceeds from the eventual sale or other disposition of the property’s asset group. The estimated future undiscounted cash flows consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. Management estimates the expected future operating income using in-place contractual rent and market rents. Management estimates the lease up period, market rents, and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data. If an impairment exists, due to the inability to recover the carrying value of a property, management will recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties to be held and used, management estimates the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated costs to dispose of the asset.
The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments, including acquired intangible assets, and below market lease liabilities is a critical audit matter are (i) the significant judgment by management to identify indicators that the carrying amounts may not be recoverable, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s evaluation of impairment indicators, (ii) the significant judgment by management when determining the undiscounted cash flows of a property’s asset group over the expected holding period, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to the market rents and the market capitalization rates used in determining residual values (iii) the significant judgment by management when developing the fair value of a property’s asset group, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market rents, the market capitalization rates used in determining residual values, and the discount rate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s assessment of the impairment indicators, (ii) testing management’s process for determining the estimated future undiscounted cash flows and for developing the fair value used in the impairment assessment of a property’s asset group, (iii) evaluating the appropriateness of the undiscounted cash flow and discounted cash flow models, (iv) testing the completeness and accuracy of underlying data used in the models, and (v) evaluating the reasonableness of the significant assumptions relating to the market rents, the market capitalization rates used in determining residual values, as well as the discount rate used in the discounted cash flow model.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 2025
We have served as the Company’s auditor since 2019.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Real estate investments, at cost:
Land	$129,517	$188,935
Buildings and improvements	341,314	479,265
Acquired intangible assets	19,063	56,929
Total real estate investments, at cost	489,894	725,129
Less accumulated depreciation and amortization	(91,135)	(144,956)
Total real estate investments, net	398,759	580,173
Cash and cash equivalents	9,776	5,292
Restricted cash	9,159	7,516
Operating lease right-of-use asset	54,514	54,737
Prepaid expenses and other assets	5,233	6,150
Derivative asset, at fair value	—	400
Straight-line rent receivable	23,060	30,752
Deferred leasing costs, net	6,565	9,152
Total assets	$507,066	$694,172

LIABILITIES AND EQUITY
Mortgage notes payable, net	$347,384	$395,702
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $317 and $20 at December 31, 2024 and 2023, respectively)	15,302	12,975
Operating lease liability	54,592	54,657
Below-market lease liabilities, net	1,161	2,061
Deferred revenue	3,041	3,983
Total liabilities	421,480	469,378

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,634,355 and 2,334,340 (1) shares issued and outstanding as of December 31, 2024 and 2023, respectively	27	23
Additional paid-in capital (1)	731,429	729,644
Accumulated other comprehensive income	—	406
Distributions in excess of accumulated earnings	(645,870)	(505,279)
Total stockholders’ equity	85,586	224,794
Total liabilities and equity	$507,066	$694,172
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization for additional information).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue from tenants	$61,570	$62,710	$64,005

Operating expenses:
Asset and property management fees to related parties	7,751	7,680	7,082
Property operating	34,185	33,797	33,927
Impairment of real estate investments	112,541	66,565	—
Equity-based compensation	408	5,863	8,782
General and administrative	9,216	9,375	12,493
Depreciation and amortization	18,408	26,532	28,666
Total operating expenses	182,509	149,812	90,950
Operating loss before gain (loss) on sale of real estate investments	(120,939)	(87,102)	(26,945)
Gain (loss) on sale of real estate investments	(276)	—	—
Operating loss	(121,215)	(87,102)	(26,945)
Other income (expenses):
Interest expense	(19,488)	(18,858)	(18,924)
Other income (expense)	112	36	(27)
Total other expenses	(19,376)	(18,822)	(18,951)
Net loss before income taxes	(140,591)	(105,924)	(45,896)
Net loss and Net loss attributable to common shareholders	$(140,591)	$(105,924)	$(45,896)

Other comprehensive loss:
Change in unrealized gain/(loss) on derivative	(406)	(1,231)	3,190
Comprehensive loss	$(140,997)	$(107,155)	$(42,706)

Weighted average common shares outstanding — Basic and Diluted (1)	2,487,827	2,226,721	1,729,264
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(56.51)	$(47.57)	$(26.59)
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization for additional information).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
-

	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	1,659,717	$17	$691,234	$(1,553)	$(350,709)	$338,989	$12,147	$351,136
Proceeds from sale of common stock to affiliates of the Advisor, net	79,114	1	1,979	—	—	1,980	—	1,980
Common stock issued to the Advisor	129,671	1	5,012	—	—	5,013	—	5,013
Equity-based compensation	16,541	—	415	—	—	415	8,367	8,782
Common stock issued to directors in lieu of cash for board fees	1,255	—	121	—	—	121	—	121
Dividends declared on common stock, $1.60 per share (1)	—	—	—	—	(2,670)	(2,670)	—	(2,670)
Distributions paid to non-controlling interest holders	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	—	(45,896)	(45,896)	—	(45,896)
Other comprehensive loss	—	—	—	3,190	—	3,190	—	3,190
Balance, December 31, 2022	1,886,298	19	698,761	1,637	(399,355)	301,062	20,514	321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 8)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	33,444	—	577	—	—	577	5,286	5,863
Common stock shares withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(105,924)	(105,924)	—	(105,924)
Other comprehensive loss	—	—	—	(1,231)	—	(1,231)	—	(1,231)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Balance, December 31, 2023	2,334,340	23	729,644	406	(505,279)	224,794	—	224,794
Common stock issued to the Advisor in connection with management fees (see Note 8)	245,315	2	1,608	—	—	1,610	—	1,610
Common stock repurchases and cancellations	(26,625)	—	(231)	—	—	(231)	—	(231)
Equity-based compensation	84,757	2	408	—	—	410	—	410
Common stock shares withheld upon vesting of restricted stock	(3,432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(140,591)	(140,591)	—	(140,591)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Balance, December 31, 2024	2,634,355	27	731,429	—	(645,870)	85,586	—	85,586
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(140,591)	$(105,924)	$(45,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,408	26,532	28,666
Amortization of deferred financing costs	1,182	1,543	1,543
Accretion of below- and amortization of above-market lease liabilities and assets, net	(476)	(70)	(8)
Equity-based compensation	408	5,863	8,782
Common stock issued to the Advisor in connection with Advisor related fees	1,610	485	5,013
Common stock issued to directors in lieu of cash for board fees	—	—	62
(Gain)/loss on dispositions of real estate	276	—	—
Impairments of real estate investments	112,541	66,565	—
Changes in assets and liabilities:
Straight-line rent receivable	869	(1,635)	(3,274)
Straight-line rent payable	109	109	110
Prepaid expenses, other assets and deferred costs	238	(1,516)	1,490
Accounts payable, accrued expenses and other liabilities	2,369	871	3,935
Deferred revenue	(942)	(228)	(909)
Net cash provided by (used in) operating activities	(3,999)	(7,405)	(486)
Cash flows from investing activities:
Capital expenditures	(1,291)	(4,059)	(5,555)
Net proceeds from sale of real estate investments	61,148	4,130	—
Net cash provided by (used in) investing activities	59,857	71	(5,555)
Cash flows from financing activities:
Proceeds from notes payable to related parties	725	—	—
Repayments of notes payable to related parties	(725)	—	—
Payment of mortgage note payable	(49,500)	—	(5,500)
Proceeds from issuance of common stock to affiliates of the Advisor, net	—	—	1,980
Proceeds from Rights Offering, net (see Note 8)	—	4,059	—
Dividends paid on common stock	—	—	(2,670)
Redemption of fractional shares of common stock and restricted shares	—	(24)	—
Distributions to non-controlling interest holders	—	—	(80)
Common stock shares withheld upon vesting of restricted shares	—	(10)	—
Repurchases of common stock	(231)	—	—
Net cash provided by (used in) financing activities	(49,731)	4,025	(6,270)
Net change in cash, cash equivalents and restricted cash	6,127	(3,309)	(12,311)
Cash, cash equivalents and restricted cash, beginning of period	12,808	16,117	28,428
Cash, cash equivalents and restricted cash, end of period	$18,935	$12,808	$16,117

Cash and cash equivalents	$9,776	$5,292	$9,215
Restricted cash	9,159	7,516	6,902
Cash, cash equivalents and restricted cash, end of period	$18,935	$12,808	$16,117

Supplemental Disclosures:
Cash paid for interest	$18,467	$17,277	$17,396

Non-Cash Investing and Financing Activities:
Common stock issued to the Advisor in connection with management fees (see Note 8)	1,610	485	5,013
Net change in accrued capital expenditures for the period	(42)	(683)	780
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 1 — Organization
American Strategic Investment Co. (formerly known as New York City REIT, Inc.) (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that owns a portfolio of high-quality commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. From the third quarter of 2021 until the termination of its agreement with the Company in November 2023, the Company operated Innovate NYC, a co-working company that offered move-in ready office and meeting space on bespoke terms to clients, at one property. As of December 31, 2024, the Company owned six properties consisting of 1.0 million rentable square feet. The Company’s square footage and occupancy statistics included within are unaudited.
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
December 31, 2024

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
Continuing Adverse Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. New York City, where all of the Company’s properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. While the COVID-19 pandemic subsided and the Company’s properties remain accessible to all tenants, some tenants have vacated, terminated or otherwise did not renew their lease. The Company has incurred increased unreimbursed property operating expenses because the Company’s occupancy has not fully recovered to pre-pandemic levels, and these increased expenses have been compounded by inflation. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. Some businesses continue to maintain hybrid or all work-from-home arrangements in response to employee desire for more flexibility, which may lead to a downturn in the commercial real estate market and potentially represent a long-term negative impact on the New York City real estate market.There can be no assurance that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the years ended December 31, 2024 and December 31, 2023 and no new COVID-19 deferral or abatement agreements were entered into. As of December 31, 2024 and December 31, 2023 the occupancy and operating results at (i) 9 Times Square, (ii) 1140 Avenue of Americas, and (iii) 8713 Fifth Avenue have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In our 400 E. 67th Street property, one major tenant's lease expired and we subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month leases ended. In addition at the Company’s 400 E. 67th Street property, another major tenant is paying through the end of their lease, which is September 2025; however, they moved out of the space in the third quarter of 2024. See Note 4 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of December 31, 2024.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2024, these leases had a weighted-average remaining lease term of 6.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company reports combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant the Company has reflected them on a net basis.
The following table presents future base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Base Rent Payments
2025	$43,695
2026	39,437
2027	36,051
2028	31,383
2029	29,145
Thereafter	125,299
Total	$305,010
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor under the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2024, 2023 and 2022, approximately $0.1 million, $0.1 million and $0.5 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date, and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The Company records uncollectible amounts as reductions in revenue from tenants. Some of these reductions may relate to tenants that terminated their leases early or relate to leases that had not been paying rent and were placed on a cash basis. During the year ended December 31, 2024 there were $0.8 million in uncollectible amounts recorded as reductions in revenue from tenants. There were no such reductions recorded for the year ended 2023. During the year ended December 31, 2022 there was only one tenant for which we recorded rent on a cash basis. The lease with this tenant was terminated as of September 30, 2022. During the years ended 2024 and 2023, no rental income was received from any of the tenants that were previously placed on a cash basis.
In the third quarter of 2021, the Company launched Innovate NYC, a co-working company, at 1140 Avenue of the Americas. The Company recorded revenue of approximately $0.0 million, $0.7 million and $0.8 million from Innovate NYC during the years ended December 31, 2024, 2023 and 2022, respectively, which is considered non-lease income. In November of 2023 Innovate NYC terminated its agreement with the Company.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2024, 2023 or 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2024 and 2023, the Company did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above and below market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the identifiable assets based on their relative fair values. There were no acquisitions during the years ended December 31, 2024, 2023 and 2022.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Accounting for Leases
Lessor Accounting
Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. For the three year period ended December 31, 2024, the Company did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component, and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 9 — Commitments and Contingencies.
We are the lessee under a land lease which was previously classified as an operating lease prior to adoption of lease accounting and will continue to be classified as an operating lease under transition elections unless subsequently modified. The Company is the lessee under a long-term ground lease classified as an operating lease. The Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The base IBR is estimated utilizing observable mortgage and corporate bond rates, which are then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for the lease.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The right of use asset and lease liability are presented as “Operating lease right-of-use asset” and “Operating lease liability”, on the consolidated balance sheet as of December 31, 2024 and 2023, respectively. The lease liability and right of use asset are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.
Impairment of Long Lived Assets
The Company periodically assesses whether there are any indicators that the value of a property may be impaired or that its carrying value may not be recoverable. The indicators include sustained net operating losses, a significant change in occupancy, a significant decline in rent collection, economic changes, or if a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future undiscounted cash flow that the Company expects the property’s asset group will generate over its expected holding period, including any estimated proceeds from the eventual sale or other disposition of the property’s asset group. The estimated future undiscounted cash flow considers factors such as (i) expected future operating income, (ii) market and other applicable trends, and (iii) residual value, as well as the effects of leasing demand, competition and other factors. The Company estimates the expected future operating income using in-place contractual rent and market rents. The Company estimates the lease-up period, market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected market capitalization rate based on current market data.
If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. For properties to be held and used, the Company estimates the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2024 and 2023, the Company had cash and cash equivalents and restricted cash of $18.9 million and $12.8 million, of which $18.2 million and $12.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
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
December 31, 2024

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
Effective at the Listing, the Company entered into the 2020 OPP (as defined herein) under which the LTIP Units (as defined herein) were issued to the Advisor which has since ended on August 18, 2023 at the end of the performance period. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their measurement date and that value was reflected as a charge to earnings evenly over the service period. Following the end of the performance period under the 2020 OPP on August 18, 2023, the compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, the Company reclassified $25.8 million of amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of changes in equity. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. See Note 8 - Stockholders’ Equity and Note 12 - Equity-Based Compensation for additional information.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2014 through its taxable year ended on December 31, 2022, as a result of the board authorized revocation of our REIT election which became effective as of January 1, 2023. The Company believes that, commencing with its taxable year ended on December 31, 2014, it had been organized and operated in a manner so that it qualified as a REIT up until the board revoked the Company’s REIT election. To qualify as a REIT during that period, the Company was required to distribute annually at least 90% of the Company’s REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. As a REIT, the Company generally was not subject to U.S. federal corporate income tax on the portion of its REIT taxable income that it distributed to its stockholders. Even while the Company qualified as a REIT, it was subject to certain state and local taxes on its income and properties, as well as U.S. federal income and excise taxes on its undistributed income.
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
For addition details related to the Company’s income taxes, see Note 13 — Income Taxes.
Per Share Data
Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive instruments outstanding during such period. See Note 14 — Net Loss Per Share for additional information.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
In addition, under the multi-year outperformance agreement with the Advisor (the “2020 OPP”), the OP issued a class of units of limited partnership designated as LTIP Units (“LTIP Units”) during 2020. There were no non-controlling interests as of December 31, 2024 and 2023. See Note 8 — Stockholders’ Equity and Note 12 - Equity-Based Compensation for additional information.
Recently Issued Accounting Pronouncements
Adopted as of December 31, 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 80) — Improvements to Reportable Segment Disclosures. The new standard requires additional disclosures regarding a company’s segments, including enhanced disclosures about significant segment expenses on an annual and interim basis. However, the new standard does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted the new guidance in this Form 10-K for the year ended December 31, 2024, and it did not have a material impact on its consolidated financial statements as the provisions are related to disclosure only.
Not yet Adopted as of December 31, 2024:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company will adopt the new guidance in its Form 10-K for the year ended December 31, 2025 and it does not expect it to have a material impact on its consolidated financial statements as the provisions are related to disclosure only.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) — Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. Public entities must apply the new standard to annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements and disclosures.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three year period ended December 31, 2024. During the year ended December 31, 2024 the Company disposed of its property located at 9 Times Square for a contract sales price of $63.5 million, which resulted in a loss of $0.3 million, related to closing costs incurred at the time of the close. The Company recognized impairment charges related to the property prior to the sale as described further below. During the year ended December 31, 2023, the Company disposed of its property located at 421 W. 54th Street - Hit Factory for a contract sales price of $4.5 million, which did not result in a gain or loss on sale as a result of impairment charges recorded during the year ended December 31, 2023 (details below). The property had been vacant since the quarter ended June 30, 2018.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Assets Held for Use
When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities affecting the Company’s intent or ability to hold the property. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company records an impairment charge to write the asset down to its fair value. The Company impaired properties during the years ended December 31, 2024 and 2023 under the held and used model. Refer to the discussion below for further details.
Impairments and dispositions of real estate investments
The Company has recorded impairment charges on two of its properties in the year ended December 31, 2024 and two properties in the year ended December 31, 2023.
9 Times Square
The Company recorded $86.6 million of impairment charges in the year ended December 31, 2024 on its 9 Times Square property. The impairment charge that was recorded through June 30, 2024 of $84.7 million was recorded to reduce the carrying value of the property to its estimated fair value as determined based on the letter of intent signed in June of 2024. During the three months ended September 30, 2024 the Company classified the property as held for sale and an additional impairment charge of $1.9 million was taken for estimated closing costs associated with the anticipated disposition, which occurred on December 18, 2024.
The property was sold for a gross purchase price of $63.5 million.
On the closing date, the Company repaid the $49.5 million mortgage held by Capital One N.A. with respect to the 9 Times Square property and incurred certain minimal additional closing costs of $0.3 million, which is recorded in “Gain or (Loss) on sale of real estate investments” on the Statement of Operations for the year ended December 31, 2024.
400 E. 67th Street
The Company recorded an impairment charge of $25.8 million for the year ended December 31, 2024 on its 400 E. 67th Street property. The impairment was triggered as a result of leasing activity at the property. One major tenant’s lease expired and the tenant signed a month to month lease with us, which also expired in the fourth quarter of 2024. In addition, during the quarter ended September 30, 2024, an additional tenant vacated its current space in this property. Per their agreement with the Company, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025. The Company determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024 based on the Company’s discounted cash flow model for the property. The Company’s significant assumptions utilized to determine the fair value of the property were a terminal capitalization rate of 6% and discount rate of 8%.
421 W. 54th Street - Hit Factory
The Company recorded impairment charges of $0.5 million for its property located at 421 W. 54th Street - Hit Factory for the year ended December 31, 2023. The impairment charge incurred during the quarter ended June 30, 2023, was recorded because the carrying value exceeded the estimated sale price of the asset. The impairment charge incurred during the quarter ended September 30, 2023 was recorded because the carrying value exceeded the sales price of the asset less costs to sell the property upon classification as held for sale.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Significant Tenants
As of December 31, 2024 and 2023 there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$17,371	$12,408	$4,963	$23,044	$15,935	$7,109
Other intangibles	—	—	—	28,322	6,490	21,832
Above-market leases	1,692	780	912	5,563	4,279	1,284
Acquired intangible assets	$19,063	$13,188	$5,875	$56,929	$26,704	$30,225
Intangible liabilities:
Below-market lease liabilities	$8,489	$7,328	$1,161	$9,628	$7,567	$2,061
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
In-place leases (1)	$2,146	$3,333	$5,032
Other intangibles	407	708	708
Total included in depreciation and amortization	$2,553	$4,041	$5,740

Above-market lease intangibles (2)	$372	$825	$1,161
Below-market lease liabilities	(897)	(945)	(1,218)
Total included in revenue from tenants	$(525)	$(120)	$(57)

Below-market ground lease, included in property operating expenses	$49	$49	$49
__________

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

(1)During the year ended December 31, 2024, in connection with a tenant vacating their space prior to the lease termination, the Company accelerated the amortization of approximately $0.1 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations. The Company did not have any accelerated amortization of in-place lease intangible write-offs during the year ended December 31, 2023. During the year ended December 31, 2022, in connection with a lease modification in the second quarter of 2022 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.3 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations.
(2)The Company did not have any accelerated amortization of above-market lease intangible write-offs during the year ended December 31, 2024. In connection with an early lease termination in the second quarter of 2023 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.1 million of above-market lease intangibles during the year ended December 31, 2023, which was included in the revenue from tenants in the consolidated statement of operations. In connection with a lease modification in the second quarter of 2022 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.1 million of above-market lease intangibles during the year ended December 31, 2022, which was included in the revenue from tenants in the consolidated statement of operations.
The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2024:

(In thousands)	2025	2026	2027	2028	2029
In-place leases	$1,621	$1,110	$632	$584	$385
Total to be included in depreciation and amortization	$1,621	$1,110	$632	$584	$385

Above-market lease assets	$123	$117	$117	$112	$85
Below-market lease liabilities	(456)	(183)	(180)	(180)	(142)
Total to be included in revenue from tenants	$(333)	$(66)	$(63)	$(68)	$(57)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2024 and 2023 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2024	2023	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
9 Times Square (1) (4)	—	$—	$49,500	6.41%	Floating	Jan. 2025
1140 Avenue of the Americas (2)	1	99,000	99,000	4.18%	Fixed	Jul. 2026
123 William Street	1	140,000	140,000	4.74%	Fixed	Mar. 2027
400 E. 67th Street - Laurel Condominium/200 Riverside Boulevard - ICON Garage (2)	2	50,000	50,000	4.59%	Fixed	May 2028
8713 Fifth Avenue (2)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.85%	Fixed	Aug. 2029
Mortgage notes payable, gross	6	350,000	399,500	4.43%
Less: deferred financing costs, net (3)		(2,616)	(3,798)
Mortgage notes payable, net		$347,384	$395,702
__________
(1)Formerly fixed as a result of a “pay-fixed” interest rate swap agreement which matured in April 2024. This interest rate swap effectively fixed the mortgage at an annual rate of 3.72% when it was active prior to April 2024.
(2)These mortgage notes payable are currently either in breach of a debt covenant that may result in further restrictions as specified by the terms of the covenants or a cash sweep event. These covenant breaches or cash sweeps do not result in events of default. For more information please see “Debt Covenant Non-Compliance and Cash Sweep Events” section below.
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
(4)On April 29, 2024, the Company entered into an amendment to the loan agreement that extended the maturity of the loan to October 31, 2024, which the Company further extended to January 31, 2025, pursuant to an option contained in such agreement, at an effective variable interest rate of one-month SOFR plus a spread of 2.60% per annum. The Company determined to market certain of their properties for sale, including 9 Times Square. This amended agreement allowed the Company to begin marketing the property for sale, with the option to extend in the event the property was under contract for sale but had not yet closed at the time of maturity. On December 18, 2024, the Company sold this property for a gross purchase price of $63.5 million and paid off the 9 Times Square loan in conjunction with the sale. For additional information please see Note 3 — Real Estate Investments.
Collateral and Principal Payments
Real estate assets and intangible assets of $481.4 million, at cost (net of below-market lease liabilities), as of December 31, 2024, have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage notes payable on the applicable property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2024:

(In thousands)	Future Minimum Principal Payments
2025	$—
2026	99,000
2027	140,000
2028	60,000
2029	51,000
Thereafter	—
Total	$350,000
Debt Covenants Non-Compliance and Cash Sweep Events
Debt Covenant Non-Compliance
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 18 quarters ended December 31, 2024. The principal amount of the loan was $99.0 million as of December 31, 2024. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of December 31, 2024 and December 31, 2023 the Company had $1.6 million and $2.5 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates.
8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 18 quarters ended December 31, 2024. The principal amount for the loan was $10.0 million as of December 31, 2024. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. The Company has remained in breach for two consecutive quarters as of December 31, 2024, although, the lender has not exercised their right to replace the current manager.
Cash Sweep Events
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The Company can resolve the lease sweep by replacing the tenant. The principal amount for the loan was $50.0 million as of December 31, 2024. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, and (vi) any major tenant insolvency proceeding. A lease sweep period was triggered for the first time in the three months ended June 30, 2024.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of December 31, 2024 the Company had $4.2 million, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s consolidated balance sheet. The Company had no swept cash as of December 31, 2023.
9 Times Square
On April 29, 2024, the Company entered a cash sweep period under the non-recourse mortgage secured by the 9 Times Square asset pursuant to an amendment which, among other things, extended the maturity of the loan to October 31, 2024, which the Company further extended to January 31, 2025, pursuant to an option contained in such agreement. The amendment provides that Excess Cash Flow (as defined in the Amendment) shall be deposited to an account maintained by the Administrative Agent within ten (10) calendar days of the end of each month. On December 18, 2024, the Company sold the property for $63.5 million and paid off the loan in conjunction.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of December 31, 2024 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
Notice of Defaults
1140 Avenue of the Americas
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company. The Company believes this is a cure for the event of default. The Company has received no additional notices from the lender, which has neither charged the Company any default interest nor accelerated any portion of that debt.
400 E. 67th Street/200 Riverside Boulevard
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In their notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to the notice of default rejecting the assertions made by the lender, which the Company believes are without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. The Company has not received a response or any additional notices from the lender, which has not accelerated any portion of the loan. The Company has made all other required payments in accordance with the loan agreement. Beginning in March 2025, the lender has charged default interest to the Company, currently totaling $3.3 million. While the Company cannot predict the ultimate outcome of legal matters, the Company currently believes that it is not probable a liability has been incurred with respect to the alleged defaults and intends to challenge the charge of default interest by the lender.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 5 — Liquidity Risk
The Company faces significant liquidity constraints due to a combination of factors, including sustained declines in rental income, constrained cash flow from operations, and ongoing debt service obligations. The Company’s portfolio consists primarily of office properties located in Manhattan, which have been adversely impacted by shifts in market demand following the COVID-19 pandemic. While management has successfully executed lease transactions to mitigate vacancy risk, new leases have been executed at market rental rates below prior contractual rates, resulting in decreased revenue compared to historical levels.
Each of the Company’s properties is encumbered by non-recourse mortgage loans. While the Company has no corporate-level revolving credit facility or other committed liquidity sources, it successfully repaid its most imminent debt maturity and has no other mortgage obligation due until June 2026. However, each loan includes cash management provisions that have resulted in ongoing lender-imposed cash constraints, restricting the Company’s ability to access rental cash flows for general corporate purposes. These restrictions, combined with declining rental revenue and increasing accounts payable balances have exacerbated liquidity challenges.
To address these liquidity constraints, the Company has suspended the corporate dividend, restructured advisory fee arrangements such that the Advisor can be paid with shares in lieu of cash, and approved a plan to market certain assets for sale to generate liquidity.
While management believes that its current resources and expected cash flows are sufficient to meet its obligations as they become due over the next 12 months, there remains uncertainty regarding the Company’s longer-term liquidity position. If market conditions do not improve, or if the Company is unable to execute on planned liquidity initiatives, it may face challenges in meeting future obligations, which could have a material adverse effect on its business, financial condition, and results of operations.
Management continues to evaluate its strategic alternatives and monitor market conditions closely to ensure the Company maintains sufficient liquidity to operate effectively.
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
December 31, 2024

Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2024
Interest Rate “Pay-fixed” Swap - asset	$—	$—	$—	$—

December 31, 2023
Interest Rate “Pay-fixed” Swap - asset	$—	$400	$—	$400
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		December 31,
		2024		2023
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 9 Times Square	3	$—	$—	$49,500	$49,265
Mortgage note payable — 1140 Avenue of the Americas (1)	3	99,000	69,238	99,000	69,619
Mortgage note payable — 123 William Street	3	140,000	132,474	140,000	130,463
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (2)	3	50,000	31,671	50,000	45,442
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,181	10,000	9,193
Mortgage note payable — 196 Orchard Street	3	51,000	44,896	51,000	44,857
Total		$350,000	$287,460	$399,500	$348,839
__________
(1)The Company recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for its 1140 Avenues of the Americas property. As a result, the Company adjusted the fair value of the property’s mortgage to the current carrying value of the property as of December 31, 2023. There were no additional impairment charges in the year ended December 31, 2024. For additional information please see Note 3 — Real Estate Investments.
(2)The Company recorded an impairment charge of $25.8 million during the year ended December 31, 2024 for its 400 E. 67th Street property. As a result, the Company adjusted the fair value of the 400 E. 67th Street allocable mortgage balance to the property's current carrying value as of December 31, 2024. For additional information please see Note 3 — Real Estate Investments.

Note 7 — Derivatives and Hedging Activities
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2024 and 2023.

Derivatives designated as hedging instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
		(in thousands)	(in thousands)
Interest Rate “Pay-fixed” Swap	Derivative asset (liability), at fair value	$—	$400

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2024, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. In connection with the modification and partial pay down of the Company’s mortgage loan on its 9 Times Square property in March 2022, the Company terminated a $55.0 million notional, LIBOR based “pay-fixed” interest rate swap and replaced it with a $49.5 million notional, SOFR based “pay-fixed” interest rate swap. At the time of the modification a net carrying amount reflecting the amount paid and the off market value rolled into the new swap and remained in Accumulated Other Comprehensive Income. The amount was amortized into interest expense over the term of the hedged item. This interest rate swap expired in April 2024 and subsequently on December 18, 2024 the property was sold and as a result, there was no unamortized balance remaining as of December 31, 2024.
The Company did not have any derivatives as of December 31, 2024. As of December 31, 2023, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay-fixed” Swap	1	$49,500
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$8	$272	$2,910
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$414	$1,503	$(241)
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$(19,488)	$(18,858)	$(18,924)
Note 8 — Stockholders’ Equity
As of December 31, 2024 and 2023, the Company had approximately 2.6 million and 2.3 million shares of common stock outstanding, respectively, including unvested restricted shares, after giving effect to the Reverse Stock Split (see Note 1 — Organization for additional details). As of December 31, 2024, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Rights Offering
In February 2023, the Company raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023. In connection with the Rights Offering, Bellevue and its affiliates acquired approximately 367,956 shares. As of December 31, 2024 Bellevue owned approximately 1,447,734 shares of the Company’s Class A common stock (see Note 10 — Related Party Transactions and Arrangements).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 10 — Related Party Transactions and Arrangements. For the years ended December 31, 2024 and 2023 the Company issued shares in lieu of cash for the asset management and property management fees for a total expense of $1.2 million and $0.5 million, respectively.
. The following table shows the shares issued in relation to the Side Letter and management agreement for the years ended December 31, 2024 and 2023:

Period of Issuance	Recipient	Agreement	Shares Issued(1)	Closing Share Price
January 2023	The Advisor	Advisory Agreement - AM Fees	31,407	$15.44
March 2024	The Advisor	Advisory Agreement - AM Fees	70,607	$7.54
April 2024	The Advisor	Advisory Agreement - G&A Fees	68,308	$6.58
April 2024	The Advisor	Advisory Agreement - PM Fees	22,857	$6.58
May 2024	The Advisor	Advisory Agreement - AM Fees	83,543	$5.72
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the year ended December 31, 2024, 2023 and 2022 any DRIP transactions were settled through open market transactions and no shares were issued by the Company.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
2024 Tender Offer by an Affiliate of the Advisor
On May 7, 2024, Bellevue announced a tender offer to purchase up to 125,000 shares of the Company’s Class A common stock, at a purchase price equal to $11.00 per share. The tender offer expired on July 15, 2024 and 125,000 shares were tendered and accepted by Bellevue for a purchase price to Bellevue of an aggregate of approximately $1.4 million, less any fees, expenses, or taxes withheld. As of December 31, 2024 Bellevue owned approximately 1,447,734 shares of the Company’s Class A common stock or approximately 54.4% of outstanding shares of the Company, which did not result in a change of control event. The tender offer announced by Bellevue had no impact on the Company’s financial statements as no new shares were issued or cash received by the Company as a result.
2024 Stock Repurchase
On December 23, 2024, the Company entered into a settlement agreement with a shareholder to repurchase 26,625 shares of the Company’s Class A common stock at a purchase price equal to $8.69 per share for a total purchase price of $0.2 million. In addition, the Company agreed to pay $0.4 million for a reimbursement for legal expenses in connection with a shareholder settlement agreement.
Note 9 — Commitments and Contingencies
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
As of December 31, 2024, the Company’s ground lease has a remaining lease term of 42.0 years and a discount rate of 8.6%. As of December 31, 2024, the Company’s balance sheet includes an ROU asset and liability of $54.5 million and $54.6 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the years ended December 31, 2024, 2023 and 2022, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the years ended December 31, 2024, 2023 and 2022.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of December 31, 2024:

(In thousands)	Future Minimum Base Rent Payments
2025	$4,746
2026	4,746
2027	4,746
2028	4,746
2029	4,746
Thereafter	183,516
Total	207,246
Less: Effects of discounting	(152,654)
Total present value of lease payments	$54,592
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2024, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of December 31, 2024 and 2023, entities wholly owned by AR Global Investments, LLC owned 536,252 and 290,937 shares (adjusted for the Reverse Stock Split), respectively, of the Company’s outstanding Class A common stock. As of December 31, 2024 and 2023, Bellevue owned approximately 54.4% and 45.4% of outstanding shares of the Company.
During the year ended December 31, 2024, as a result of the tender offer by Bellevue announced on May 7, 2024, 125,000 shares were tendered to Bellevue for an aggregate cost of approximately $1.4 million, in cash, less any fees, expenses or applicable withholding taxes relating to the tender offer. For additional information see Note 8 — Stockholders’ Equity.
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
December 31, 2024

Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in each of the months of August, September, October, November, and December 2022, as well as in the months of January 2023, March 2024 and May 2024 (see Note 8 — Stockholders’ Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the years ended December 31, 2024, 2023 or 2022.
Management Fee Expense
The Company recorded expense of $6.1 million, $6.0 million and $5.5 million for base asset management fees during the years ended December 31, 2024, 2023, and 2022 respectively. There were no variable management fees incurred in any of these periods. The management fees for the year ended December 31, 2024, 2023 and 2022 were paid partially with cash and partially with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.
The base asset management fees for the years ended December 31, 2024 and 2023 were paid in cash, except for such periods discussed in Note 8 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
Property Management Fees
Pursuant to the Property Management and Leasing Agreement (the “PMA”), as most recently amended on March 29, 2024 except in certain cases where the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 3.25% of gross revenues from the properties managed, plus market-based leasing commissions, and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The term of the PMA is coterminous with the term of the Advisory Agreement.
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
December 31, 2024

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
The Company incurred approximately $1.7 million and $1.6 million in property management fees during the years ended December 31, 2024 and 2023, respectively. These property management fees were paid in cash, except for such periods as discussed in Note 8 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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
•With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i)$3.0 million ($2.6 million before the three months ended March 31, 2024), or
(ii)if the Asset Cost as of the last day of the fiscal year is equal to or greater than $1.25 billion, (x) the Asset Cost as of the last day of the fiscal year multiplied by (y) 0.30%.
Professional fees and other reimbursement include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
Professional fees and other reimbursements for the years ended December 31, 2024, 2023, and 2022 were $4.4 million, $4.4 million and $4.4 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the year ended December 31, 2024, were $3.4 million ($0.4 million related to administrative and overhead expenses and $3.0 million were for salaries, wages, and benefits), and for the years ended December 31, 2023 and 2022 were $3.0 million ($0.4 million related to administrative and overhead expenses and $2.6 million were for salaries, wages, and benefits), which are the limits set forth in the Advisory Agreement. The actual expenses incurred by the Advisor exceeded these limits.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the year ended December 31, 2024 and 2023 except such periods as discussed in Note 8 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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
Additionally, pursuant to the terms of a promissory note executed during the three months ended September 30, 2024 between the Company and the Advisor, the Company borrowed $0.575 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of September 30, 2024 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 8.63% and would have been callable on or after December 29, 2024. Amounts repaid under the promissory note may not be reborrowed. During the fourth quarter of 2024, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable)
(In thousands)	2024	2023	2022	December 31,
	Incurred	Incurred	Incurred	2024	2023
Ongoing fees:
Asset and property management fees to related parties (1)	$7,751	$7,680	$7,571	$317	$20
Professional fees and other reimbursements (2)	4,351	4,352	4,375	—	—
Total related party operation fees and reimbursements	$12,102	$12,032	$11,946	$317	$20
__________
(1)During the year ended December 31, 2024, approximately $1.2 million was paid with shares of the Company’s Class A common stock for the management fee, of which $1.0 million was related to AM Fees and $0.2 million was related to PM Fees. During the year ended December 31, 2023, approximately $0.5 million was paid with shares of the Company’s Class A common stock for the management fee. Amounts for the year ended December 31, 2022 included approximately $5.0 million in fees paid with shares of the Company’s A Class A common stock (approximately $3.0 million in shares related to the Side Letter and approximately $2.0 million in shares accepted in lieu of cash under the management agreement) for the management fee. Amounts for the year ended December 31, 2021 were all paid in cash. See disclosure in this footnote above for additional information.
(2)Amounts for the year ended December 31, 2024, 2023 and 2022, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss, of which $0.4 million was paid with shares of the Company’s Class A common stock.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Note 11 — Economic Dependency
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
Note 12 — Equity-Based Compensation
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
December 31, 2024

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

During the quarter ended June 30, 2024, the Company issued 48,500 restricted shares to employees of the Advisor. The restricted shares granted to employees of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date. In addition, during the quarter ended June 30, 2024, the Company issued 10,000 restricted shares to the Company’s CEO and 4,375 restricted shares to the Company’s CFO. The restricted shares granted to the CEO and CFO of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date. Also, during the quarter ended June 30, 2024, the Company issued 1,619 fully vested restricted shares to an employee who previously terminated their employment, as part of a termination agreement
During the quarter ended September 30, 2024, the Company issued 21,216 restricted shares as part of the annual award by the Company to the Company’s board of directors. These restricted shares issued to the board of directors will vest in 20% increments on each of the first five anniversaries of the respective grant dates.
The following table displays restricted share award activity during the years ended December 31, 2024, 2023 and 2022 and has been retroactively adjusted for the Reverse Stock Split (see Note 1 — Organization for additional details):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	18,134	90.16
Granted	36,232	9.17
Vested	(15,376)	41.71
Forfeitures	(2,792)	94.08
Unvested, December 31, 2023	36,198	29.37
Granted	85,710	8.73
Vested	(19,758)	15.84
Forfeitures	(953)	65.86
Unvested, December 31, 2024	101,197	14.19
__________
As of December 31, 2024, the Company had $1.1 million of unrecognized compensation cost, respectively, related to unvested restricted share awards granted and the cost is expected to be recognized over a weighted-average period of 3.0 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.4 million, $0.6 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Also, for the year ended December 31, 2022, approximately $0.1 million of additional net amortization expense was recorded for the accelerated vesting of restricted shares of one employee of the Advisor and the forfeiture, new issuance and vesting of restricted shares of other former employees of the Advisor who are providing certain consulting services to the Advisor.
Multi-Year Outperformance Award
On the Listing Date, the Company, the Company, the OP and the Advisor entered into the 2020 OPP pursuant to which a performance-based equity award was granted to the Advisor. The award was based on the recommendation of the Company’s compensation consultant, and approved by the Company’s independent directors, acting as a group.
Initially, the award under the 2020 OPP was in the form of a single Master LTIP Unit. On September 30, 2020, the 30th trading day following the Listing Date, in accordance with its terms, the Master LTIP Unit automatically converted into 501,605 LTIP Units, equal to the quotient of $50.0 million divided by $99.68 (adjusted for the Reverse Stock Split), which represented the average closing price of one share of Class A common stock over the ten consecutive trading days immediately prior to September 30, 2020. This number of LTIP Units represents the maximum number of LTIP Units that may be earned by the Advisor during a performance period ending on the earliest of (i) August 18, 2023, (ii) the effective date of any Change of Control (as defined in the 2020 OPP), and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company. This number of LTIP Units represented the maximum number of LTIP Units that could have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned under the performance measures.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

For accounting purposes, July 19, 2020 is treated as the grant date (the “Grant Date”), because the Company’s independent directors approved the 2020 OPP and the award made thereunder on that date. The Company engaged third party specialists, who used a Monte Carlo simulation, to calculate the fair value as of the date the Master LTIP Unit converted (September 30, 2020), on which date the fair value was also fixed. The total fair value of the LTIP Units of $25.8 million is being recorded over the requisite service period of 3.1 years beginning on the Grant Date and ending on the third anniversary of the Listing Date (August 18, 2023). As a result, during the year ended December 31, 2024, the Company did not record any equity-based compensation expense related to the LTIP Units. During the years ended December 31, 2023 and 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $5.3 million and $8.4 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss.
The LTIP Units issued pursuant to the 2020 OPP could potentially have been earned by the Advisor during a performance period which ended on August 18, 2023. The compensation committee of the board of directors of the Company determined that none of the 501,605 of the LTIP Units subject to the 2020 OPP had been earned under the performance measures. These LTIP Units were thus automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of equity. As of December 31, 2024, the total fair value of the LTIP Units had been fully amortized to expense and no future expense remains.
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
For the years ended December 31, 2024, 2023 and 2022 the Company paid zero, zero and $80,000 respectively, of distributions related to the LTIP units. As discussed above, the LTIP Units were automatically forfeited effective as of August 18, 2023, without the payment of any consideration by the Company or the OP.
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
December 31, 2024

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
Note 13 — Income and Other Taxes
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses the Company may own and operate. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, the Company’s board of directors authorized revocation of the Company’s REIT election which became effective as of January 1, 2023. Historically, effective with the taxable year ended December 31, 2014 through the taxable year ended December 31, 2022, the Company had elected to be taxed as a REIT. As a REIT, the Company was allowed a special deduction for dividends paid. As a corporation, the Company expects to pays a capital base tax in NYC of $0.3 million for the year ended December 31 2024, which is included in general and administrative expenses.
As of December 31, 2024, the Company had no material uncertain tax positions. The taxable years subsequent to and including December 31, 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

As a REIT, the Company had deferred tax items, however, due to the Company’s prior intent and ability to maintain REIT status, they were reflected an effective tax rate of zero upon their future reversal. Because the Company revoked its REIT election as of January 1, 2023, the future reversal of these temporary differences will occur as a taxable corporation at full rates. Accordingly, the tax effects of temporary difference that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are presented below:

	As of December 31,
(In thousands)	2024	2023
Deferred Tax Assets:
Depreciation and amortization	$49,810	$47,688
Deferred leasing costs	—	1,360
Restricted stock awards and 2020 OPP	139	71
Deferred revenue	951	1,246
Operating lease liabilities	17,071	17,091
Net operating loss carryforwards	92,238	49,477
Other	95	135
Total deferred tax assets	160,304	117,068

Deferred Tax Liabilities:
Straight-line rent	7,210	9,616
Operating leases right-to-use assets	17,047	17,116
Total deferred tax liabilities	24,257	26,732

Net deferred tax assets before valuation allowance	136,047	90,336
Valuation allowance	(136,047)	(90,336)
Net deferred tax assets	$—	$—
The Company is subject to U.S. federal and state corporate income taxes. As of December 31, 2024 and 2023, the Company had gross federal net operating loss carryforwards of $298.8 million and $186.5 million, respectively, and gross state net operating loss carryforwards of $287.2 million and $176.0 million, respectively, which are available to offset future U.S. federal and state taxable income, if and when it arises. Any federal net operating loss carryforwards generated before December 31, 2017 will begin to expire during 2035. A portion of the net operating loss carryforwards may be limited in their use due to certain provisions of the Code, including but not limited to Section 382, which imposes an annual limit on the amount of net operating losses and net capital loss carryforward that the Company can use to offset future taxable income.
Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of December 31, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split (see Note 1 — Organization for additional details):

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Net loss and Net loss attributable to common stockholders	$(140,591)	$(105,924)	$(45,896)
Adjustments to net loss attributable to common stockholders	—	—	(80)
Adjusted net loss and net loss attributable to common stockholders	$(140,591)	$(105,924)	$(45,976)
Basic and diluted weighted average shares outstanding	2,487,827	2,226,721	1,729,264
Basic and diluted net loss per share	$(56.51)	$(47.57)	$(26.59)
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

	Year Ended December 31,
	2024	2023	2022
Unvested restricted shares (1)	74,328	29,105	13,691
Class A Units (2)	—	—	—
LTIP Units (3)	—	314,706	501,605
Total weighted-average anti-dilutive common share equivalents	74,328	343,811	515,296
__________
(1)There were 101,197, 36,198, and 18,134 unvested restricted shares (adjusted for the Reverse Stock Split) outstanding as of December 31, 2024, 2023 and 2022, respectively.
(2) Formerly known as OP Units. As of December 31, 2024, 2023 and 2022 there were no Class A Units outstanding.
(3)There were zero, zero, and 501,605 LTIP Units outstanding (adjusted for the Reverse Stock Split) as of December 31, 2024, 2023 and 2022, respectively (see Note 12 — Equity-Based Compensation for additional information).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2024, 2023 and 2022 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2024, 2023 and 2022 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2024, 2023 and 2022 and/or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 15 — Segment Reporting
We are an externally managed company that owns a portfolio of high-quality commercial real estate located within New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. Our Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, does not distinguish or group operations based on geography, size, type or other basis when assessing the financial performance of our properties. Our operating properties have similar economic characteristics and provide similar products and services to consumers. Accordingly, we manage and evaluate our operations as a single reportable segment based on our consolidated financial statements for financial reporting and disclosure purposes.
The CODM is responsible for overseeing our operations and making key strategic decisions, including the allocation of resources, evaluating financial performance, and determining the overall direction of our Company. The CODM receives consolidated financial and operational data to assess performance and make these decisions. Our measure of segment profit or loss is net earnings (loss). The CODM also reviews significant expenses associated with the Company’s single reportable segment which are presented in the Consolidated Statements of Operations.
The CODM reviews net earnings (loss) and the relevant components thereof that are directly reflected on our Consolidated Statements of Operations. The CODM is also regularly provided the reportable segment level asset information, real estate investments, net, which is directly reflected on the Consolidated Balance Sheets. Refer to the descriptions below for further details:
•Net earnings (loss): this metric represents the total profit after accounting for all revenues, expenses and other costs. It reflects our overall financial performance and profitability. Net earnings (loss) is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Net earnings (loss) are reported in the Consolidated Statement of Operations and Comprehensive Income.
•Revenue from tenants: a component of net earnings (loss), this balance represents the total income derived from long-term leases with tenants. It is the primary source of revenue for us and reflects the effectiveness of our real estate portfolio in generating rental income. Revenue from tenants is reported in the Revenue section of the Consolidated Statement of Operations and Comprehensive Income.
•Total Operating Expenses: a component of net earnings (loss), operating expenses include all costs related to the maintenance and management of the properties, including property costs and general and administrative expenses. These expenses are critical to maintaining the portfolio’s long-term profitability and are disclosed under the Operating Expenses section of the Consolidated Statement of Operations and Comprehensive Income.
•Real Estate Investments, net: this total represents the value of properties that we actively use to generate rental income. It is a core asset-based metric and a key driver of our long-term growth. Managing real estate held for use is essential for value appreciation and strategic portfolio management, which enables us to make informed decisions regarding acquisitions, divestitures, and overall asset allocation to support sustainable growth and are disclosed under the Real Estate section of the Consolidated Balance Sheets.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following:
Notice of Defaults
1140 Avenue of the Americas

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company. The Company believes this is a cure for the event of default. The Company has received no additional notices from the lender, which has neither charged the Company any default interest nor accelerated any portion of that debt.
400 E. 67th Street/200 Riverside Boulevard
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. Beginning in March 2025, the lender has charged default interest to the Company.
See Note 4 - Mortgage Notes Payable for additional information.

AMERICAN STRATEGIC INVESTMENT CO.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2024
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2024	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2024 (1) (2)	Accumulated Depreciation (3) (4)
400 E. 67th Street - Laurel Condominiums (7)	NY	9/5/2014	$44,610	$10,653	$55,682	$(39,878)	$26,457	$177
200 Riverside Blvd - ICON Garage	NY	9/24/2014	5,390	13,787	5,510	—	19,297	1,412
123 William Street	NY	3/27/2015	140,000	50,064	182,917	36,455	269,436	69,296
1140 Avenue of the Americas (5) (6)	NY	6/15/2016	99,000	—	148,647	(88,266)	60,381	2,194
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	1,414	15,389	1,574
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	—	79,871	3,294
Total			$350,000	$134,782	$426,325	$(90,275)	$470,831	$77,947
____________
(1)Acquired intangible assets allocated to individual properties in the amount of $19.1 million are not reflected in the table above.
(2)The tax basis of the associated fixed assets as of December 31, 2024 was $555.5 million (unaudited).
(3)The accumulated depreciation column excludes $13.2 million of amortization associated with acquired intangible assets.
(4)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
(5)The land underlying this property is subject to a land lease. The related Right-of-use asset are separately recorded. See Note 9 — Commitments and Contingencies for additional information.
(6)This property has been impaired as of December 31, 2023. For additional information, please see Note 3 — Real Estate Investments — Assets Held for Use.
(7)This property has been impaired as of December 31, 2024. For additional information, please see Note 3 — Real Estate Investments — Assets Held for Use.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2024, 2023 and 2022:

	December 31,
(In thousands)	2024	2023	2022
Real estate investments, at cost:
Balance at beginning of year	$668,200	$769,286	$765,176
Capital expenditures	1,249	3,376	6,335
Asset Dispositions	(44,815)	(4,524)	—
Impairments	(99,226)	(66,320)	—
Write-offs	(54,577)	(33,618)	(2,225)
Balance at end of the year	$470,831	$668,200	$769,286

Accumulated depreciation:
Balance at beginning of year	$118,252	$131,467	$112,641
Depreciation expense	14,272	20,796	21,051
Asset Disposition	—	(393)	—
Write-offs	(54,577)	(33,618)	(2,225)
Balance at the end of the year	$77,947	$118,252	$131,467