Form 10-Q
period 2025-03-31
American Strategic Investment Co.
filed 2025-05-09
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2025, the registrant had 2,634,078 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$129,517	$129,517
Buildings and improvements	341,386	341,314
Acquired intangible assets	17,203	19,063
Total real estate investments, at cost	488,106	489,894
Less accumulated depreciation and amortization	(92,533)	(91,135)
Total real estate investments, net	395,573	398,759
Cash and cash equivalents	7,083	9,776
Restricted cash	8,743	9,159
Operating lease right-of-use asset	54,458	54,514
Prepaid expenses and other assets	4,113	5,233
Straight-line rent receivable	22,940	23,060
Deferred leasing costs, net	6,467	6,565
Total assets	$499,377	$507,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$347,637	$347,384
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $267 and $317 at March 31, 2025 and December 31, 2024, respectively)	15,729	15,302
Operating lease liability	54,572	54,592
Below-market lease liabilities, net	992	1,161
Deferred revenue	3,361	3,041
Total liabilities	422,291	421,480

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,634,355 and 2,634,355 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	731,521	731,429
Accumulated other comprehensive income	—	—
Distributions in excess of accumulated earnings	(654,462)	(645,870)
Total equity	77,086	85,586
Total liabilities and equity	$499,377	$507,066
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue from tenants	$12,308	$15,481

Operating expenses:
Asset and property management fees to related parties	1,868	1,903
Property operating	8,137	8,382
Equity-based compensation	92	54
General and administrative	3,135	2,801
Depreciation and amortization	3,591	5,261
Total operating expenses	16,823	18,401
Operating loss	(4,515)	(2,920)
Other income (expense):
Interest expense	(4,083)	(4,697)
Other income (expense)	6	9
Total other expense	(4,077)	(4,688)
Net loss and Net loss attributable to common stockholders	$(8,592)	$(7,608)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	—	(406)
Other comprehensive (loss) income	—	(406)
Comprehensive loss	$(8,592)	$(8,014)

Weighted-average shares outstanding — Basic and Diluted	2,533,557	2,322,594
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.39)	$(3.28)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2024	2,634,355	$27	$731,429	$—	$(645,870)	$85,586	$—	$85,586
Equity-based compensation			92	—	—	92	—	92
Net loss	—	—	—	—	(8,592)	(8,592)	—	(8,592)
Balance, March 31, 2025	2,634,355	$27	$731,521	$—	$(654,462)	$77,086	$—	$77,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital (1)	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	2,334,340	$23	$729,644	$406	$(505,279)	$224,794	$—	$224,794
Common stock issued to the Advisor	70,607	1	532	—	—	533	—	533
Equity-based compensation	(953)	—	54	—	—	54	—	54
Net loss	—	—	—	—	(7,608)	(7,608)	—	(7,608)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Balance, March 31, 2024	2,403,994	$24	$730,230	$—	$(512,887)	$217,367	$—	$217,367
________

(1) Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,592)	$(7,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,591	5,261
Amortization of deferred financing costs	253	386
Accretion of below- and amortization of above-market lease liabilities and assets, net	(124)	(55)
Equity-based compensation	92	54
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	—	533
Changes in assets and liabilities:
Straight-line rent receivable	120	(30)
Straight-line rent payable	27	27
Prepaid expenses, other assets and deferred costs	857	234
Accounts payable, accrued expenses and other liabilities	419	2,470
Deferred revenue	320	383
Net cash provided by (used in) operating activities	(3,037)	1,655
Cash flows from investing activities:
Capital expenditures	(72)	(364)
Net cash used in investing activities	(72)	(364)
Cash flows from financing activities:
Net cash (used in) provided by financing activities	—	—
Net change in cash, cash equivalents and restricted cash	(3,109)	1,291
Cash, cash equivalents and restricted cash, beginning of period	18,935	12,808
Cash, cash equivalents and restricted cash, end of period	$15,826	$14,099

Cash and cash equivalents	$7,083	$5,293
Restricted cash	8,743	8,806
Cash, cash equivalents and restricted cash, end of period	$15,826	$14,099

Supplemental Disclosures:
Cash paid for interest	$3,319	$4,321
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	8	43
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	—	533
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of March 31, 2025, the Company owned six properties consisting of 1.0 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2025 and 2024, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 19, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Continuing Adverse Impacts Since the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. New York City, where all of the Company’s properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. While the COVID-19 pandemic subsided and the Company’s properties remain accessible to all tenants, some tenants have vacated, terminated or otherwise did not renew their lease. The Company has incurred increased unreimbursed property operating expenses because the Company’s occupancy has not fully recovered to pre-pandemic levels, and these increased expenses have been compounded by inflation. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. Some businesses continue to maintain hybrid or all work-from-home arrangements in response to employee desire for more flexibility, which may lead to continued challenges in the commercial real estate market and potentially represents a long-term negative impact on the New York City real estate market. There can be no assurance that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the quarters ended March 31, 2025 and 2024 and no new COVID-19 deferral or abatement agreements were entered into. As of March 31, 2025 and 2024 the occupancy and operating results at (i) 1140 Avenue of Americas, and (ii) 8713 Fifth Avenue have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In our 400 E. 67th Street property, one major tenant's lease expired and we subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month lease ended. In addition at the Company’s 400 E. 67th Street property, another major tenant is paying through the end of their lease, which is September 2025; however, they moved out of the space in the third quarter of 2024. See Note 4 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of March 31, 2025.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2025, these leases had a weighted-average remaining lease term of 5.4 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the three months ended March 31, 2025 and 2024, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of March 31, 2025, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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
March 31, 2025
(Unaudited)
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
Recently Issued Accounting Pronouncements
Not Yet Adopted as of March 31, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company will adopt the new guidance in its Annual Report on Form 10-K for the year ended December 31, 2025. The guidance is not expected to have a material impact on its consolidated financial statements.
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2025 or 2024. Also, there were no dispositions of real estate during the three months ended March 31, 2025 or 2024.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
In-place leases	$380	$580
Other intangibles	—	177
Total included in depreciation and amortization	$380	$757

Above-market lease intangibles	$35	$145
Below-market lease liabilities	(172)	(213)
Total included in revenue from tenants	$(137)	$(68)

Below-market ground lease, included in property operating expenses	$12	$12

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2025:

(In thousands)	2025 (remainder)	2026	2027	2028	2029	2030
In-place leases	$726	$632	$624	$584	$385	$385
Total to be included in depreciation and amortization	$726	$632	$624	$584	$385	$385

Above-market lease assets	$88	$117	$117	$112	$85	$85
Below-market lease liabilities	(284)	(183)	(180)	(180)	(142)	(22)
Total to be included in revenue from tenants	$(196)	$(66)	$(63)	$(68)	$(57)	$63
Significant Tenants
As of March 31, 2025 and March 31, 2024, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
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
Impairment Charges
There were no impairment charges recorded during the three months ended March 31, 2025 or 2024.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2025 and December 31, 2024 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2025	December 31, 2024	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
1140 Avenue of the Americas (1)(3)	1	99,000	99,000	4.18%	Fixed	Jul. 2026
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (1) (4)	2	50,000	50,000	4.59%	Fixed	May 2028
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.85%	Fixed	Aug. 2029
Mortgage notes payable, gross	6	350,000	350,000	4.43%
Less: deferred financing costs, net (2)		(2,363)	(2,616)
Mortgage notes payable, net		$347,637	$347,384
_______
(1)These mortgage notes payable are currently either in breach of a debt covenant that may result in further restrictions as specified by the terms of the covenants or a cash sweep event. These covenant breaches or cash sweeps do not result in an event of default. For more information please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notice of Defaults and Notice of Acceleration” section below.
(2)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
(3)The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for failure to make certain scheduled interest payments, and on April 7, 2025 the Company was informed by the lender that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable. The Company is evaluating its options with respect to the property and there can be no assurance as to the resolution of these matters with the lender. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notice of Defaults and Notice of Acceleration” section below.
(4) The Company was informed by the lender pursuant to letters dated in November 2024, December 2024 and January 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The Company has responded to such notices of default, rejecting the assertions made by the lender, and has not received a response or additional notices from the lender. The lender has not accelerated any portion of the loan. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notice of Defaults and Notice of Acceleration” section below

Collateral and Principal Payments
Real estate assets and intangible assets of $488.1 million, at cost (net of below-market lease liabilities), as of March 31, 2025 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2025:

(In thousands)	Future Minimum Principal Payments
2025 (remainder) (1)	$—
2026	99,000
2027	140,000
2028	60,000
2029	51,000
2030	—
Thereafter	—
Total	$350,000
_______
(1) On April 7, 2025, the Company was informed by the lender under the loan secured by the 1140 Avenue of the Americas property that the principal balance due under the loan agreement had been accelerated and all amounts under such loan agreement were due and payable.

Debt Covenant Non-Compliance, Cash Sweep Events, Notice of Defaults and Notice of Acceleration
Debt Covenant Non-Compliance
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 19 quarters ended March 31, 2025. The principal amount of the loan was $99.0 million as of March 31, 2025. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if the Company satisfies the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. The Company can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2025 and December 31, 2024 the Company had $1.2 million and $1.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates. In addition, the debt service payment for the month of April under this non-recourse mortgage was not made in full by the rental income from the property collected in the cash management accounts under control of the lender.
On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in a notice from the lender to the Company on February 19, 2025. For additional information with respect to such notices and the Company’s response thereto, see “—Notices of Default and Notice of Acceleration” below.
8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 19 quarters ended March 31, 2025. The principal amount for the loan was $10.0 million as of March 31, 2025. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. The Company has remained in breach for three consecutive quarters as of March 31, 2025, although, the lender has not exercised their right to replace the current manager.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Cash Sweep Events
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of March 31, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of March 31, 2025 and December 31, 2024 the Company had $4.4 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s consolidated balance sheet.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of March 31, 2025 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
Notice of Defaults and Notice of Acceleration
1140 Avenue of the Americas
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company. The Company believes this was a cure for the event of default.
On April 7, 2025, the Company was informed by the lender that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan document, which is a rate annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) five percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. The Company is evaluating its options with respect to the property and there can be no assurance as to the resolution of these matters with the lender.
400 E. 67th Street/200 Riverside Boulevard
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In their notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to the notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believes are without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. The Company has not received a response or any additional notices from the lender, which has not accelerated any portion of the loan. Beginning in March 2025, the lender has charged default interest to the Company, currently totaling $3.3 million. While the Company cannot predict the ultimate outcome of legal matters, the Company currently believes that it is not probable a liability has been incurred with respect to the alleged defaults and intends to challenge the charge of default interest by the lender.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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
Each of the Company’s properties is encumbered by non-recourse mortgage loans. While the Company has no corporate-level revolving credit facility or other committed liquidity sources, it successfully repaid its most imminent debt maturity and has no scheduled other mortgage obligation due until June 2026. However, each loan includes cash management provisions that have resulted in ongoing lender-imposed cash constraints, restricting the Company’s ability to access rental cash flows for general corporate purposes. In addition, the Company has received notices of default with respect to its indebtedness secured by the 400 E. 67th Street/200 Riverside Blvd. properties, and received a notice on April 7, 2025 from the lender with respect to the indebtedness secured by the 1140 Avenue of the Americas property that the outstanding principal balance due under the applicable loan agreement had been accelerated and all amounts under such loan agreement were due and payable. For more information, please see “Note 4. Mortgage Notes Payable—Debt Covenant Non-Compliance, Cash Sweep Events, Notice of Defaults and Notice of Acceleration” section above. These defaults and restrictions, combined with declining rental revenue and increasing accounts payable balances have exacerbated liquidity challenges, and, if not resolved, the notices of default and acceleration of debt described above could have a material adverse effect on the Company’s business.
To address these liquidity constraints, the Company has suspended the corporate dividend, restructured advisory fee arrangements such that the Advisor can be paid with shares in lieu of cash when necessary, and approved a plan to market certain assets for sale to generate liquidity.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		March 31, 2025		December 31, 2024
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 1140 Avenue of the Americas (1)	3	99,000	69,238	99,000	69,238
Mortgage note payable — 123 William Street	3	140,000	134,068	140,000	132,474
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage(2)	3	50,000	31,671	50,000	31,671
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,348	10,000	9,181
Mortgage note payable — 196 Orchard Street	3	51,000	45,921	51,000	44,896
Total		$350,000	$290,246	$350,000	$287,460
___________
(1)The Company recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for its 1140 Avenues of the Americas property. As a result, the Company adjusted the fair value of the property’s mortgage to the current carrying value of the property.
(2)The Company recorded an impairment charge of $25.8 million during the year ended December 31, 2024 for its 400 E. 67th Street property. As a result, the Company adjusted the fair value of the 400 E. 67th Street allocable mortgage balance to the property's current carrying value as of December 31, 2024.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 7 — Stockholders’ Equity
As of March 31, 2025 and December 31, 2024, the Company had 2.6 million and 2.6 million shares of common stock outstanding, respectively, including unvested restricted shares. As of March 31, 2025, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 9 — Related Party Transactions and Arrangements. There were no shares issued in lieu of cash for asset management and property management services rendered during the three months ended March 31, 2025. For the three months ended March 31, 2024 the Company issued shares in lieu of cash for the asset management and property management fees for a total expense of $0.5 million, respectively.
The following table shows the shares issued in relation to the advisory and property management agreements as of March 31, 2025 and 2024:

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended March 31, 2025 and year ended December 31, 2024, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
As of March 31, 2025, the Company’s ground lease has a remaining lease term of 41.8 years and a discount rate of 8.6%. As of March 31, 2025, the Company’s balance sheet includes an ROU asset and liability of $54.5 million and $54.6 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For both the three months ended March 31, 2025, and 2024 the Company paid cash of $1.2 million for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the three months ended March 31, 2025 and 2024.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of March 31, 2025:

(In thousands)	Future Base Rent Payments
2025 (remainder)	$3,560
2026	4,746
2027	4,746
2028	4,746
2029	4,746
Thereafter	183,516
Total lease payments	206,060
Less: Effects of discounting	(151,488)
Total present value of lease payments	$54,572
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or know to be contemplated against the Company as of March 31, 2025.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2025, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2025 and December 31, 2024, entities wholly owned by AR Global owned 536,252 and 536,252 shares, respectively, of the Company’s outstanding Class A common stock. As of March 31, 2025 and December 31, 2024, Bellevue owned approximately 56.8% and 54.4% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.
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
March 31, 2025
(Unaudited)
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in each of the months of August, September, October, November, and December 2022, as well as in the months of January 2023, March 2024 and May 2024 (see Note 7 — Stockholders’ Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, (which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended March 31, 2025 or 2024.
Management Fee Expense
The Company recorded expense of $1.5 million for the three months ended March 31, 2025 and $1.5 million for base asset management fees during the three months ended March 31, 2024. There were no variable management fees incurred in either of these periods. The management fees for the three months ended March 31, 2024 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.
The base asset management fees for the three months ended March 31, 2025 were paid in cash and the monthly management fee paid in shares during the three months ended March 31, 2024 are discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The Company incurred approximately $0.4 million in property management fees during the three months ended March 31, 2025 and $0.4 million in property management fees during the three months ended March 31, 2024. These property management fees were paid in cash.
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
Professional fees and other reimbursements for the three months ended March 31, 2025 were $1.6 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2025 were $1.6 million ($1.1 million were for salaries, wages, and benefits and $0.6 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three months ended March 31, 2024 were $1.4 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2024 was $1.2 million ($0.9 million were for salaries, wages, and benefits and $0.3 million related to administrative and overhead expenses).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the three months ended March 31, 2025 and 2024 except such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2025	2024	March 31, 2025	December 31, 2024
Ongoing fees:
Asset and property management fees to related parties (1)	$1,868	$1,903	$267	$317
Professional fees and other reimbursements (2)	1,634	1,392	—	—
Total related party operation fees and reimbursements	$3,502	$3,295	$267	$317
________
(1)During the three months ended March 31, 2025 and 2024, approximately $0.0 million and $0.5 million, respectively, of this expense was for the asset and property management fees paid in shares of the Company’s Class A common stock (see above) in lieu of cash.
(2)Amounts for the three months ended March 31, 2025 and 2024 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
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
March 31, 2025
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of March 31, 2025 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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
The following table displays restricted share award activity during the three months ended March 31, 2025:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	101,197	$14.19
Granted	—	—
Vested	(408)	15.44
Forfeitures	—	—
Unvested, March 31, 2025	100,789	$14.18
As of March 31, 2025, the Company had $1.0 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 2.8 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million for each of the three months ended March 31, 2025 and March 31, 2024. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Note 12 — Income Taxes
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of March 31, 2025 and as of December 31, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the three months ended March 31, 2025 and 2024. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2025. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the three months ended March 31, 2025. The Company remains in a net deferred tax asset position with a full valuation allowance as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company had no material uncertain tax positions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Net loss attributable to common stockholders (in thousands)	$(8,592)	$(7,608)
Adjustments to net loss attributable to common stockholders	—	—
Adjusted net loss attributable to common stockholders	$(8,592)	$(7,608)
Weighted average shares outstanding — Basic and Diluted	2,533,557	2,322,594
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.39)	$(3.28)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.
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

	Three Months Ended March 31,
	2025	2024
Unvested restricted shares (1)	100,798	35,025
Total weighted-average anti-dilutive common share equivalents	100,798	35,025
_______
(1)There were 100,789 and 34,837 unvested restricted shares outstanding as of March 31, 2025 and 2024, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 14 — Segment Reporting
We are an externally managed company that owns a portfolio of high-quality commercial real estate located within New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. Our Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, does not distinguish or group operations based on geography, size, type or other basis when assessing the financial performance of our properties. Our operating properties have similar economic characteristics and provide similar products and services to consumers. Accordingly, we manage and evaluate our operations as a single reportable segment based on our consolidated financial statements for financial reporting and disclosure purposes.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following:
April Debt Service Payments
The debt service payments for the month of April under the non-recourse mortgages secured by the 1140 Avenue of the Americas and 400 E. 67th Street/200 Riverside Blvd. properties were not made in full by the rental income from the applicable property collected in the cash management accounts under control of the applicable lender.
Notice of Acceleration
ARC NYC1140SIXTH, LLC (the “Borrower”), a subsidiary of the Company, and Ladder Capital Finance I LLC and Series TRS of Ladder Capital Finance I LLC, as lenders, entered into the Loan Agreement, dated as of June 15, 2016 (the “Loan Agreement”), related to a loan in the principal amount of $99.0 million (the “Loan”). The Loan is evidenced by various promissory notes (the “Notes” and the holders of the Notes, collectively, the “Lender”) and secured by a non-recourse mortgage on the Company’s 1140 Avenue of the Americas property (the “Property”). The OP serves as a limited guarantor of certain obligations under the Loan.
As disclosed above, on February 19, 2025 the Company received a notice from LNR Partners, LLC, as special service on behalf of the Lender (the “Special Servicer”), that the Company was in default under the Loan Agreement for failure to make certain scheduled interest payments.
On April 7, 2025, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the Loan had been accelerated, and all amounts under the Loan Agreement were due and payable, together with interest at the default rate set forth in the Loan Agreement, which is a rate annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) five percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the Note. The Company is evaluating its options with respect to the Property and there can be no assurance as to the resolution of these matters with the Lender

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include anticipated benefits of our election to terminate our status as a real estate investment trust; whether we will be able to successfully acquire new assets or businesses; our ability to execute on our business plan and sell certain of our properties on commercially practicable terms, if at all; the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; the potential adverse effects on inflationary conditions and higher interest rate environment; economic uncertainties about the ultimate impact of tariffs imposed by, or imposed on, the United States and its trading relationships; the risk that any potential future acquisition or disposition by us is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all; and the risk that we may not meet the listing requirements of the New York Stock Exchange. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2025 (“the 2024 Annual Report”), this and our other Quarterly Reports on Form 10-Q and our other filings with the.
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of March 31, 2025, we owned six properties consisting of 1.0 million rentable square feet, acquired for an aggregate purchase price of $621.2 million with an overall occupancy of 82.0%.
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
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the three months ended March 31, 2025 and 2024, please see Results of Operations — Leasing Activity below.

As of March 31, 2025 two of our mortgages aggregating $149.0 million are in default and three of our mortgages aggregating $159.0 million in principal amount remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section.
Our portfolio is primarily comprised of office and retail tenants. We have collected 99% of cash rent due across our entire portfolio for the three months ended March 31, 2025 (based on annualized straight-line rent as of March 31, 2025). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2024 Annual Report. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of March 31, 2025:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium(2)	Sept. 2014	1	58,750	44.3%	6.4
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	12.3
123 William Street	Mar. 2015	1	544,610	84.4%	3.4
1140 Avenue of the Americas	Jun. 2016	1	245,821	74.1%	5.7
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	9.6
196 Orchard Street	Jul. 2019	1	60,297	100.0%	8.9
Total portfolio		6	988,453	82.0%	5.4
______
(1)Calculated on a weighted-average basis as of March 31, 2025, as applicable.
(2)During the quarter ended September 30, 2024, we had a tenant vacate its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of the term of their existing lease, which is set to expire in the third quarter of 2025.

Results of Operations
Leasing Activity for the Three Months Ended March 31, 2025
The following table is a summary of our quarterly leasing activity during the three months ended March 31, 2025:

Q1 2025
Leasing activity:
New leases:
New leases commenced	1
Total square feet leased	11,521
Annualized straight-line rent per square foot (1)	$9.5
Weighted-average lease term (years) (2)	0.1

Terminated or expired leases:
Number of leases terminated or expired	—
Square feet	—
Annualized straight-line rent per square foot (1)	$—
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Leasing Activity for the Three Months Ended March 31, 2024
The following table is a summary of our quarterly leasing activity during the three months ended March 31, 2024:

Q1 2024
Leasing Activity:
New Leases:
New leases commenced	1
Total square feet leased	8,122
Annualized straight-line rent per square foot (1)	$22.16
Weighted-average lease term (years) (2)	1.2

Terminated or Expired Leases:
Number of leases terminated or expired	—
Total square feet terminated or expired	—
Annualized straight-line rent per square foot (1)	$—
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy decreased as of March 31, 2025 to 82.0% from a total portfolio occupancy of 87.2% as of March 31, 2024 from the following:
•Occupancy at 1140 Avenue of the Americas remained consistent at 74.1% for the period ended March 31, 2025 as compared to 77.1% for period ended March 31, 2024.
•Occupancy at 400 E. 67th Street was at 44.3% for the period ended March 31, 2025 as compared to 100% for the period ended March 31, 2024. During the quarter ended September 30, 2024, a tenant located at our 400 E. 67th Street vacated its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025.

•Occupancy at our property located at 200 Riverside remained the same at 100% for the period ended March 31, 2025 and 2024.
•Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended March 31, 2025 and 2024.
•Occupancy at 8713 Fifth Avenue increased as of March 31, 2025 to 100.0% compared to 88.6% as of March 31, 2024. The increase in occupancy was due to an expansion of an existing lease.
•Occupancy at 123 William Street decreased to 84.4% as of March 31, 2025 compared to 92.5% as of March 31, 2024. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the quarter ended September 30, 2024.
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
Comparison of Three Months Ended March 31, 2025 and 2024
As of March 31, 2025, we owned six properties, all of which were acquired prior to January 1, 2024. Our results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $8.6 million for the quarter ended March 31, 2025, as compared to $7.6 million for the quarter ended March 31, 2024. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024	$
Revenue from tenants	$12,308	$15,481	$(3,173)

Operating expenses:
Asset and property management fees to related parties	1,868	1,903	(35)
Property operating	8,137	8,382	(245)
Impairment of real estate investments	—	—	—
Equity-based compensation	92	54	38
General and administrative	3,135	2,801	334
Depreciation and amortization	3,591	5,261	(1,670)
Total operating expenses	16,823	18,401	(1,578)
Operating loss	(4,515)	(2,920)	(1,595)
Other income (expenses):
Interest expense	(4,083)	(4,697)	614
Other income	6	9	(3)
Total other expenses	(4,077)	(4,688)	611
Net loss before income taxes	(8,592)	(7,608)	(984)
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(8,592)	$(7,608)	$(984)

Revenue from Tenants
Revenue from tenants decreased to $12.3 million for the three months ended March 31, 2025 as compared to $15.5 million for the three months ended March 31, 2024 primarily due to the sale of 9 Times Square during the three months ended December 31, 2024, resulting in a $3.2 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million and $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended March 31, 2025 and 2024, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $8.1 million for the three months ended March 31, 2025 as compared to $8.4 million for the three months ended March 31, 2024. The decrease in expenses is primarily related to the sale of 9 Times Square during the three months ended December 31, 2024.
Equity-Based Compensation
Equity-based compensation remained consistent at $0.1 million for the three months ended March 31, 2025 as compared to $0.1 million for the three months ended March 31, 2024. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses increased to $3.1 million for the three months ended March 31, 2025 from $2.8 million for three months ended March 31, 2024. The increase in general and administrative expenses was primarily attributable to higher legal and external audit fees of approximately $0.5 million.
Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $1.6 million during the three months ended March 31, 2025 and $1.2 million, during the three months ended March 31, 2024.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $3.6 million for the three months ended March 31, 2025 as compared to $5.3 million for the three months ended March 31, 2024. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the sale of our 9 Times Square property in the fourth quarter of 2024. For more information, please see our 2024 Annual Report.
Interest Expense
Interest expense decreased to $4.1 million for the three months ended March 31, 2025, as compared to $4.7 million for the three months ended March 31, 2024. The decrease in interest expense can primarily be attributed to the sale of 9 Times Square during the three months ended December 31, 2024.

Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash provided by (used in) operations from our net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Cash flows from operating activities:
Net loss	$(8,592)	$(7,608)	$(984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,591	5,261	(1,670)
Amortization of deferred financing costs	253	386	(133)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(124)	(55)	(69)
Equity-based compensation	92	54	38
Management fees paid/reinvested in common stock by the Advisor	—	533	(533)
Changes in assets and liabilities:
Straight-line rent receivable	120	(30)	150
Straight-line rent payable	27	27	—
Prepaid expenses, other assets and deferred costs	857	234	623
Accounts payable, accrued expenses and other liabilities	419	2,470	(2,051)
Deferred revenue	320	383	(63)
Net cash provided by (used in) operating activities	(3,037)	1,655	$(4,692)
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash provided by (used in) investing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Cash flows from investing activities:
Capital expenditures	(72)	(364)	$292
Net cash provided by (used in) investing activities	(72)	(364)	$292
Cash Flows from Financing Activities
There was no cash provided by or used in financing activities for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended March 31, 2025.
Cash, Cash Equivalents and Restricted Cash
As of March 31, 2025 we had cash and cash equivalents of $7.1 million as compared to $9.8 million for the year ended December 31, 2024. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $15.8 million as of March 31, 2025.

We had restricted cash of $8.7 million as of March 31, 2025 as compared to $9.2 million as of December 31, 2024. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $1.2 million and $1.6 million, and for 400 E 67th Street for $4.4 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively. The remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of March 31, 2025.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active (see below), to fund operating expenses at our other properties and other capital requirements during the quarter ended March 31, 2025.
As of March 31, 2025, we are operating under three cash traps at 1140 Avenue of the Americas, 400 E. 67th Street and 8713 Fifth Avenue, which together, represent 33% of the rentable square feet in our portfolio as of March 31, 2025. As of March 31, 2025 and December 31, 2024, there was $1.2 million and $1.6 million, respectively, of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of March 31, 2025 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants. Additionally, as of March 31, 2025, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our consolidated balance sheet. As of March 31, 2025 we had $4.4 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. property. For additional information please see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $350.0 million less cash and cash equivalents of $7.1 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $499.4 million plus our accumulated depreciation and amortization of $92.5 million. As of March 31, 2025, our net debt was $342.9 million, our gross asset value was $591.9 million and our leverage was 57.9%.
As of March 31, 2025 our gross borrowings totaled $350.0 million, which bore interest at a weighted-average annual rate of 4.43% and had a weighted-average maturity of 2.3 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had five mortgage loans secured by our six properties with an aggregate balance of $350.0 million as of March 31, 2025 with a weighted-average effective interest rate of 4.43%. All our mortgage loans bear interest at a fixed rate.

There are no future scheduled principal payments on our mortgage notes payable for the remainder of 2025. The next future scheduled principal payments on our mortgage notes payable are in July 2026. In October 2024 we exercised the option in the 9 Times Square mortgage note to extend the maturity of this mortgage note payable to January 2025. This loan had a principal balance of $49.5 million at the time. On December 18, 2024, we sold 9 Times Square. For additional information please see Note 3 - Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Debt Covenant Non-Compliance
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 19 quarters ended March 31, 2025. The principal amount of the loan was $99.0 million as of March 31, 2025. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. The covenants for this loan may be cured if we satisfy the required debt service coverage ratio for two consecutive quarters, whereupon the additional collateral will be released. We can remain subject to this reserve requirement through maturity of the loan without further penalty or ramifications. As of March 31, 2025 and December 31, 2024 we had $1.2 million and $1.6 million in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates. In addition, the debt service payment for the month of April under this non-recourse mortgage was not made in full by the rental income from the property collected in the cash management accounts under control of the lender.
On April 7, 2025, the lender notified us that that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in a notice from the lender to us on February 19, 2025. For additional information with respect to such notices and our response thereto, see “—Notices of Default and Notice of Acceleration” below.
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 19 quarters ended March 31, 2025. The principal amount for the loan was $10.0 million as of March 31, 2025. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred and thus no cash has ever been trapped related to this property.
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

Cash Sweep Events
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of March 31, 2025. Under the loan agreement, a lease sweep period is triggered when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of March 31, 2025 we had $4.4 million retained by the lender in a restricted cash account on our consolidated balance sheet. We may exit the lease sweep period when the major tenant executes a renewal or extension option beyond the terms described above.
Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of March 31, 2025, and we continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis revenue recognition continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
Notice of Defaults and Notice of Acceleration
1140 Avenue of the Americas
We were informed by the lender on February 19, 2025 that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for failure to make certain scheduled interest payments. We made the payments in question in full on the same day the default notice was received by us. We believe this is a cure for the event of default. We have received no additional notices from the lender, which has neither charged us any default interest nor accelerated any portion of that debt.
On April 7, 2025, we were informed by the lender that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan document which is a rate annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) five percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. We are evaluating its options with respect to the property and there can be no assurance as to the resolution of these matters with the lender.
400 E. 67th Street/200 Riverside Boulevard
On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In their notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The lender sent additional notices to use on December 16, 2024 and January 31, 2025 reiterating the foregoing assertions. We responded to the notice of default rejecting the assertions made by the lender, which we believe are without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. We have not received a response or any additional notices from the lender, which has not accelerated any portion of the loan. We have made all other required payments in accordance with the loan agreement. Beginning in March 2025, the lender has charged default interest to us, currently totaling $3.3 million. While we cannot predict the ultimate outcome of legal matters, we currently believe that it is not probable a liability has been incurred with respect to the alleged defaults and intends to challenge the charge of default interest by the lender.

Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through March 31, 2025. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.
Capital Expenditures
For the three months ended March 31, 2025, we funded an aggregate of $0.1 million of capital expenditures primarily for tenant and building improvements at 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
We expect the amount we invest in capital expenditures during the full year ending December 31, 2025, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2024. However, this could change if management deems necessary.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2025 or 2024.
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

The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(8,592)	$(7,608)
Interest expense	4,083	4,697
Tax expense (benefit)	—	—
Depreciation and amortization	3,591	5,261
EBITDA	(918)	2,350
Impairment of real estate investments	—	—
Equity-based compensation	92	54
Other income	(6)	(9)
Management fees paid in common stock to the Advisor in lieu of cash	—	533
Adjusted EBITDA	$(832)	$2,928
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.4%. To help mitigate the adverse impact of inflation, approximately 82% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 0.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of March 31, 2025, based on straight-line rent, approximately 82% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 18% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2024 Annual Report.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, as amended and we direct your attention to those risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The disclosure with respect to the alleged default and purported acceleration of the indebtedness under the loan agreement governing the indebtedness secured by our 1140 Avenue of Americas property set forth in Note 15 — Subsequent Events-Notice of Acceleration to our consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated by reference in this Item 5.
Trading Plans
During the quarter ended March 31, 2025 none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, and defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

AMERICAN STRATEGIC INVESTMENT CO.

By:	/s/ Nicholas S. Schorsch, Jr.
Nicholas S. Schorsch, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael LeSanto
Michael LeSanto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: May 9, 2025