Form 10-Q
period 2025-06-30
American Strategic Investment Co.
filed 2025-08-08
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2025, the registrant had 2,629,703 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$114,099	$129,517
Buildings and improvements	318,272	341,314
Acquired intangible assets	7,761	19,063
Total real estate investments, at cost	440,132	489,894
Less accumulated depreciation and amortization	(78,102)	(91,135)
Total real estate investments, net	362,030	398,759
Cash and cash equivalents	5,313	9,776
Restricted cash	7,525	9,159
Operating lease right-of-use asset	54,401	54,514
Prepaid expenses and other assets	5,868	5,233
Straight-line rent receivable	22,592	23,060
Deferred leasing costs, net	6,265	6,565
Total assets	$463,994	$507,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$348,223	$347,384
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $53 and $317 at June 30, 2025 and December 31, 2024, respectively)	22,305	15,302
Operating lease liability	54,555	54,592
Below-market lease liabilities, net	821	1,161
Deferred revenue	2,572	3,041
Total liabilities	428,476	421,480

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,634,355 and 2,634,355 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	731,613	731,429
Accumulated other comprehensive income	—	—
Distributions in excess of accumulated earnings	(696,122)	(645,870)
Total equity	35,518	85,586
Total liabilities and equity	$463,994	$507,066
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from tenants	$12,222	$15,754	$24,530	$31,235

Operating expenses:
Asset and property management fees to related parties	1,682	1,927	3,550	3,830
Property operating	7,987	8,461	16,124	16,843
Impairment of real estate investments	30,558	84,724	30,558	84,724
Equity-based compensation	92	186	184	240
General and administrative	2,172	1,964	5,307	4,765
Depreciation and amortization	3,545	5,151	7,136	10,412
Total operating expenses	46,036	102,413	62,859	120,814
Operating loss	(33,814)	(86,659)	(38,329)	(89,579)
Other income (expense):
Interest expense	(7,850)	(5,201)	(11,933)	(9,898)
Other income (expense)	4	9	10	18
Total other expense	(7,846)	(5,192)	(11,923)	(9,880)
Net loss and Net loss attributable to common stockholders	$(41,660)	$(91,851)	$(50,252)	$(99,459)

Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative	—	—	—	(406)
Other comprehensive (loss) income	—	—	—	(406)
Comprehensive loss	$(41,660)	$(91,851)	$(50,252)	$(99,865)

Weighted-average shares outstanding — Basic and Diluted	2,541,402	2,518,176	2,537,501	2,420,385
Net loss per share attributable to common stockholders — Basic and Diluted	$(16.39)	$(36.48)	$(19.80)	$(41.09)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2024	2,634,355	$27	$731,429	$—	$(645,870)	$85,586	$—	$85,586
Equity-based compensation			184	—	—	184	—	184
Net loss	—	—	—	—	(50,252)	(50,252)	—	(50,252)
Balance, June 30, 2025	2,634,355	$27	$731,613	$—	$(696,122)	$35,518	$—	$35,518

	Three Months Ended June 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2025	2,634,355	$27	$731,521	$—	$(654,462)	$77,086	$—	$77,086
Equity-based compensation	—	—	92	—	—	92	—	92
Net loss	—	$—	$—	$—	$(41,660)	$(41,660)	$—	$(41,660)
Balance, June 30, 2025	2,634,355	27	731,613	—	(696,122)	35,518	—	35,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	2,334,340	$23	$729,644	$406	$(505,279)	$224,794	$—	$224,794
Common stock issued to the Advisor	245,315	2	1,608	—	—	1,610	—	1,610
Equity-based compensation	63,541	1	239	—	—	240	—	240
Common stock withheld upon vesting of restricted stock	(432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(99,459)	(99,459)	—	(99,459)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Forfeiture of 2020 LTIP Units	—	—	—	—	—	—	—	—
Balance, June 30, 2024	2,642,764	$26	$731,491	$—	$(604,738)	$126,779	$—	$126,779

	Three Months Ended June 30, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2024	2,403,994	$24	$730,230	$—	$(512,887)	$217,367	$—	$217,367
Common stock issued to the Advisor	174,708	1	1,076	—	—	1,077	—	1,077
Equity-based compensation	64,494	1	185	—	—	186	—	186
Common stock withheld upon vesting of restricted stock	(432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(91,851)	(91,851)	—	(91,851)
Balance, June 30, 2024	2,642,764	$26	$731,491	$—	$(604,738)	$126,779	$—	$126,779
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,252)	$(99,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,136	10,412
Amortization of deferred financing costs	839	763
Accretion of below- and amortization of above-market lease liabilities and assets, net	(250)	(112)
Equity-based compensation	184	240
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	—	1,610
Impairments of real estate investments	30,558	84,724
Changes in assets and liabilities:
Straight-line rent receivable	468	123
Straight-line rent payable	51	54
Prepaid expenses, other assets and deferred costs	(1,058)	260
Accounts payable, accrued expenses and other liabilities	7,254	2,657
Deferred revenue	(469)	(533)
Net cash provided by (used in) operating activities	(5,539)	739
Cash flows from investing activities:
Capital expenditures	(558)	(568)
Net cash used in investing activities	(558)	(568)
Cash flows from financing activities:
Net cash (used in) provided by financing activities	—	150
Net change in cash, cash equivalents and restricted cash	(6,097)	321
Cash, cash equivalents and restricted cash, beginning of period	18,935	12,808
Cash, cash equivalents and restricted cash, end of period	$12,838	$13,129

Cash and cash equivalents	$5,313	$5,222
Restricted cash	7,525	7,907
Cash, cash equivalents and restricted cash, end of period	$12,838	$13,129

Supplemental Disclosures:
Cash paid for interest	$5,988	$9,033
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	(251)	180
Common stock issued to the Advisor in connection with Advisor related fees (see Note 7)	—	1,610
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of June 30, 2025, the Company owned six properties consisting of 1.0 million rentable square feet.
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
Note 2 — Going Concern
The Company’s objectives when managing its capital are to seek to ensure that there are adequate capital resources to safeguard the Company’s ability to continue operating and maintain adequate levels of funding to support its ongoing operations. The Company’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.
In the quarter ended June 30, 2025, the Company continued to incur recurring losses from operations and negative operating cash flows at some of its properties, an increasing current liabilities balance that exceeds current assets and incurred events of default on loans that encumber three of the Company’s six properties (Please see Note 5 - Mortgage Notes Payable, Net, for further discussion on the events of default). These conditions raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the June 30, 2025 financial statements.
However, management has developed and is implementing a plan intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern. The plan includes paying related party fees such as asset management fees, property management fees, reimbursable compensation costs, and reimbursable overhead costs in shares on a go forward basis and selling one of the Company's performing assets within the next twelve months. Further, the Advisor has the ability and willingness to lend funds to the Company pursuant to promissory notes for liquidity requirements as needed. Based on the implementation of the plan and the resulting improvements in the Company’s projected cash flows, the Company has concluded that substantial doubt about it’s ability to continue as a going concern is alleviated. Accordingly, the financial statements as of June 30, 2025 have been prepared assuming the Company will continue as a going concern.
The Company’s cash and cash equivalents and restricted cash totaled $12.8 million as of June 30, 2025, a decrease of $6.1 million from December 31, 2024. During the six months ended June 30, 2025, the decrease in cash was primarily due to the monthly expenses related to underperforming properties and cash sweeps at those same properties (please see Note 5 - Mortgage Notes Payable, Net, for further discussion on cash sweep events). Of the total amount of cash as of June 30, 2025, approximately $5.3 million is non-restricted cash available for general corporate purposes and $7.5 million is restricted cash related to the loans in default (please see Note 5 - Mortgage Notes Payable, Net for further discussion on the events of default).
As of June 30, 2025, the Company’s current mortgage payable liabilities on a consolidated basis totaled approximately $99.0 million. As of June 30, 2025, on a consolidated basis, the Company’s current liabilities far exceed current assets. The current loan liability consists entirely of a bank loan secured by the 1140 Avenues property that is in default and is non-recourse to the Company.
The Company intends to continue to focus on selling a performing property, entering into new leases and divest from underperforming assets. However, the Company cannot predict, with certainty, the outcome of these actions to generate liquidity.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
The Company’s cash outlays consist principally of professional fees, consultant fees, legal fees, insurance costs, auditing costs, general and administrative expenses, principal and interest expense on debts, property maintenance, property taxes, as well as other property related expenses that are not covered by tenants. To the extent the Company needs to raise additional capital to meet its obligations, there can be no assurance that financing will be available when needed. If the Company is unable to sell certain assets when anticipated at expected prices, the Company may not have sufficient cash to fund operations and commitments. Although there can be no assurance that external financing will be available on favorable terms when needed, the Advisor has indicated both the ability and willingness to lend funds to the Company pursuant to promissory notes to address liquidity requirements, if necessary.
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2025 and 2024, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 19, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
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
June 30, 2025
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
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the quarters ended June 30, 2025 and 2024 and no new COVID-19 deferral or abatement agreements were entered into. As of June 30, 2025 and 2024 the occupancy and operating results at 1140 Avenue of Americas have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In our 400 E. 67th Street property, one major tenant's lease expired and we subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month lease ended. In addition at the Company’s 400 E. 67th Street property, another major tenant is paying through the end of their lease, which is September 2025; however, they moved out of the space in the third quarter of 2024. See Note 5 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of June 30, 2025.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2025, these leases had a weighted-average remaining lease term of 6.0 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the six months ended June 30, 2025 and 2024, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of June 30, 2025, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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
June 30, 2025
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
Not Yet Adopted as of June 30, 2025
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
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2025 or 2024. Also, there were no dispositions of real estate during the six months ended June 30, 2025 or 2024.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
In-place leases	$341	$574	$721	$1,155
Other intangibles	—	177	—	354
Total included in depreciation and amortization	$341	$751	$721	$1,509

Above-market lease intangibles	$29	$142	$64	$287
Below-market lease liabilities	(171)	(213)	(343)	(424)
Total included in revenue from tenants	$(142)	$(71)	$(279)	$(137)

Below-market ground lease, included in property operating expenses	$12	$12	$25	$25

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2025:

(In thousands)	2025 (remainder)	2026	2027	2028	2029	2030
In-place leases	$385	$632	$624	$584	$385	$385
Total to be included in depreciation and amortization	$385	$632	$624	$584	$385	$385

Above-market lease assets	$59	$117	$117	$112	$85	$85
Below-market lease liabilities	(114)	(183)	(180)	(180)	(142)	(22)
Total to be included in revenue from tenants	$(55)	$(66)	$(63)	$(68)	$(57)	$63
Significant Tenants
As of June 30, 2025 and June 30, 2024, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
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
Impairment Charges
The Company recorded an impairment charge of $7.1 million on its 1140 Avenue property during the three and six months ended June 30, 2025. This charge was recognized to reduce the property's carrying value to its estimated fair value.
The Company recorded impairment charges totaling $13.1 million for the three and six months ended June 30, 2025, related to its 400 E. 67th Street/200 Riverside property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
The Company recorded impairment charges totaling $10.3 million for the three and six months ended June 30, 2025, related to its 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
The Company recorded $84.7 million of impairment charges in the three and six months ended June 30, 2024 on its 9 Times Square property. This impairment charge was recorded to reduce the carrying value of the property to its estimated fair value. The property was sold in December of 2024.
For additional information and disclosures related to the Company’s impairment charges, see Note 5 — Mortgage Notes Payable, Net.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2025 and December 31, 2024 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2025	December 31, 2024	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
1140 Avenue of the Americas (1)(3)	1	99,000	99,000	9.11%	Fixed	Jun. 2025
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (1) (4)	2	50,000	50,000	8.52%	Fixed	May 2028
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.85%	Fixed	Aug. 2029
Mortgage notes payable, gross	6	350,000	350,000	6.39%
Less: deferred financing costs, net (2)		(1,777)	(2,616)
Mortgage notes payable, net		$348,223	$347,384
_______
(1)These mortgage notes payable are currently either in an event of default, in breach of a debt covenant that may result in further restrictions as specified by the terms of the covenants or a cash sweep event of a debt covenant that may result in further restrictions as specified by the terms of the covenants. For more information please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below.
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
(3)The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for failure to make certain scheduled interest payments, and on April 7, 2025 the Company was informed by the lender that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable. In June 2025, the lender commenced a legal action in the State of New York against the OP and the Company’s subsidiary borrower under such loan agreement demanding, among other things, the court initiate foreclosure proceedings with respect to the property and, in July 2025, that such court appoint a receiver for the property. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below.
(4) The Company was informed by the lender pursuant to letters dated in November 2024, December 2024, January 2025 and June 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that first occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements failure to cooperate with the lender to cure the alleged cash management procedure failures, and failure to pay outstanding amounts due under such loan agreement beginning in April 2025. The Company responded to notices of default sent in November 2024, December 2024 and January 2025, rejecting the assertions made by the lender, and has not received a response from the lender. The Company has not responded to the notice of default received in June 2025. The lender has not accelerated any portion of the loan. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below.

Collateral and Principal Payments
Real estate assets and intangible assets of $436.2 million, at cost (net of below-market lease liabilities), as of June 30, 2025 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2025:

(In thousands)	Future Minimum Principal Payments
2025 (remainder) (1)	$99,000
2026	—
2027	140,000
2028	60,000
2029	51,000
2030	—
Thereafter	—
Total	$350,000
_______
(1) On April 7, 2025, the Company was informed by the lender under the loan secured by the 1140 Avenue of the Americas property that the principal balance due under the loan agreement had been accelerated and all amounts under such loan agreement were due and payable.

Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 20 quarters ended June 30, 2025. The principal amount of the loan was $99.0 million as of June 30, 2025. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. As of June 30, 2025 and December 31, 2024 the Company had $0.4 million and $1.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on the Company’s consolidated balance sheet as of those dates. In addition, the debt service payment for the months of April, May and June under this non-recourse mortgage were not made in full by the rental income from the property collected in the cash management accounts under control of the lender.
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company as a cure for the February event of default. On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) five percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
On June 27, 2025, the trustee appointed to act on behalf of the lenders filed a complaint with the Supreme Court of the State of New York in the County of New York (the “Court”), naming the OP and the Company’s subsidiary borrower under such loan agreement as defendants, requesting the Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property. On July 21, 2025, the trustee filed a motion with the Court to appoint a receiver with respect to the property. On August 6, 2025, the Company filed its answer to such complaint, which admitted in part, denied in part the material allegations and stated that the Company has insufficient knowledge and information upon which to form a belief as to whether it has, as of yet, unstated affirmative defenses available. Notwithstanding the OP being named as defendant in the complaint, the complaint does not allege events giving rise to a recourse obligation by the OP under the guaranty agreement related to the loan agreement, and the Company does not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
8713 Fifth Avenue
The Company has breached the first part of a two-part test debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 20 quarters ended June 30, 2025. The second part of the test is a lender’s right to require replacement of management ratio which is discussed below. The principal amount for the loan was $10.0 million as of June 30, 2025. The breach of the first part of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Separately, in the event that the debt service coverage ratio is in breach of the lenders right to require replacement of management ratio for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of June 30, 2025 the Company is no longer in breach of the lenders right to require replacement of management.
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of June 30, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of June 30, 2025 and December 31, 2024 the Company had $4.1 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believed were without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to the Company, currently totaling $3.3 million. On June 10, 2025, the lender sent a second notice to the Company alleging defaults under such loan agreement as a result of (i) the Company’s failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) the Company’s failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the second default notice, but while the Company cannot predict the ultimate outcome of legal matters, the Company currently believes that it is not probable a liability has been incurred with respect to the alleged default from the November 19, 2024 notice and intends to continue to challenge the charge of default interest by the lender associated with that notice. Further, the Company incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of June 30, 2025 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
The loan agreements for 123 William Street, 8713 Fifth Avenue and 196 Orchard do not contain cross-default provisions such that the default matters related to 1140 Avenue of the Americas or 400 E. 67th Street/200 Riverside Boulevard, and the acceleration of the outstanding obligation under the loan agreement related to the 1140 Avenues of the Americas property, is not expected to have an impact on those properties under such loan agreements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		June 30, 2025		December 31, 2024
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 1140 Avenue of the Americas (1)	3	$99,000	$60,521	$99,000	$69,238
Mortgage note payable — 123 William Street	3	140,000	135,086	140,000	132,474
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage(2)	3	50,000	28,239	50,000	31,671
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,446	10,000	9,181
Mortgage note payable — 196 Orchard Street	3	51,000	46,513	51,000	44,896
Total		$350,000	$279,805	$350,000	$287,460
___________
(1)The Company recorded impairment charges of $7.1 million during the three months ended June 30, 2025 and $66.1 million during the year ended December 31, 2024 for its 1140 Avenues of the Americas property. As a result, the Company adjusted the fair value of the property’s mortgage to the current carrying value of the property.
(2)The Company recorded impairment charges of $3.1 million and $9.9 million during the three months ended June 30, 2025 for its 400 E. 67th Street and 200 Riverside properties, respectively, and $25.8 million during the year ended December 31, 2024 for its 400 E. 67th Street property. As a result, the Company adjusted the fair value of the 400 E. 67th Street/200 Riverside allocable mortgage balance to the property's current carrying value.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

As of June 30, 2025, the Company recognized impairments on the 1140 Avenue of the Americas, 400 East 67th Street, 200 Riverside, and 196 Orchard Street properties based on the Company’s estimates of fair value. The fair value of the 1140 Avenue of the Americas, 400 East 67th Street, and 196 Orchard Street properties was determined using discounted cash flow models, while the fair value of the 200 Riverside property was determined using a sales comparison approach. The significant assumptions used in the valuation models included a capitalization rate of 7.0% and a discount rate of 8.5% for each property.
Note 7 — Stockholders’ Equity
As of both June 30, 2025 and December 31, 2024, the Company had 2.6 million shares of common stock outstanding including unvested restricted shares. As of June 30, 2025, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 9 — Related Party Transactions and Arrangements. There were no shares issued in lieu of cash for asset management and property management services rendered during the three and six months ended June 30, 2025. For the six months ended June 30, 2024 the Company issued shares in lieu of cash for the asset management and property management fees for a total expense of $1.6 million.
The following table shows the shares issued in relation to the advisory and property management agreements as of June 30, 2025 and 2024:

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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the six months ended June 30, 2025 and year ended December 31, 2024, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
As of June 30, 2025, the Company’s ground lease has a remaining lease term of 41.5 years and a discount rate of 8.6%. As of June 30, 2025, the Company’s balance sheet includes an ROU asset and liability of $54.4 million and $54.6 million, respectively, which are included in operating lease right-of-use asset and operating lease liability, respectively, on the consolidated balance sheet. For the three and six months ended June 30, 2025, and 2024 the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million on a straight-line basis in accordance with the standard.
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases as lessee during the six months ended June 30, 2025 and 2024.
The following table reflects the ground lease rent payments due from the Company and a reconciliation to the net present value of those payments as of June 30, 2025:

(In thousands)	Future Base Rent Payments
2025 (remainder)	$2,373
2026	4,746
2027	4,746
2028	4,746
2029	4,746
Thereafter	183,516
Total lease payments	204,873
Less: Effects of discounting	(150,318)
Total present value of lease payments	$54,555
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of Americas property set forth Note 5— Mortgage Notes Payable— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation there are no material legal or regulatory proceedings pending or known to be contemplated against the Company as of June 30, 2025.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2025, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2025 and December 31, 2024, entities wholly owned by AR Global owned 536,252 and 536,252 shares, respectively, of the Company’s outstanding Class A common stock. As of June 30, 2025 and December 31, 2024, Bellevue owned approximately 59.0% and 54.4% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended June 30, 2025 or 2024.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Management Fee Expense
The Company recorded expense of $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.0 million for base asset management fees during the three and six months ended June 30, 2024, respectively. There were no variable management fees incurred in either of these periods. The management fees for the six months ended June 30, 2024 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.
The base asset management fees for the six months ended June 30, 2025 were paid in cash and the monthly management fee paid in shares during the six months ended June 30, 2024 are discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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
The Company incurred approximately $0.2 million and $0.5 million in property management fees during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.8 million in property management fees during the three and six months ended June 30, 2024, respectively. These property management fees were paid in cash.
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
June 30, 2025
(Unaudited)
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
Professional fees and other reimbursements for the three and six months ended June 30, 2025 were $1.0 million and $2.6 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2025 were $1.0 million ($0.8 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2025 were $2.6 million ($1.8 million were for salaries, wages, and benefits and $0.8 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three and six months ended June 30, 2024 were $1.1 million and $2.5 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2024 was $0.9 million ($0.8 million were for salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses).
In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the six months ended June 30, 2025 and 2024 except such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Ongoing fees:
Asset and property management fees to related parties (1)	$1,681	$1,927	$3,550	$3,830	$53	$317
Professional fees and other reimbursements (2)	995	1,078	2,629	2,470	—	—
Total related party operation fees and reimbursements	$2,676	$3,005	$6,179	$6,300	$53	$317
________
(1)During the six months ended June 30, 2025 and 2024, approximately $0.0 million and $1.6 million, respectively, of this expense was for the asset and property management fees paid in shares of the Company’s Class A common stock (see above) in lieu of cash.
(2)Amounts for the three and six months ended June 30, 2025 and 2024 are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of June 30, 2025 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table displays restricted share award activity during the six months ended June 30, 2025:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	101,197	$14.19
Granted	—	—
Vested	(25,995)	9.04
Forfeitures	—	—
Unvested, June 30, 2025	75,202	$15.97
As of June 30, 2025, the Company had $0.8 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 2.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million and $0.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.2 million for each of the six months ended June 30, 2025 and June 30, 2024. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited consolidated statements of operations and comprehensive loss.
Note 12 — Income Taxes
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of June 30, 2025 and as of December 31, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss).
The effective tax rate was zero for the six months ended June 30, 2025 and 2024. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2025. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the six months ended June 30, 2025. The Company remains in a net deferred tax asset position with a full valuation allowance as of both June 30, 2025 and December 31, 2024. As of June 30, 2025, the Company had no material uncertain tax positions.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net loss attributable to common stockholders (in thousands)	$(41,660)	$(91,851)	$(50,252)	$(99,459)
Adjustments to net loss attributable to common stockholders	—	—	—	—
Adjusted net loss attributable to common stockholders	$(41,660)	$(91,851)	$(50,252)	$(99,459)
Weighted average shares outstanding — Basic and Diluted	2,541,402	2,518,176	2,537,501	2,420,385
Net loss per share attributable to common stockholders — Basic and Diluted	$(16.39)	$(36.48)	$(19.80)	$(41.09)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested restricted shares (1)	90,826	56,590	95,784	45,807
Total weighted-average anti-dilutive common share equivalents	90,826	56,590	95,784	45,807
_______
(1)There were 75,202 and 95,347 unvested restricted shares outstanding as of June 30, 2025 and 2024, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
(Unaudited)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following:
July and August Debt Service Payments
The debt service payments for the months of July and August under the non-recourse mortgages secured by the 1140 Avenue of the Americas and 400 E. 67th Street/200 Riverside Blvd. properties were not made in full by the rental income from the applicable property collected in the cash management accounts under control of the applicable lender.
1140 Avenue of the Americas Foreclosure Litigation
See the disclosure with respect to the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of Americas property set forth in Note 5 — Mortgage Notes Payable, Net— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of American Strategic Investment Co. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “potential,” “predicts,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include anticipated benefits of our election to terminate our status as a real estate investment trust; whether we will be able to successfully acquire new assets or businesses; our ability to execute on our business plan and sell certain of our properties on commercially practicable terms, if at all; the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; the potential adverse effects on inflationary conditions and higher interest rate environment; economic uncertainties about the ultimate impact of tariffs imposed by, or imposed on, the United States and its trading relationships; the risk that any potential future acquisition or disposition by us is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all; and the risk that we may not meet the listing requirements of the New York Stock Exchange. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2025 (the “2024 Annual Report”), this and our other Quarterly Reports on Form 10-Q and our other filings with the SEC.
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of June 30, 2025, we owned six properties consisting of 1.0 million rentable square feet, acquired for an aggregate purchase price of $621.2 million with an overall occupancy of 82.0%.
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
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the six months ended June 30, 2025 and 2024, please see Results of Operations — Leasing Activity below.

As of June 30, 2025 two of our mortgages aggregating $149.0 million are in default and three of our mortgages aggregating $159.0 million in principal amount remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section. The lenders holding one of such mortgages in default, which is in respect of our 1140 Avenue of Americas property, have accelerated the debt outstanding under the applicable loan agreement and in June 2025 initiated foreclosure litigation as a result of alleged defaults, see Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of cash rent due across our entire portfolio for the six months ended June 30, 2025 (based on annualized straight-line rent as of June 30, 2025). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
We intend to continue focusing on selling performing properties, entering into new leases, and divesting from underperforming assets. However, we cannot predict with certainty the outcome of these actions in terms of generating liquidity.
We face significant liquidity constraints due to a combination of factors, including sustained declines in rental income, constrained cash flow from operations, and ongoing debt service obligations. Our portfolio consists primarily of office properties located in Manhattan, which have been adversely impacted by shifts in market demand following the COVID-19 pandemic. While we have successfully executed lease transactions to mitigate vacancy risk, new leases have been signed at market rental rates below prior contractual rates, resulting in decreased revenue compared to historical levels.
Our cash outlays consist principally of professional fees, consultant fees, legal fees, insurance costs, auditing costs, general and administrative expenses, principal and interest payments on debts, property maintenance, property taxes, and other property-related expenses not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed. If we are unable to sell certain assets as anticipated or at expected prices, we may not have sufficient cash to fund operations and commitments. Although there can be no assurance that external financing will be available on favorable terms when needed, our Advisor has indicated both the ability and willingness to lend us funds pursuant to promissory notes to address liquidity requirements, if necessary.
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
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain information about the investment properties we owned as of June 30, 2025:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium(2)	Sept. 2014	1	58,750	44.3%	5.8
200 Riverside Boulevard - ICON Garage	Sept. 2014	1	61,475	100.0%	12.0
123 William Street	Mar. 2015	1	544,610	84.4%	4.2
1140 Avenue of the Americas	Jun. 2016	1	245,821	74.1%	6.3
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	9.4
196 Orchard Street	Jul. 2019	1	60,297	100.0%	9.6
Total portfolio		6	988,453	82.0%	6.0
______
(1)Calculated on a weighted-average basis as of June 30, 2025, as applicable.
(2)During the quarter ended September 30, 2024, we had a tenant vacate its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of the term of their existing lease, which is set to expire in the third quarter of 2025.

Results of Operations
Leasing Activity for the Six Months Ended June 30, 2025
The following table is a summary of our quarterly leasing activity during the six months ended June 30, 2025:

	Q1 2025	Q2 2025
Leasing activity:
New and replacement leases:
New and replacement leases commenced	1	6
Total square feet leased	11,521	72,016
Annualized straight-line rent per square foot (1)	$9.5	$252.93
Weighted-average lease term (years) (2)	0.1	13.85

Terminated or expired leases:
Number of leases terminated or expired	—	2
Square feet	—	32,356
Annualized straight-line rent per square foot (1)	$—	$6.51
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Leasing Activity for the Six Months Ended June 30, 2024
The following table is a summary of our quarterly leasing activity during the six months ended June 30, 2024:

	Q1 2024	Q2 2024
Leasing Activity:
New Leases:
New leases commenced	1	1
Total square feet leased	8,122	5,284
Annualized straight-line rent per square foot (1)	$22.16	$70.30
Weighted-average lease term (years) (2)	1.2	3.2

Terminated or Expired Leases:
Number of leases terminated or expired	—	1
Total square feet terminated or expired	—	12,183
Annualized straight-line rent per square foot (1)	$—	$5.96
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy decreased as of June 30, 2025 to 82.0% from a total portfolio occupancy of 85.9% as of June 30, 2024 from the following:
•Occupancy at 1140 Avenue of the Americas was at 74.1% for the period ended June 30, 2025 as compared to 79.3% for period ended June 30, 2024.
•Occupancy at 400 E. 67th Street was at 44.3% for the period ended June 30, 2025 as compared to 100% for the period ended June 30, 2024. During the quarter ended September 30, 2024, a tenant located at our 400 E. 67th Street vacated its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which is set to expire in the third quarter of 2025.

•Occupancy at our property located at 200 Riverside remained the same at 100% for the period ended June 30, 2025 and 2024.
•Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended June 30, 2025 and 2024.
•Occupancy at 8713 Fifth Avenue increased as of June 30, 2025 to 100.0% compared to 88.6% as of June 30, 2024. The increase in occupancy was due to an expansion of an existing lease.
•Occupancy at 123 William Street decreased to 84.4% as of June 30, 2025 compared to 88.8% as of June 30, 2024. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the quarter ended September 30, 2024.
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
Comparison of Three Months Ended June 30, 2025 and 2024
As of June 30, 2025, we owned six properties, all of which were acquired prior to January 1, 2024. Our results of operations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $41.7 million for the quarter ended June 30, 2025, as compared to $91.9 million for the quarter ended June 30, 2024. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	$
Revenue from tenants	$12,222	$15,754	$(3,532)

Operating expenses:
Asset and property management fees to related parties	1,682	1,927	(245)
Property operating	7,987	8,461	(474)
Impairment of real estate investments	30,558	84,724	(54,166)
Equity-based compensation	92	186	(94)
General and administrative	2,172	1,964	208
Depreciation and amortization	3,545	5,151	(1,606)
Total operating expenses	46,036	102,413	(56,377)
Operating loss	(33,814)	(86,659)	52,845
Other income (expenses):
Interest expense	(7,850)	(5,201)	(2,649)
Other income	4	9	(5)
Total other expenses	(7,846)	(5,192)	(2,654)
Net loss before income taxes	(41,660)	(91,851)	50,191
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(41,660)	$(91,851)	$50,191

Revenue from Tenants
Revenue from tenants decreased to $12.2 million for the three months ended June 30, 2025 as compared to $15.8 million for the three months ended June 30, 2024 primarily due to the sale of 9 Times Square during the three months ended December 31, 2024, resulting in a $3.5 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
We incurred $1.7 million and $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended June 30, 2025 and 2024, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $8.0 million for the three months ended June 30, 2025 as compared to $8.5 million for the three months ended June 30, 2024. The decrease in expenses is primarily related to the sale of 9 Times Square during the three months ended December 31, 2024.
Impairments of Real Estate Investments
During the three months ended June 30, 2025, we recorded an impairment charge of $7.1 million on our 1140 Avenue property. This charge was recognized to reduce the property's carrying value to its estimated fair value.
During the three months ended June 30, 2025 we recorded impairment charges totaling $13.1 million, related to our 400 E. 67th Street/200 Riverside property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the three months ended June 30, 2025 we recorded impairment charges totaling $10.3 million, related to our 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the three months ended June 30, 2024, we recorded impairment charges of $84.7 million related to our 9 Times Square property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in December 2024.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.1 million for the three months ended June 30, 2025 as compared to $0.2 million for the three months ended June 30, 2024. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses remained materially consistent at $2.2 million for the three months ended June 30, 2025 as compared to $2.0 million for three months ended June 30, 2024.
Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $1.0 million during the three months ended June 30, 2025 and $0.9 million, during the three months ended June 30, 2024.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $3.5 million for the three months ended June 30, 2025 as compared to $5.2 million for the three months ended June 30, 2024. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the sale of our 9 Times Square property in the fourth quarter of 2024. For more information, please see our 2024 Annual Report.
Interest Expense
Interest expense increased to $7.9 million for the three months ended June 30, 2025, as compared to $5.2 million for the three months ended June 30, 2024. The increase in interest expense can primarily be attributed to accrual of default interest for 1140 Avenue of the Americas and 400 E. 67th Street/200 Riverside properties.

Comparison of Six Months Ended June 30, 2025 and 2024
As of June 30, 2025, we owned six properties, all of which were acquired prior to January 1, 2024. Our results of operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $50.3 million for the six months ended June 30, 2025, as compared to $99.5 million for the six months ended June 30, 2024. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

	Six Months Ended June 30,		Increase
(in thousands)	2025	2024	(Decrease)
Revenue from tenants	$24,530	$31,235	$(6,705)

Operating expenses:
Asset and property management fees to related parties	3,550	3,830	(280)
Property operating	16,124	16,843	(719)
Impairment of real estate investments	30,558	84,724	(54,166)
Acquisition and transaction costs	—	—	—
Equity-based compensation	184	240	(56)
General and administrative	5,307	4,765	542
Depreciation and amortization	7,136	10,412	(3,276)
Total operating expenses	62,859	120,814	(57,955)
Operating loss	(38,329)	(89,579)	51,250
Other income (expenses):			—
Interest expense	(11,933)	(9,898)	(2,035)
Other income	10	18	(8)
Total other expense	(11,923)	(9,880)	(2,043)
Net loss before income taxes	(50,252)	(99,459)	49,207
Income tax expense	—	—	—
Net loss and net loss attributable to common stockholders	(50,252)	(99,459)	49,207
Revenue from Tenants
Revenue from tenants decreased to $24.5 million for the six months ended June 30, 2025, from $31.2 million for the six months ended June 30, 2024. The decrease was primarily due to the sale of 9 Times Square during the three months ended December 31, 2024, resulting in a $6.7 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $3.6 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $16.1 million for the six months ended June 30, 2025 as compared to $16.8 million for the six months ended June 30, 2024. The decrease in expenses is primarily related to the sale of 9 Times Square during the three months ended December 31, 2024.
Impairments of Real Estate Investments
During the six months ended June 30, 2025, we recorded an impairment charge of $7.1 million on our 1140 Avenue property. This charge was recognized to reduce the property's carrying value to its estimated fair value.

During the six months ended June 30, 2025 we recorded impairment charges totaling $13.1 million, related to our 400 E. 67th Street/200 Riverside property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the six months ended June 30, 2025 we recorded impairment charges totaling $10.3 million, related to our 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the six months ended June 30, 2024, we recorded an impairment charges of $84.7 million related to our 9 Times Square property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in December 2024.
Equity-Based Compensation
Equity-based compensation remained consistent at $0.2 million for the six months ended June 30, 2025 and 2024. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses increased to $5.3 million for the six months ended June 30, 2025 compared to $4.8 million for the six months ended June 30, 2024. The increase was primarily attributable to higher legal and external audit fees.
Total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.6 million during the six months ended June 30, 2025 and were $2.1 million during the six months ended June 30, 2024.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $7.1 million for the six months ended June 30, 2025, compared to $10.4 million for the six months ended June 30, 2024. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the sale of our 9 Times Square property in the fourth quarter of 2024. For more information, please see our 2024 Annual Report.
Interest Expense
Interest expense increased to $11.9 million for the six months ended June 30, 2025 as compared to $9.9 million for the six months ended June 30, 2024. The increase in interest expense can primarily be attributed to the default interest incurred on our 1140 Avenue of Americas and 460 E. 67th Street/200 Riverside properties.

Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash provided by (used in) operations from our net loss for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
Cash flows from operating activities:
Net loss	$(50,252)	$(99,459)	$49,207
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,136	10,412	(3,276)
Amortization of deferred financing costs	839	763	76
Accretion of below- and amortization of above-market lease liabilities and assets, net	(250)	(112)	(138)
Equity-based compensation	184	240	(56)
Management fees paid/reinvested in common stock by the Advisor	—	1,610	(1,610)
Impairments of real estate investments	30,558	84,724	(54,166)
Changes in assets and liabilities:
Straight-line rent receivable	468	123	345
Straight-line rent payable	51	54	(3)
Prepaid expenses, other assets and deferred costs	(1,058)	260	(1,318)
Accounts payable, accrued expenses and other liabilities	7,254	2,657	4,597
Deferred revenue	(469)	(533)	64
Net cash provided by (used in) operating activities	(5,539)	739	$(6,278)
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash provided by (used in) investing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
Cash flows from investing activities:
Capital expenditures	(558)	(568)	$10
Net cash provided by (used in) investing activities	(558)	(568)	$10
Cash Flows from Financing Activities
There was no cash provided by or used in financing activities for the six months ended June 30, 2025. The following table represents a reconciliation of our net cash provided by financing activities for the six months ended June 30, 2024.

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	—	150	(150)
Net cash provided by (used in) financing activities	—	150	(150)

Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended June 30, 2025.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2025 we had cash and cash equivalents of $5.3 million as compared to $9.8 million for the year ended December 31, 2024. Under the guarantee of certain enumerated recourse liabilities of the borrower under one of our mortgage loans, we are required to maintain a minimum net worth in excess of $175.0 million and minimum liquid assets (i.e. cash and cash equivalents) of $10.0 million, which includes cash and cash equivalents and restricted cash, which totaled $12.8 million as of June 30, 2025.
We had restricted cash of $7.5 million as of June 30, 2025 as compared to $9.2 million as of December 31, 2024. Our restricted cash balance includes cash sweeps for 1140 Avenue of the Americas of $0.4 million and $1.6 million, and for 400 E 67th Street for $4.1 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively. The remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. For certain property operating expenses and capital expenditures specifically related to our 1140 Avenue of the Americas property, lender approval is required to use any of the cash that is held in restricted cash accounts resulting from the breach of covenants on the loan secured by that property (see below). As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2025.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active (see below), to fund operating expenses at our other properties and other capital requirements during the quarter ended June 30, 2025.
As of June 30, 2025, we are operating under three cash traps at 1140 Avenue of the Americas, 400 E. 67th Street and 8713 Fifth Avenue, which together, represent 33% of the rentable square feet in our portfolio as of June 30, 2025. As of June 30, 2025 and December 31, 2024, there was $0.4 million and $1.6 million, respectively, of cash maintained in a segregated and restricted cash account resulting from the breach of covenants on the loan secured by our 1140 Avenue of the Americas property. However, our 8713 Fifth Avenue property has not generated enough excess cash after debt service and as of June 30, 2025 there is no related cash maintained in a segregated and restricted cash account for that property. We may not access the cash from the 1140 Avenue of the Americas property without lender approval unless and until the various breaches have been cured. Excess cash generated by the 1140 Avenue of the Americas property continues to be deposited in a separate cash management account until the borrower under the loan is able to comply with all of the applicable covenants. Additionally, as of June 30, 2025, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our consolidated balance sheet. As of June 30, 2025 we had $4.1 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. property. For additional information please see Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $350.0 million less cash and cash equivalents of $5.3 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $464.0 million plus our accumulated depreciation and amortization of $78.1 million. As of June 30, 2025, our net debt was $344.7 million, our gross asset value was $542.1 million and our leverage was 63.6%.
As of June 30, 2025 our gross borrowings totaled $350.0 million, which bore interest at a weighted-average annual rate of 6.39% and had a weighted-average maturity of 1.8 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.

We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had five mortgage loans secured by our six properties with an aggregate balance of $350.0 million as of June 30, 2025 with a weighted-average effective interest rate of 6.39%. All our mortgage loans bear interest at a fixed rate.
Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 20 quarters ended June 30, 2025. The principal amount of the loan was $99.0 million as of June 30, 2025. These breaches are not events of default, rather they require excess cash, if any, generated at the property (after paying operating costs, debt service and capital/tenant replacement reserves) to be held in a segregated account as additional collateral under the loan. As of June 30, 2025 and December 31, 2024 we had $0.4 million and $1.6 million, respectively, in cash that is retained by the lender and maintained in restricted cash on our consolidated balance sheet as of those dates. In addition, the debt service payment for the months of April, May and June under this non-recourse mortgage were not made in full by the rental income from the property collected in the cash management accounts under control of the lender.
We were informed by the lender on February 19, 2025 that we were in default under the loan agreement for failure to make certain scheduled interest payments. We made the payments in question in full on the same day the default notice was received by us as a cure for the February event of default. On April 7, 2025, the lender notified us that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) five percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note.
On June 27, 2025, the trustee appointed to act on behalf of the lenders filed a complaint with the Supreme Court of the State of New York in the County of New York (the “Court”), naming the OP and our subsidiary borrower under such loan agreement as defendants, requesting the Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property. On July 21, 2025, the trustee filed a motion with the Court to appoint a receiver with respect to the property. On August 6, 2025, we filed our answer to such complaint, which admitted in part, denied in part the material allegations and stated that we have insufficient knowledge and information upon which to form a belief as to whether we have, as of yet, unstated affirmative defenses available. Notwithstanding the OP being named as defendant in the complaint, the complaint does not allege events giving rise to a recourse obligation by the OP under the guaranty agreement related to the loan agreement, and we do not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 20 quarters ended June 30, 2025. The principal amount for the loan was $10.0 million as of June 30, 2025. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. We have remained in breach for four consecutive quarters as of June 30, 2025, although, the lender has not exercised their right to replace the current manager.

400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of June 30, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of June 30, 2025 and December 31, 2024 we had $4.1 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on our consolidated balance sheet.
On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which we believed were without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to us, currently totaling $3.3 million. On June 10, 2025, the lender sent a second notice to us alleging defaults under such loan agreement as a result of (i) our failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) our failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, we have not responded to the second default notice, but while we cannot predict the ultimate outcome of legal matters, we currently believe that it is not probable a liability has been incurred with respect to the alleged default from the November 19, 2024 notice and intend to continue to challenge the charge of default interest by the lender associated with that notice. Further, we incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of June 30, 2025 and, we continues to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
The loan agreements for 123 William Street, 8713 Fifth Avenue and 196 Orchard do not contain cross-default provisions such that the default matters related to 1140 Avenue of the Americas or 400 E. 67th Street/200 Riverside Boulevard, and the acceleration of the outstanding obligation under the loan agreement related to the 1140 Avenues of the Americas property, is not expected to have an impact on those properties under such loan agreements.

Dividend Policy
Through the six months ended June 30, 2022, we paid dividends to our common stockholders at our current annual rate of $3.20 per share of Class A common stock (adjusted for the Reverse Stock Split), or $0.80 per share (adjusted for the Reverse Stock Split) on a quarterly basis. The board subsequently decided not to declare any further dividends for the subsequent periods through June 30, 2025. There is no assurance as to when or if the board will declare future dividends or the amount of any future dividends that may be declared.
Capital Expenditures
For the six months ended June 30, 2025, we funded an aggregate of $0.6 million of capital expenditures primarily for tenant and building improvements at 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.

We expect the amount we invest in capital expenditures during the full year ending December 31, 2025, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2024. However, this could change if management deems necessary.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three or six months ended June 30, 2025 or 2024.
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
The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(41,660)	$(91,851)	$(50,252)	$(99,459)
Interest expense	7,850	5,201	11,933	9,898
Tax expense (benefit)	—	—	—	—
Depreciation and amortization	3,545	5,151	7,136	10,412
EBITDA	(30,265)	(81,499)	(31,183)	(79,149)
Impairment of real estate investments	30,558	84,724	30,558	84,724
Equity-based compensation	92	186	184	240
Other income	(4)	(9)	(10)	(18)
Management fees paid in common stock to the Advisor in lieu of cash	—	1,077	—	1,610
Adjusted EBITDA	$381	$4,479	$(451)	$7,407

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.7%. To help mitigate the adverse impact of inflation, approximately 80% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 0.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of June 30, 2025, based on straight-line rent, approximately 80% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 20% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2024 Annual Report.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, as amended and we direct your attention to those risk factors.
The 1140 Avenue of the Americas property is subject to litigation and potential foreclosure.
During June and July 2025, the trustee acting on behalf of the lenders for the 1140 Avenue of the Americas property filed a complaint and a motion in the Supreme Court of the State of New York, naming the OP and the Company’s subsidiary borrower as defendants and seeking among other things, foreclosure of the property and appointment of a receiver. For U.S. federal income tax purposes, a foreclosure of the 1140 Avenue of the Americas property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds the Company’s tax basis in the property, the Company would recognize taxable income on foreclosure but would not receive any cash proceeds. In addition, foreclosure of the property may be a lengthy process and may involve significant expenses and attention from management. Although the lenders did not allege events giving rise to a recourse obligation by the OP under the guaranty provided by the OP related to the borrower’s obligation under the applicable loan agreement, the OP was named as a defendant in the complaint and there can be no assurance as to the determination of such matter if such allegations are made. In the event that there is recourse, resulting in the OP being liable for the deficit between the proceeds from a foreclosure sale and the value of the amounts outstanding under the loan, such liability could result in a material adverse effect on the Company’s financial position.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the quarter ended June 30, 2025 none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, and defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Composite Articles of Amendment and Restatement
3.2 (2)	Second Amended and Restated Bylaws of American Strategic Investment Co.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_______
*    Filed herewith
+    Furnished herewith
(1)Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.
(2)Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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
Dated: August 8, 2025