Form 10-Q
period 2025-09-30
American Strategic Investment Co.
filed 2025-11-19
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 17, 2025, the registrant had 2,672,943 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statement of Changes in Equity for the Three and Nine Months Ended September 30, 2025 (Unaudited)	5
Condensed Consolidated Statement of Changes in Equity for the Three and Nine Months Ended September 30, 2024 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION	47

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	49

Signatures	50

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$114,099	$129,517
Buildings and improvements	268,440	341,314
Acquired intangible assets	7,761	19,063
Total real estate investments, at cost	390,300	489,894
Less accumulated depreciation and amortization	(80,547)	(91,135)
Total real estate investments, net	309,753	398,759
Cash and cash equivalents	3,355	9,776
Restricted cash	7,067	9,159
Contract asset	106,343	—
Operating lease right-of-use asset	—	54,514
Prepaid expenses and other assets	3,546	5,233
Straight-line rent receivable	15,474	23,060
Deferred leasing costs, net	2,528	6,565
Total assets	$448,066	$507,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$249,394	$347,384
Debt associated with property in receivership	99,000	—
Accrued interest associated with property in receivership	7,343	—
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $53 and $317 at September 30, 2025 and December 31, 2024, respectively)	17,320	15,302
Operating lease liability	—	54,592
Below-market lease liabilities, net	760	1,161
Deferred revenue	2,886	3,041
Total liabilities	376,703	421,480

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,634,355 and 2,634,355 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	731,703	731,429
Accumulated other comprehensive income	—	—
Distributions in excess of accumulated earnings	(660,367)	(645,870)
Total equity	71,363	85,586
Total liabilities and equity	$448,066	$507,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from tenants	$12,269	$15,447	$36,799	$46,681

Operating expenses:
Asset and property management fees to related parties	1,929	1,994	5,479	5,824
Property operating	6,640	8,596	22,764	25,439
Impairment of real estate investments	—	27,817	30,558	112,541
Equity-based compensation	90	76	274	316
General and administrative	1,755	1,762	7,062	6,526
Depreciation and amortization	3,086	4,414	10,222	14,826
Total operating expenses	13,500	44,659	76,359	165,472
Operating loss before gain on disposition of real estate investments	(1,231)	(29,212)	(39,560)	(118,791)
Gain on disposition of real estate investments	44,268	—	44,268	—
Operating loss	43,037	(29,212)	4,708	(118,791)
Other income (expense):
Interest expense	(4,124)	(5,279)	(11,194)	(15,177)
Interest expense associated with property in receivership	(3,151)	—	(8,013)	—
Other income	(8)	9	2	27
Total other expense	(7,283)	(5,270)	(19,205)	(15,150)
Net income (loss) and Net income (loss) attributable to common stockholders	$35,754	$(34,482)	$(14,497)	$(133,941)

Other comprehensive income (loss):
Change in unrealized loss on derivative	—	—	—	(406)
Other comprehensive income (loss)	—	—	—	(406)
Comprehensive income (loss)	$35,754	$(34,482)	$(14,497)	$(134,347)

Weighted-average shares outstanding — Basic	2,554,502	2,551,034	2,543,230	2,464,574
Net income (loss) per share attributable to common stockholders — Basic	$13.60	$(13.52)	$(5.70)	$(54.35)
Weighted-average shares outstanding — Diluted	2,629,703	2,551,034	2,543,230	2,464,574
Net income (loss) per share attributable to common stockholders — Diluted	$13.60	$(13.52)	$(5.70)	$(54.35)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2024	2,634,355	$27	$731,429	$—	$(645,870)	$85,586
Equity-based compensation			274	—	—	274
Net loss	—	—	—	—	(14,497)	(14,497)
Balance, September 30, 2025	2,634,355	$27	$731,703	$—	$(660,367)	$71,363

	Three Months Ended September 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, June 30, 2025	2,634,355	$27	$731,613	$—	$(696,122)	$35,518
Equity-based compensation	—	—	90	—	—	90
Net income	—	$—	$—	$—	$35,755	$35,755
Balance, September 30, 2025	2,634,355	27	731,703	—	(660,367)	71,363
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	2,334,340	$23	$729,644	$406	$(505,279)	$224,794	$—	$224,794
Common stock issued to the Advisor	245,315	2	1,608	—	—	1,610	—	1,610
Equity-based compensation	84,757	1	315	—	—	316	—	316
Common stock withheld upon vesting of restricted stock	(432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(133,941)	(133,941)	—	(133,941)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Forfeiture of 2020 LTIP Units	—	—	—	—	—	—	—	—
Balance, September 30, 2024	2,663,980	$26	$731,567	$—	$(639,220)	$92,373	$—	$92,373

	Three Months Ended September 30, 2024
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2024	2,642,764	$26	$731,491	$—	$(604,738)	$126,779	$—	$126,779
Common stock issued to the Advisor	—	—	—	—	—	—	—	—
Equity-based compensation	21,216	—	76	—	—	76	—	76
Common stock withheld upon vesting of restricted stock		—	—	—	—	—	—	—
Net loss	—	—	—	—	(34,482)	(34,482)	—	(34,482)
Balance, September 30, 2024	2,663,980	$26	$731,567	$—	$(639,220)	$92,373	$—	$92,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,497)	$(133,941)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,222	14,826
Amortization of deferred financing costs	1,010	1,136
Accretion of below- and amortization of above-market lease liabilities and assets, net	(273)	(331)
Equity-based compensation	274	316
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	—	1,610
Gain on disposition of real estate	(44,268)	—
Impairments of real estate investments	30,558	112,541
Changes in assets and liabilities:
Straight-line rent receivable	—	225
Straight-line rent payable	(188)	81
Prepaid expenses, other assets and deferred costs	(406)	1,812
Accounts payable, accrued expenses and other liabilities	11,818	4,993
Deferred revenue	988	36
Net cash (used in) provided by operating activities	(4,762)	3,304
Cash flows from investing activities:
Reduction of cash from disposal of assets	(3,028)	—
Capital expenditures	(723)	(925)
Net cash used in investing activities	(3,751)	(925)
Cash flows from financing activities:
Proceeds from notes payable to related parties	—	725
Repayments of notes payable to related parties	—	(150)
Net cash provided by financing activities	—	575
Net change in cash, cash equivalents and restricted cash	(8,513)	2,954
Cash, cash equivalents and restricted cash, beginning of period	18,935	12,808
Cash, cash equivalents and restricted cash, end of period	$10,422	$15,762

Cash and cash equivalents	$3,355	$5,234
Restricted cash	7,067	10,528
Cash, cash equivalents and restricted cash, end of period	$10,422	$15,762

Supplemental Disclosures:
Cash paid for interest	$8,620	$13,943
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	(140)	168
Debt associated with property in receivership	99,000	—
Accrued interest associated with property in receivership	7,343	—
Contract asset	(106,343)	—
Derecognition of property in receivership	58,756	—
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	—	1,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of September 30, 2025, the Company owned six properties consisting of 0.7 million rentable square feet, which excludes one property, 1140 Avenue of Americas, which is in a consensual foreclosure process.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries. The Company’s advisor, New York City Advisors, LLC (the “Advisor”), manages the Company’s day-to-day business with the assistance of the Company’s property manager, New York City Properties, LLC (the “Property Manager”). The Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services. Please see Note 10 — Related Party Transactions and Arrangements for additional information on the Company’s Advisor and affiliates of the Advisor, including ownership percentages.
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
In the quarter ended September 30, 2025, the Company continued to incur recurring losses from operations prior to the gain on disposal of real estate investments and negative operating cash flows at some of its properties, an increasing current liabilities balance that exceeds current assets and incurred events of default on loans that encumber three of the Company’s six properties (Please see Note 5 - Mortgage Notes Payable, Net, for further discussion on the events of default). These conditions raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the September 30, 2025 financial statements.
However, management has developed and is implementing a plan intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern. The plan includes paying related party fees such as asset management fees, property management fees, reimbursable compensation costs, and reimbursable overhead costs in shares on a go forward basis and selling one of the Company's performing assets within the next twelve months. Further, the Advisor has the ability and has indicated a willingness to lend funds to the Company pursuant to promissory notes for liquidity requirements as needed. Based on the implementation of the plan and the resulting improvements in the Company’s projected cash flows, the Company has concluded that substantial doubt about it’s ability to continue as a going concern is alleviated. Accordingly, the financial statements as of September 30, 2025 have been prepared assuming the Company will continue as a going concern.
The Company’s cash and cash equivalents and restricted cash totaled $10.4 million as of September 30, 2025, a decrease of $8.5 million from December 31, 2024. During the nine months ended September 30, 2025, the decrease in cash was primarily due to the monthly expenses related to underperforming properties and cash sweeps at those same properties (please see Note 5 - Mortgage Notes Payable, Net, for further discussion on cash sweep events). Of the total amount of cash as of September 30, 2025, approximately $3.4 million is non-restricted cash available for general corporate purposes and $7.1 million is restricted cash related to the loans in default (please see Note 5 - Mortgage Notes Payable, Net for further discussion on the events of default).
The Company intends to continue to focus on selling performing properties, entering into new leases and divest from underperforming assets. However, the Company cannot predict, with certainty, the outcome of these actions to generate liquidity.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2025 and 2024, respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 19, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. Substantially all the Company’s assets and liabilities are held by the OP. The Company has determined the OP is a VIE of which the Company is the primary beneficiary.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Continuing Adverse Impacts Since the COVID-19 Pandemic
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. New York City, where all of the Company’s properties are located, was among the hardest hit locations in the country and fully reopened from relevant restrictions and lockdowns on March 7, 2022. While the COVID-19 pandemic subsided and the Company’s properties remain accessible to all tenants, some tenants have vacated, terminated or otherwise did not renew their lease. The Company has incurred increased unreimbursed property operating expenses because the Company’s occupancy has not fully recovered to pre-pandemic levels, and these increased expenses have been compounded by inflation. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. Some businesses continue to maintain hybrid or all work-from-home arrangements in response to employee desire for more flexibility, which may lead to continued challenges in the commercial real estate market and potentially represents a long-term negative impact on the New York City real estate market. There can be no assurance that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the three and nine months ended September 30, 2025 and 2024 and no new COVID-19 deferral or abatement agreements were entered into. As of September 30, 2025 and 2024 the occupancy and operating results at 1140 Avenue of Americas have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. On September 8, 2025, our subsidiary and the OP entered into a settlement agreement with the lenders under the loan for 1140 Avenue of the Americas providing for, among other things, a consensual foreclosure process and the appointment of a receiver for the property. On September 11, 2025, the Court overseeing this matter approved the appointment of a receiver. In our 400 E. 67th Street property, one major tenant's lease expired and we subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month lease ended. In addition at the Company’s 400 E. 67th Street property, another major tenant is paying through the end of their lease, which is September 2025; however, they moved out of the space in the third quarter of 2024. See Note 5 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of September 30, 2025. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property (See Note 16 – Subsequent Events—Notice of Defaults and of Acceleration).
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2025, these leases had a weighted-average remaining lease term of 6.2 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under ASC 842, the Company has reflected them on a net basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying condensed consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the nine months ended September 30, 2025 and 2024, the Company had no such reductions in revenue which excludes rents from tenants on a cash basis not collected.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of September 30, 2025, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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
We were the lessee under a land lease associated with 1140 Avenue of the Americas. In September 2025, a court appointed receiver took control of our property at 1140 Avenue of the Americas and we derecognized the property including the associated land lease from our consolidated balance sheet, see Note 6 - Property Dispositions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the condensed consolidated statements of operations and comprehensive income to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net loss because recording an impairment loss results in an immediate negative adjustment to earnings.
Recently Issued Accounting Pronouncements
Not Yet Adopted as of September 30, 2025
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
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2025 or 2024.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
In-place leases	$184	$567	$905	$1,722
Other intangibles	—	53	—	407
Total included in depreciation and amortization	$184	$620	$905	$2,129

Above-market lease intangibles	$25	$44	$90	$331
Below-market lease liabilities	(61)	(275)	(400)	(699)
Total included in revenue from tenants	$(36)	$(231)	$(310)	$(368)

Below-market ground lease, included in property operating expenses	$12	$12	$37	$37

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2025:

(In thousands)	2025 (remainder)	2026	2027	2028	2029	2030
In-place leases	$78	$544	$536	$503	$341	$341
Total to be included in depreciation and amortization	$78	$544	$536	$503	$341	$341

Above-market lease assets	$25	$101	$101	$96	$75	$75
Below-market lease liabilities	(50)	(180)	(180)	(180)	(123)	(11)
Total to be included in revenue from tenants	$(25)	$(79)	$(79)	$(84)	$(48)	$64
Significant Tenants
As of September 30, 2025 and September 30, 2024, there was one tenant whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
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
Impairment Charges
The Company recorded an impairment charge of $7.1 million on its 1140 Avenue property during the nine months ended September 30, 2025. This charge was recognized to reduce the property's carrying value to its estimated fair value. In September 2025, a court appointed receiver took control of our property at 1140 Avenue of the Americas and we derecognized the property from our consolidated balance, see Note 6 - Property Dispositions.
The Company recorded impairment charges totaling $13.1 million for the nine months ended September 30, 2025, related to its 400 E. 67th Street/200 Riverside property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
The Company recorded impairment charges totaling $10.3 million for the nine months ended September 30, 2025, related to its 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
The Company recorded $1.9 million and $86.6 million of impairment charges in the three and nine months ended September 30, 2024 on its 9 Times Square property. The impairment charge that was recorded through June 30, 2024 was recorded to reduce the carrying value of the property to its estimated fair value as determined by the letter of intent signed in June of 2024. During the three months ended September 30, 2024 the Company classified the property as held for sale and an additional impairment charge. The property was sold in December of 2024.
The Company recorded an impairment charge of $25.8 million for the three and nine months ended September 30, 2024 on its 400 E. 67th Street property. The impairment was triggered as a result of leasing activity at the property.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
For additional information and disclosures related to the Company’s impairment charges, see Note 5 — Mortgage Notes Payable, Net.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2025 and December 31, 2024 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2025	December 31, 2024	Effective Interest Rate	Interest Rate	Contractual Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
1140 Avenue of the Americas (1)(3)	1	—	99,000	—%	Fixed	Jun. 2025
400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage (1) (4)	2	50,000	50,000	8.52%	Fixed	May 2028
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	6	251,000	350,000	5.33%
Less: deferred financing costs, net (2)		(1,606)	(2,616)
Mortgage notes payable, net		$249,394	$347,384
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
(3)The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for failure to make certain scheduled interest payments, and on April 7, 2025 the Company was informed by the lender that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable. In June 2025, the lender commenced a legal action in the State of New York against the OP and the Company’s subsidiary borrower under such loan agreement demanding, among other things, the Court initiate foreclosure proceedings with respect to the property and, in July 2025, that such Court appoint a receiver for the property. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of receiver, the Company removed its related assets and liabilities from the consolidate balance sheet as of September 30, 2025 and recognized a gain of $44.3 million which is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The $99.0 million mortgage note associated with 1140 Avenue of the Americas will remain a liability until final resolution with the lender is concluded, and thus is included as debt associated with property in receivership on our consolidated balance sheet as September 30, 2025. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section and Note 6 Property Dispositions below.
(4) The Company was informed by the lender pursuant to letters dated in November 2024, December 2024, January 2025 and June 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that first occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements failure to cooperate with the lender to cure the alleged cash management procedure failures, and failure to pay outstanding amounts due under such loan agreement beginning in April 2025. The Company responded to notices of default sent in November 2024, December 2024 and January 2025, rejecting the assertions made by the lender, and has not received a response from the lender. The Company has not responded to the notice of default received in June 2025. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below. On November 6,2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property (See Note 16 – Subsequent Events—Notice of Defaults and of Acceleration).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Collateral and Principal Payments
Real estate assets and intangible assets of $390.3 million, at cost (net of below-market lease liabilities), as of September 30, 2025 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the property. This balance excludes the 1140 Avenue of Americas property in court appointed receivership, which is held by the receiver as collateral for the underlying mortgage note payable. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2025:

(In thousands)	Future Minimum Principal Payments
2025 (remainder) (1)	$50,000
2026	—
2027	140,000
2028	10,000
2029	51,000
2030	—
Thereafter	—
Total	$251,000
_______
(1)On November 6, 2025, the Company was informed by the lender under the loan secured by the 400 E. 67th Street/200 Riverside Blvd. property that the principal balance due under the loan agreement had been accelerated and all amounts under such loan agreement were due and payable.

Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 20 quarters ended September 30, 2025. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of September 30, 2025 (refer to Note 6 - Property Dispositions).
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company as a cure for the February event of default. On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate per annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) five percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. Based on the above, total effective interest is 9.11%, including 5.00% default interest, and as of September 30, 2025, the Company has $4.6 million in accrued interest related to the default interest.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the Court appointed a receiver and the Company ceased managing the property. As a result, the Company removed its related assets and liabilities from the consolidate balance sheet as of September 30, 2025 and recognized a gain of $44.3 million which is reflected in the condensed condensed consolidated statements of operations for the three and nine months ended September 30, 2025. For additional information, see Note 6 Property Dispositions.
8713 Fifth Avenue
The Company has breached the first part of a two-part test debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 20 quarters ended September 30, 2025. The second part of the test is a lender’s right to require replacement of management ratio which is discussed below. The principal amount for the loan was $10.0 million as of September 30, 2025. The breach of the first part of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Separately, in the event that the debt service coverage ratio is in breach of the lenders right to require replacement of management ratio for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of September 30, 2025 the Company is no longer in breach of the lenders right to require replacement of management.
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of September 30, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of September 30, 2025 and December 31, 2024 the Company had $4.1 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s condensed consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believed were without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to the Company, currently totaling $3.3 million. On June 10, 2025, the lender sent a second notice to the Company alleging defaults under such loan agreement as a result of (i) the Company’s failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) the Company’s failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the second default notice Further, the Company incurred a liability as of September 30, 2025 in relation to the June 10, 2025 default notice. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property (See Note 16 – Subsequent Events—Notice of Defaults and of Acceleration).
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of September 30, 2025 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
The loan agreements for 123 William Street, 8713 Fifth Avenue and 196 Orchard do not contain cross-default provisions such that the default matters related to 1140 Avenue of the Americas or 400 E. 67th Street/200 Riverside Boulevard, and the consensual foreclosure with respect to the 1140 Avenue of the Americas property or the acceleration of the outstanding obligation under the loan agreement related to the 400 E. 67th Street/200 Riverside Boulevard properties (see Note 16 - Subsequent Events - Notice of Defaults and of Acceleration), is not expected to have an impact on those properties under such loan agreements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 6 — Property Disposition
During the three months ended September 30, 2025, the Company lost its economic interest and control therefore disposed of its 1140 Avenues of Americas property. In September 2025, the Company and the lender pursued a cooperative consensual foreclosure. On September 11, 2025, the Court appointed a receiver and the Company ceased managing the property. In connection with this, the Company removed its related assets and liabilities from the condensed consolidated balance sheet effective September 11, 2025, the date the court appointed receiver took control of the property (excluding accounts payable and accrued expenses totaling approximately $2.0 million, retained by the Company), and recognized a gain of $44.3 million that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
The Company also recorded a contract asset of $106.3 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $7.3 million, respectively, are included in the condensed consolidated balance sheet as of September 30, 2025. This contract asset represents the Company’s right to debt extinguishment once the foreclosure process on the 1140 Avenue of Americas property is completed.
In addition, the 1140 Avenue of Americas property includes a ground lease agreement, for more information on the ground lease please see Note 9 - Commitments and Contingencies. Upon disposition of the 1140 Avenue of Americas property, the Company removed the related ROU asset and lease liability from the condensed consolidated balance sheet.
Note 7 — Fair Value of Financial Instruments
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

Financial Instruments That Are Not Reported at Fair Value
The Company is required to disclose at least annually the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and distributions payable approximate their carrying value on the condensed consolidated balance sheets due to their short-term nature.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The fair values of the Company’s financial instruments that are not reported at fair value on the condensed consolidated balance sheet are reported below:

		September 30, 2025		December 31, 2024
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 1140 Avenue of the Americas (1)	3	$—	$—	$99,000	$69,238
Mortgage note payable — 123 William Street	3	140,000	136,109	140,000	132,474
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Boulevard - ICON Garage(2)	3	50,000	28,239	50,000	31,671
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,501	10,000	9,181
Mortgage note payable — 196 Orchard Street	3	51,000	46,873	51,000	44,896
Total		$251,000	$220,722	$350,000	$287,460
___________
(1)The Company recorded impairment charges of $7.1 million during the three months ended June 30, 2025 and $66.1 million during the year ended December 31, 2024 for its 1140 Avenues of the Americas property. As a result, the Company adjusted the fair value of the property’s mortgage to the current carrying value of the property. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure on the property. On September 11, 2025 the Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of the receiver, the Company removed its related assets and liabilities from the condensed consolidated balance sheet as of September 30, 2025.
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

During the quarter ended June 30, 2025, the Company recognized impairments on the 1140 Avenue of the Americas, 400 East 67th Street, 200 Riverside, and 196 Orchard Street properties based on the Company’s estimates of fair value. The fair value of the 1140 Avenue of the Americas, 400 East 67th Street, and 196 Orchard Street properties was determined using discounted cash flow models, while the fair value of the 200 Riverside property was determined using a sales comparison approach. The significant assumptions used in the valuation models included a capitalization rate of 7.0% and a discount rate of 8.5% for each property.
Note 8 — Stockholders’ Equity
As of both September 30, 2025 and December 31, 2024, the Company had 2.6 million shares of common stock outstanding including unvested restricted shares. As of September 30, 2025, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 10 — Related Party Transactions and Arrangements. There were no shares issued in lieu of cash for asset management and property management services rendered during the three and nine months ended September 30, 2025. For the nine months ended September 30, 2024 the Company issued shares in lieu of cash for the asset management and property management fees for a total expense of $1.6 million.
The following table shows the shares issued in relation to the advisory and property management agreements as of September 30, 2025 and 2024:

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
April 2024	The Advisor	Advisory Agreement	68,308	$6.58
April 2024	The Advisor	Property Management Agreement	22,857	$6.58
May 2024	The Advisor	Advisory Agreement	83,543	$5.72
Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan, but did not take actions to declare a dividend for the plan to become effective. In August 2020, in connection with the listing of the Company’s shares on the NYSE and the related bifurcation of common stock into Class A and Class B common stock, the Company entered into an amended and restated rights agreement, which amended and restated the stockholders rights plan approved in May 2020 and declared a dividend payable in August 2020, of one Class A right for and on each share of Class A common stock and one Class B right for and on each share of Class B common stock, in each case, outstanding on the close of business on August 28, 2020 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), of the Company at a price of $55.00 per one one-thousandth of a share of Series A Preferred Stock, represented by a right, subject to adjustment. The expiration date of these rights had subsequently been extended to August 18, 2025 and expired unexercised during the three months ended September 30, 2025.
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the condensed consolidated balance sheets in the period dividends or other distributions are declared. During the nine months ended September 30, 2025 and year ended December 31, 2024, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
Note 9 — Commitments and Contingencies
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
For the three and nine months ended September 30, 2025, and 2024 the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million on a straight-line basis in accordance with the standard.
Upon disposition of the 1140 Avenue of Americas property, the Company removed the ground lease agreement ROU asset and lease liability from the condensed consolidated balance sheet.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
than the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of Americas property set forth Note 5— Mortgage Notes Payable— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation there are no material legal proceedings pending or known to be contemplated against the Company as of September 30, 2025.
On August 26, 2025 the Company received a written notice (the “Notice”) from the New York Stock Exchange (“NYSE”) that the Company did not presently satisfy the NYSE’s continued listing standards under Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company’s 30-trading day average market capitalization to be not less than $50 million and the Company’s stockholders’ equity to be not less than $50 million. As set forth in the Notice, as of August 25, 2025, the Company’s 30-trading day average market capitalization was approximately $34.3 million and the Company’s last reported stockholders’ equity as of June 30, 2025 was approximately $35.5 million.
In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, the Company must submit to NYSE a business plan that demonstrates compliance with Section 802.01B of the Manual within 18 months of receipt of the Notice. The Listing Operations Committee of NYSE will review the business plan and will either accept the plan, at which time the Company will be subject to ongoing quarterly monitoring for compliance with the business plan, or reject it, at which time the Company will be subject to suspension and delisting proceedings. The Company has submitted a business plan to the NYSE within the 45 calendar-day-period described above and is in the process of finalizing the plan with NYSE.
The Notice has no immediate effect on the listing of the Company’s Class A common stock, which will continue to be listed and traded on NYSE during the cure periods outlined above, subject to the Company’s compliance with other NYSE continued listing requirements. The current noncompliance with the standards described above does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2025, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of September 30, 2025 and December 31, 2024, entities wholly owned by AR Global owned 536,252 and 536,252 shares, respectively, of the Company’s outstanding Class A common stock. As of September 30, 2025 and December 31, 2024, Bellevue owned approximately 58.0% and 54.4% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in each of the months of ended March 2024 and May 2024 (see Note 8 — Stockholders’ Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, (which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three and nine months ended September 30, 2025 or 2024.
Management Fee Expense
The Company recorded expense of $1.5 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, and $1.5 million and $4.5 million for base asset management fees during the three and nine months ended September 30, 2024, respectively. There were no variable management fees incurred in either of these periods. The management fees for the nine months ended September 30, 2024 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.
The base asset management fees for the nine months ended September 30, 2025 were paid in cash and the monthly management fee paid in shares during the nine months ended September 30, 2024 are discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The Company incurred approximately $0.4 million and $0.9 million in property management fees during the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.3 million in property management fees during the three and nine months ended September 30, 2024, respectively. These property management fees were paid in cash.
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
Professional fees and other reimbursements for the three and nine months ended September 30, 2025 were $0.9 million and $3.5 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2025 were $0.9 million ($0.7 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2025 were $3.5 million ($2.6 million were for salaries, wages, and benefits and $1.0 million related to administrative and overhead expenses).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Professional fees and other reimbursements for the three and nine months ended September 30, 2024 were $1.0 million and $3.5 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2024 was $0.8 million ($0.8 million were for salaries, wages, and benefits and $0.0 million related to administrative and overhead expenses).
In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the nine months ended September 30, 2025 and 2024 except such periods as discussed in Note 7 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Ongoing fees:
Asset and property management fees to related parties (1)	$1,929	$1,994	$5,479	$5,824	$53	$317
Professional fees and other reimbursements (2)	908	996	3,537	3,466	—	—
Total related party operation fees and reimbursements	$2,837	$2,990	$9,016	$9,290	$53	$317
________
(1)During the nine months ended September 30, 2025 and 2024, approximately $0.0 million and $1.6 million, respectively, of this expense was for the asset and property management fees paid in shares of the Company’s Class A common stock (see above) in lieu of cash.
(2)Amounts for the three and nine months ended September 30, 2025 and 2024 are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of September 30, 2025 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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
The following table displays restricted share award activity during the nine months ended September 30, 2025:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	101,197	$14.19
Granted	—	—
Vested	(25,995)	9.04
Forfeitures	—	—
Unvested, September 30, 2025	75,202	$15.97
As of September 30, 2025, the Company had $0.8 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 2.5 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million and $0.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.2 million for each of the nine months ended September 30, 2025 and September 30, 2024. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Note 13 — Income Taxes
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of September 30, 2025 and as of December 31, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its condensed consolidated statements of comprehensive income (loss).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The effective tax rate was zero for the nine months ended September 30, 2025 and 2024. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2025. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the nine months ended September 30, 2025. The Company remains in a net deferred tax asset position with a full valuation allowance as of both September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company had no material uncertain tax positions.
Note 14 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders - Diluted	$35,754	$(34,482)	$(14,497)	$(133,941)
Less: Undistributed earnings allocated to unvested restricted stockholders	(1,022)	—	—	—
Adjusted net income (loss) available to common stockholders - Basic	$34,732	$(34,482)	$(14,497)	$(133,941)

Denominator:
Weighted average shares outstanding — Basic	2,554,502	2,551,034	2,543,230	2,464,574
Dilutive effect of restricted shares and Class A Units	75,201	—	—	—
Weighted average shares outstanding — Diluted	2,629,703	2,551,034	2,543,230	2,464,574

Net income (loss) per share attributable to common stockholders — Basic	$13.60	$(13.52)	$(5.70)	$(54.35)
Net income (loss) per share attributable to common stockholders — Diluted	$13.60	$(13.52)	$(5.70)	$(54.35)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net income (loss) to exclude the distributions to the unvested restricted shares. On July 1, 2022, the Company announced that it suspended its policy regarding dividends paid on its Class A common stock, beginning with the dividend that would have been payable for the quarter ended June 30, 2022.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Diluted net income (loss) per share assumes the conversion of all Class A common stock share equivalents into an equivalent number of shares of Class A common stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares and Class A Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested restricted shares (1)	—	103,462	88,847	64,467
Total weighted-average anti-dilutive common share equivalents	—	103,462	88,847	64,467
_______
(1)There were 75,202 and 105,433 unvested restricted shares outstanding as of September 30, 2025 and 2024, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 15 — Segment Reporting
We are an externally managed company that owns a portfolio of commercial real estate located within New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. Our Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, does not distinguish or group operations based on geography, size, type or other basis when assessing the financial performance of our properties. Our operating properties have similar economic characteristics and provide similar products and services to consumers. Accordingly, we manage and evaluate our operations as a single reportable segment based on our condensed consolidated financial statements for financial reporting and disclosure purposes.
The CODM is responsible for overseeing our operations and making key strategic decisions, including the allocation of resources, evaluating financial performance, and determining the overall direction of our Company. The CODM receives condensed consolidated financial and operational data to assess performance and make these decisions. Our measure of segment profit or loss is net earnings (loss). The CODM also reviews significant expenses associated with the Company’s single reportable segment which are presented in the Condensed Consolidated Statements of Operations.
The CODM reviews net earnings (loss) and the relevant components thereof that are directly reflected on our Condensed Consolidated Statements of Operations. The CODM is also regularly provided the reportable segment level asset information, real estate investments, net, which is directly reflected on the Condensed Consolidated Balance Sheets. Refer to the descriptions below for further details:
•Net earnings (loss): this metric represents the total profit after accounting for all revenues, expenses and other costs. It reflects our overall financial performance and profitability. Net earnings (loss) is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Net earnings (loss) are reported in the Condensed Consolidated Statement of Operations and Comprehensive Income.
•Revenue from tenants: a component of net earnings (loss), this balance represents the total income derived from long-term leases with tenants. It is the primary source of revenue for us and reflects the effectiveness of our real estate portfolio in generating rental income. Revenue from tenants is reported in the Revenue section of the Condensed Consolidated Statement of Operations and Comprehensive Income.
•Total Operating Expenses: a component of net earnings (loss), operating expenses include all costs related to the maintenance and management of the properties, including property costs and general and administrative expenses. These expenses are critical to maintaining the portfolio’s long-term profitability and are disclosed under the Operating Expenses section of the Condensed Consolidated Statement of Operations and Comprehensive Income.
•Real Estate Investments, net: this total represents the value of properties that we actively use to generate rental income. It is a core asset-based metric and a key driver of our long-term growth. Managing real estate held for use is essential for value appreciation and strategic portfolio management, which enables us to make informed decisions regarding acquisitions, divestitures, and overall asset allocation to support sustainable growth and are disclosed under the Real Estate section of the Condensed Consolidated Balance Sheets.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following:
October and November Debt Service Payments
The debt service payments for the months of October and November under the non-recourse mortgages secured by the 1140 Avenue of the Americas and 400 E. 67th Street/200 Riverside Blvd. properties were not made in full by the rental income from the applicable property collected in the cash management accounts under control of the applicable lender.
Notice of Defaults and of Acceleration
On November 6, 2025, the Company received a notice from the a special servicer on behalf of the lender of the indebtedness secured by the Company’s 400 E. 67th Street/200 Riverside properties identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the properties as a result thereof. In such notice, the lender notified the Company that, due to the alleged events of default under the loan agreement governing such indebtedness, the loan had been accelerated, and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement. The Company is evaluating its options with respect to the property and there can be no assurance as to the resolution of these matters with the lender.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include anticipated benefits of our election to terminate our status as a real estate investment trust; whether we will be able to successfully acquire new assets or businesses; potential adverse effects of the geopolitical instability; the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; inflationary conditions and higher interest rate environment; economic uncertainties about the ultimate impact of tariffs imposed by, or imposed on, the United States and its trading relationships; that any potential future acquisition or disposition is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all, and that we may not be able to regain compliance with New York Stock Exchange’s (“NYSE”) continued listing requirements and rules, and the NYSE may delist the Company’s common stock, which could negatively affect the Company, the price of the Company’s common stock and shareholders’ ability to sell the Company’s common stock. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2025 (the “2024 Annual Report”), this and our other Quarterly Reports on Form 10-Q and our other filings with the SEC.
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of September 30, 2025, we owned six properties consisting of approximately 0.7 million rentable square feet, acquired for an aggregate purchase price of $442.7 million with an overall occupancy of 80.9%, which excludes one property, 1140 Avenue of Americas, which is in consensual a foreclosure process.
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
Management Update on the New York City Real Estate Market
The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenged as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates.
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the nine months ended September 30, 2025 and 2024, please see Results of Operations — Leasing Activity below.

As of September 30, 2025 two of our mortgages aggregating $50.0 million are in default and three of our mortgages aggregating $60.0 million in principal amount remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section. The lenders holding one of such mortgages in default, which is in respect of our 1140 Avenue of Americas property, have accelerated the debt outstanding under the applicable loan agreement and in June 2025 initiated foreclosure litigation as a result of alleged defaults. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the Court appointed a receiver, and the Company ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver,the Company removed its related assets and liabilities from the consolidate balance sheet as of September 30, 2025. In addition, the 400 E. 67th Street/200 Riverside Boulevard property is also in default and the lenders have accelerated the debt outstanding under the applicable loan agreement. See also Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of cash rent due across our entire portfolio for the nine months ended September 30, 2025 (based on annualized straight-line rent as of September 30, 2025). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
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
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain information about the investment properties we owned as of September 30, 2025:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium(2)	Sept. 2014	1	58,750	44.3%	11.8
200 Riverside Boulevard - ICON Garage (3)	Sept. 2014	1	61,475	100.0%	11.8
123 William Street	Mar. 2015	1	544,610	80.0%	4.2
1140 Avenue of the Americas (4)	Jun. 2016	1	—	—%	—
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	9.1
196 Orchard Street	Jul. 2019	1	60,297	100.0%	10.2
Total portfolio		6	742,632	80.9%	6.2
______
(1)Calculated on a weighted-average basis as of September 30, 2025, as applicable.
(2)During the quarter ended September 30, 2024, we had a tenant vacate its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of the term of their existing lease, which is expired in the third quarter of 2025.
(3)On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by the property (See Note 16 – Subsequent Events—Notice of Defaults and of Acceleration to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion)
(4)In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the Court appointed a receiver, and the Company ceased managing the property. As a result, the Company removed its related assets and liabilities from the condensed consolidated balance sheet as of September 30, 2025
.

Results of Operations
Leasing Activity for the Nine Months Ended September 30, 2025
The following table is a summary of our quarterly leasing activity during the nine months ended September 30, 2025:

	Q1 2025	Q2 2025	Q3 2025
Leasing activity:
New and replacement leases:
New and replacement leases commenced	1	6	3
Total square feet leased	11,521	72,016	20,308
Annualized straight-line rent per square foot (1)	$9.5	$252.93	$72.72
Weighted-average lease term (years) (2)	0.1	13.85	13.3

Terminated or expired leases:
Number of leases terminated or expired	—	2	3
Square feet	—	32,356	24,116
Annualized straight-line rent per square foot (1)	$—	$6.51	$52.02
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Leasing Activity for the Nine Months Ended September 30, 2024
The following table is a summary of our quarterly leasing activity during the nine months ended September 30, 2024:

	Q1 2024	Q2 2024	Q3 2024
Leasing Activity:
New Leases:
New leases commenced	1	1	3
Total square feet leased	8,122	5,284	24,081
Annualized straight-line rent per square foot (1)	$22.16	$70.30	$59.28
Weighted-average lease term (years) (2)	1.2	3.2	5.3

Terminated or Expired Leases:
Number of leases terminated or expired	—	1	2
Total square feet terminated or expired	—	12,183	21,438
Annualized straight-line rent per square foot (1)	$—	$5.96	$61.31
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy decreased as of September 30, 2025 to 80.9% from a total portfolio occupancy of 85.9% as of September 30, 2024 from the following:
•Occupancy at 400 E. 67th Street was at 44.3% for the period ended September 30, 2025 as compared to 100% for the period ended September 30, 2024. During the quarter ended September 30, 2024, a tenant located at our 400 E. 67th Street vacated its current space, however, per their agreement with us, the tenant is required to pay rent for the remainder of term of their existing lease which expired in the third quarter of 2025.
•Occupancy at our property located at 200 Riverside remained the same at 100% for the period ended September 30, 2025 and 2024.

•Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended September 30, 2025 and 2024.
•Occupancy at 8713 Fifth Avenue increased as of September 30, 2025 to 100.0% compared to 88.6% as of September 30, 2024. The increase in occupancy was due to an expansion of an existing lease.
•Occupancy at 123 William Street decreased to 80.0% as of September 30, 2025 compared to 88.8% as of September 30, 2024. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the quarter ended September 30, 2025.
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
Comparison of Three Months Ended September 30, 2025 and 2024
As of September 30, 2025, we owned six properties, with one property, 1140 Avenue of Americas, in a consensual foreclosure process, all of which were acquired prior to January 1, 2024. Our results of operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily reflect changes due to leasing activity and occupancy.
Net income (loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders was $35.8 million for the quarter ended September 30, 2025, as compared to $34.5 million for the quarter ended September 30, 2024. The change in net income (loss) income attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024	$
Revenue from tenants	$12,269	$15,447	$(3,178)

Operating expenses:
Asset and property management fees to related parties	1,929	1,994	(65)
Property operating	6,640	8,596	(1,956)
Impairment of real estate investments	—	27,817	(27,817)
Equity-based compensation	90	76	14
General and administrative	1,755	1,762	(7)
Depreciation and amortization	3,086	4,414	(1,328)
Total operating expenses	13,500	44,659	(31,159)
Operating loss before gain (loss) on disposition of real estate investments	(1,231)	(29,212)	27,981
Gain on disposition of real estate investments	44,268	—	44,268
Operating income (loss)	43,037	(29,212)	72,249
Other income (expenses):
Interest expense	(4,124)	(5,279)	1,155
Interest expense associated with property in receivership	(3,151)	—	(3,151)
Other income (loss)	(8)	9	(17)
Total other expenses	(7,283)	(5,270)	(2,013)
Net income (loss) and Net income (loss) attributable to common shareholders	$35,754	$(34,482)	$70,236

Revenue from Tenants
Revenue from tenants decreased to $12.3 million for the three months ended September 30, 2025 as compared to $15.4 million for the three months ended September 30, 2024 primarily due to the sale of 9 Times Square during the three months ended December 31, 2024, resulting in a $3.2 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
We incurred $1.9 million and $2.0 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended September 30, 2025 and 2024, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $6.6 million for the three months ended September 30, 2025 as compared to $8.6 million for the three months ended September 30, 2024. The decrease in expenses is primarily related to the sale of 9 Times Square during the three months ended December 31, 2024.
Impairments of Real Estate Investments
During the three months ended September 30, 2024, we recorded impairment charges of $1.9 million related to our 9 Times Square property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of September 30, 2024. This property was sold in December 2024.
In addition, we recorded impairment charges of $25.8 million for the nine months ended September 30, 2024 on our 400 E. 67th Street property. We determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024.
Gain on Disposition of Real Estate Investments
During the three months ended September 30, 2025, we recorded a gain on disposition of real estate investments of $44.3 million related to our 1140 Avenue of Americas property.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.1 million for the three months ended September 30, 2025 as compared to $0.1 million for the three months ended September 30, 2024. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses remained materially consistent at $1.8 million for the three months ended September 30, 2025 as compared to $1.8 million for three months ended September 30, 2024.
Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $0.9 million during the three months ended September 30, 2025 and $0.8 million, during the three months ended September 30, 2024.
Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits. Of which $3.0 million ($2.6 million before the three months ended March 31, 2024) is related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased to $3.1 million for the three months ended September 30, 2025 as compared to $4.4 million for the three months ended September 30, 2024. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the sale of our 9 Times Square property in the fourth quarter of 2024. For more information, please see our 2024 Annual Report.
Interest Expense
Interest expense decreased to $4.1 million for the three months ended September 30, 2025, as compared to $5.3 million for the three months ended September 30, 2024. The decrease in interest expense can primarily be attributed to the interest expense related to the 1140 Avenue of the Americas property in court appointed receivership.

Interest Expense Associated with Property in Receivership
Interest expense increased to $3.2 million for the nine months ended September 30, 2025 as compared to $0.0 for the nine months ended September 30, 2024. The increase in interest expense associated with property in receivership is due to the court appointment of a receiver for 1140 Avenue of Americas.
Comparison of Nine Months Ended September 30, 2025 and 2024
As of September 30, 2025, we owned six properties, all of which were acquired prior to January 1, 2024. Our results of operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $14.5 million for the nine months ended September 30, 2025, as compared to $133.9 million for the nine months ended September 30, 2024. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Nine Months Ended September 30,		Increase
(in thousands)	2025	2024	(Decrease)
Revenue from tenants	$36,799	$46,681	$(9,882)

Operating expenses:
Asset and property management fees to related parties	5,479	5,824	(345)
Property operating	22,764	25,439	(2,675)
Impairment of real estate investments	30,558	112,541	(81,983)
Equity-based compensation	274	316	(42)
General and administrative	7,062	6,526	536
Depreciation and amortization	10,222	14,826	(4,604)
Total operating expenses	76,359	165,472	(89,113)
Operating loss before gain (loss) on disposition of real estate investments	(39,560)	(118,791)	79,231
Gain on disposition of real estate investments	44,268	—	44,268
Operating income (loss)	4,708	(118,791)	123,499
Other income (expenses):			—
Interest expense	(11,194)	(15,177)	3,983
Interest expense associated with receivership	(8,013)	—	(8,013)
Other income	2	27	(25)
Total other expense	(19,205)	(15,150)	(4,055)
Net income (loss) before income taxes	(14,497)	(133,941)	119,444
Income tax expense	—	—	—
Net income (loss) and net income (loss) attributable to common stockholders	(14,497)	(133,941)	119,444
Revenue from Tenants
Revenue from tenants decreased to $36.8 million for the nine months ended September 30, 2025, from $46.7 million for the nine months ended September 30, 2024. The decrease was primarily due to the sale of 9 Times Square during the three months ended December 31, 2024, resulting in a $9.9 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $5.5 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.

Property Operating Expenses
Property operating expenses decreased to $22.8 million for the nine months ended September 30, 2025 as compared to $25.4 million for the nine months ended September 30, 2024. The decrease in expenses is primarily related to the sale of 9 Times Square during the three months ended December 31, 2024.
Impairments of Real Estate Investments
During the nine months ended September 30, 2025, we recorded an impairment charge of $7.1 million on our 1140 Avenue property. This charge was recognized to reduce the property's carrying value to its estimated fair value.
During the nine months ended September 30, 2025 we recorded impairment charges totaling $13.1 million, related to our 400 E. 67th Street/200 Riverside property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the nine months ended September 30, 2025 we recorded impairment charges totaling $10.3 million, related to our 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the nine months ended September 30, 2024, we recorded an impairment charges of $86.6 million related to our 9 Times Square property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in December 2024.
In addition, we recorded impairment charges of $25.8 million for the nine months ended September 30, 2024 on our 400 E. 67th Street property. We determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024.
Gain on Disposition of Real Estate Investments
During the nine months ended September 30, 2025, we recorded a gain on disposition of real estate investments of $44.3 million related to our 1140 Avenue of Americas property.
Equity-Based Compensation
Equity-based compensation remained consistent at $0.3 million for the nine months ended September 30, 2025 and 2024. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses increased to $7.1 million for the nine months ended September 30, 2025 compared to $6.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher legal and external audit fees.
Total reimbursement expenses for administrative and personnel services provided by the Advisor were $3.5 million during the nine months ended September 30, 2025 and were $2.9 million during the nine months ended September 30, 2024.
Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits. Of which $3.0 million ($2.6 million before the three months ended March 31, 2024) is related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased to $10.2 million for the nine months ended September 30, 2025, compared to $14.8 million for the nine months ended September 30, 2024. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the sale of our 9 Times Square property in the fourth quarter of 2024. For more information, please see our 2024 Annual Report.
Interest Expense
Interest expense decreased to $11.2 million for the nine months ended September 30, 2025 as compared to $15.2 million for the nine months ended September 30, 2024. The decrease in interest expense can primarily be attributed to the interest expense related to the 1140 Avenue of the Americas property in court appointed receivership.
Interest Expense Associated with Property in Receivership
Interest expense increased to $8.0 million for the nine months ended September 30, 2025 as compared to $0.0 for the nine months ended September 30, 2024. The increase in interest expense associated with property in receivership is due to the court appointment of a receiver for 1140 Avenue of Americas.

Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash provided by (used in) operations from our net loss for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
Cash flows from operating activities:
Net loss	$(14,497)	$(133,941)	$119,444
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,222	14,826	(4,604)
Amortization of deferred financing costs	1,010	1,136	(126)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(273)	(331)	58
Equity-based compensation	274	316	(42)
Gain on disposition of real estate	(44,268)	—	(44,268)
Management fees paid/reinvested in common stock by the Advisor	—	1,610	(1,610)
Impairments of real estate investments	30,558	112,541	(81,983)
Changes in assets and liabilities:
Straight-line rent receivable	—	225	(225)
Straight-line rent payable	(188)	81	(269)
Prepaid expenses, other assets and deferred costs	(406)	1,812	(2,218)
Accounts payable, accrued expenses and other liabilities	11,818	4,993	6,825
Deferred revenue	988	36	952
Net cash provided by (used in) operating activities	(4,762)	3,304	$(8,066)
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash provided by (used in) investing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
Cash flows from investing activities:
Reduction of cash from derecognition of assets	(3,028)	—	$(3,028)
Capital expenditures	(723)	(925)	$202
Net cash provided by (used in) investing activities	(3,751)	(925)	$(2,826)

Cash Flows from Financing Activities
There was no cash provided by or used in financing activities for the nine months ended September 30, 2025. The following table represents a reconciliation of our net cash provided by financing activities for the nine months ended September 30, 2024.

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	—	725	(725)
Repayments of notes payable to related parties	—	(150)	150
Net cash provided by (used in) financing activities	—	575	(575)
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended September 30, 2025.
Cash, Cash Equivalents and Restricted Cash
As of September 30, 2025, we had cash and cash equivalents of $3.4 million as compared to $9.8 million for the year ended December 31, 2024.
We had restricted cash of $7.1 million as of September 30, 2025 as compared to $9.2 million as of December 31, 2024. Our restricted cash balance includes cash sweeps for 400 E 67th Street for $4.1 million and $4.2 million as of September 30, 2025 and December 31, 2024. The remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our condensed consolidated balance sheet as of September 30, 2025.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active (see below), to fund operating expenses at our other properties and other capital requirements during the quarter ended September 30, 2025.
As of September 30, 2025, we are operating under two cash traps at 400 E. 67th Street and 8713 Fifth Avenue, which together, represent 10% of the rentable square feet in our portfolio as of September 30, 2025. However, our 8713 Fifth Avenue property has not generated enough excess cash after debt service and as of September 30, 2025 there is no related cash maintained in a segregated and restricted cash account for that property. Additionally, as of September 30, 2025, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our condensed consolidated balance sheet. As of September 30, 2025 we had $4.1 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. property. For additional information please see Note 5 — Mortgage Notes Payable, Net to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $251.0 million less cash and cash equivalents of $3.4 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $448.1 million plus our accumulated depreciation and amortization of $80.5 million. As of September 30, 2025, our net debt was $247.6 million, our gross asset value was $422.3 million and our leverage was 58.6%.

As of September 30, 2025 our gross borrowings totaled $251.0 million, which bore interest at a weighted-average annual rate of 5.33% and had a weighted-average maturity of 3.8 years. All of our properties are encumbered under mortgage notes payable, with one property, 1140 Avenue of Americas, in a consensual foreclosure process, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had four mortgage loans secured by our five properties with an aggregate balance of $251.0 million as of September 30, 2025 with a weighted-average effective interest rate of 5.33%. All our mortgage loans bear interest at a fixed rate. This excludes our 1140 Avenue of Americas property, which is in a consensual foreclosure process.
Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 20 quarters ended September 30, 2025. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of September 30, 2025 (refer to Note 6 - Property Dispositions).
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
In September 2025, we agreed with the Lender to pursue a consensual foreclosure. On September 11, 2025, the Court appointed a receiver and we ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, we removed our related assets and liabilities from the condensed consolidated balance sheet as of September 30, 2025 and recognized a gain of $44.3 million which is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
We also recorded a contract asset of $106.3 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $7.3 million, respectively, are included in our consolidated balance sheet as of September 30, 2025. This contract asset represents our right to debt extinguishment once the foreclosure process on the 1140 Avenue of Americas property is completed.
In addition, the 1140 Avenue of Americas property includes a ground lease agreement, for more information on the ground lease please see Note 9 - Commitments and Contingencies. Upon disposition of the 1140 Avenue of Americas property, we removed the related ROU asset and lease liability from the condensed consolidated balance sheet.

8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 20 quarters ended September 30, 2025. The principal amount for the loan was $10.0 million as of September 30, 2025. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. We have remained in breach for four consecutive quarters as of September 30, 2025, although, the lender has not exercised their right to replace the current manager.
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of September 30, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of September 30, 2025 and December 31, 2024 we had $4.1 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on our condensed consolidated balance sheet.
On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which we believed were without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to us, currently totaling $3.3 million. On June 10, 2025, the lender sent a second notice to us alleging defaults under such loan agreement as a result of (i) our failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) our failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, we have not responded to the second default notice. Further, we incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
On November 6, 2025, we received a notice from the a special servicer on behalf of the lender identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the property as a result thereof. In such notice, the lender notified us that, due to the alleged events of default under the loan agreement, the loan had been accelerated, and all amounts under the loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement. We are evaluating our options with respect to the property and there can be no assurance as to the resolution of these matters with the lender.

Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of September 30, 2025 and, we continues to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
The loan agreements for 123 William Street, 8713 Fifth Avenue and 196 Orchard do not contain cross-default provisions such that the default matters related to 1140 Avenue of the Americas or 400 E. 67th Street/200 Riverside Boulevard, and the acceleration of the outstanding obligation under the loan agreement related to the 1140 Avenues of the Americas or the 400 E. 67th/200 Riverside Boulevard properties, is not expected to have an impact on those properties under such loan agreements.

Capital Expenditures
For the nine months ended September 30, 2025, we funded an aggregate of $0.7 million of capital expenditures primarily for tenant and building improvements at 123 William Street and 1140 Avenue of the Americas. We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances.
We expect the amount we invest in capital expenditures during the full year ending December 31, 2025, including amounts we expect to fund under new or replacement leases, will be lower when compared to the amount invested during the year ended December 31, 2024. However, this could change if management deems necessary.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three or nine months ended September 30, 2025 or 2024.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) as well as adjusted EBITDA.
EBITDA and adjusted EBITDA are both non-GAAP metrics and should not be construed to be more relevant or accurate than other metrics calculated and presented in accordance with GAAP, including net income (loss), in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than non-GAAP metrics.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
We define adjusted EBITDA as net income (loss) excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) impairment charges, (v) interest income and other income or expense, (vi) gains or losses on debt extinguishment, (vii) equity-based compensation expense, (vii) acquisition and transaction costs, (viii) gain or loss on asset sales and (ix) and expenses paid with issuances of our common stock in lieu of cash.

The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss) and net income (loss) attributable to common stockholders (in accordance with GAAP)	$35,754	$(34,482)	$(14,497)	$(133,941)
Interest expense	4,124	5,201	11,194	9,898
Interest expense associated with property in receivership	3,151	—	8,013	—
Tax expense (benefit)	—	—	—	—
Depreciation and amortization	3,086	4,414	10,222	14,826
EBITDA	46,115	(24,867)	14,932	(109,217)
Impairment of real estate investments	—	27,817	30,558	112,541
Gain on disposition of real estate investments	(44,268)	—	(44,268)	—
Equity-based compensation	90	76	274	316
Other income	8	(9)	(2)	(18)
Management fees paid in common stock to the Advisor in lieu of cash	—	1,077	—	1,610
Adjusted EBITDA	$1,945	$4,094	$1,494	$5,232
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.7%. To help mitigate the adverse impact of inflation, approximately 80% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 0.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of September 30, 2025, based on straight-line rent, approximately 80% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 20% do not contain any escalation provisions.
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

Related-Party Transactions and Agreements
Please see Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2024 Annual Report.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Other than the consensual foreclosure process with respect to our 1140 Avenues of the Americas property as described other than as described in “Note 5—Mortgage Notes Payable, Net- Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation—1140 Avenue of the Americas” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
Except for the risk factor below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, as amended by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, and we direct your attention to those risk factors.
Our failure to meet the NYSE’s continued listing requirements could result in the suspension and delisting of our Class A common stock.
Our Class A common stock is listed on the NYSE. The NYSE requires listed companies to continue to satisfy certain quantitative and qualitative standards. On August 26, 2025, we received a written notice from the NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our 30-trading-day average global market capitalization was approximately $34.3 million and our stockholders’ equity as of June 30, 2025 was approximately $35.5 million, each below the $50 million thresholds required by that rule. We have submitted a business plan to the NYSE that we believe demonstrates our potential to regain compliance within 18 months of receipt of the notice in accordance with NYSE procedures. If the NYSE accepts our plan, we will be subject to quarterly monitoring for compliance with that plan; if the NYSE does not accept our plan, our securities would be subject to suspension and delisting proceedings. The notice had no immediate effect on the listing of our Class A common stock, which continues to trade on the NYSE subject to our compliance with other NYSE continued listing requirements.

If our Class A common stock were delisted from the NYSE, trading could become more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NYSE listing, stockholders may find it more difficult to obtain quotations, and trading volume could diminish. Delisting could also result in negative publicity and make it more difficult for us to raise additional capital. Although our Class A common stock might be eligible to trade on an over-the-counter quotation system, such as the OTCQB or Pink market, we cannot assure you that an active trading market would develop or be sustained there, or that we would be able to list on another national securities exchange.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the quarter ended September 30, 2025 none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, and defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Dated: November 19, 2025