Form 10-K
period 2025-12-31
American Strategic Investment Co.
filed 2026-04-15
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $7.2 million based on the closing sales price on the New York Stock Exchange as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of April 14, 2026, the registrant had 2,692,941 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2025

i

AMERICAN STRATEGIC INVESTMENT CO.

FORM 10-K
Year Ended December 31, 2025

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
ii

PART I
Item 1. Business
Overview
We were incorporated in the State of Maryland on December 19, 2013. We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of December 31, 2025, we owned five properties consisting of 0.7 million rentable square feet, which rentable square footage figure excludes one property, 1140 Avenue of Americas, which is in a consensual foreclosure process.
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
In furtherance of this strategy, we pursued a cooperative consensual foreclosure with the lender for our 1140 Avenue of the Americas property in September 2025, and on September 11, 2025, the New York County Court overseeing the foreclosure appointed a receiver. In connection with the foreclosure, we recognized a gain of $47.9 million for 1140 Avenue of the Americas that is reflected in the consolidated statements of operations. See “Item 2. Properties.”
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our Board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of Class A common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 9 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K (our “2025 Financial Statements”). Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.”
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
Tenants and Leasing
Our portfolio features a diverse tenant mix across five mixed-use office and retail condominium buildings primarily located in Manhattan. As of December 31, 2025, on a weighted-average basis based on annualized straight-line rent, 27% of our tenants were in the government / public administration sector, 14% of our tenants were in the retail sector, 13% of our tenants were in the non-profit sector, 10% of our tenants were in the office space sector, 10% of our tenants were in the fitness sector, and no other sector accounted for more than 10%. As of December 31, 2025, there were two tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. As of December 31, 2024, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. In addition, our top 10 tenants (measured based on rental income on a straight-line basis for the year ended December 31, 2025) are 44% actual investment grade rated and 25% implied investment grade rated. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. The term “parent" for these purposes includes any entity, including any governmental entity, owning more than 50% of the voting stock in a tenant.
We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2025, our portfolio was 80.3% occupied with a weighted average remaining lease term of 6.1 years. See “Leasing/Occupancy” section in Item 7A.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Our business is generally not seasonal.
Financing Strategies and Policies
In the year ended December 31, 2025 and other recent years, our primary source of capital has been cash on hand. The net cash provided by our operations has not been sufficient to fund operating expenses and other capital requirements during the years ended December 31, 2025, 2024 and 2023.
During the year ended December 31, 2025 other sources of capital included cash retained from the Advisor from (a) deferring payment of related-party management fees to the Advisor as needed or (b) providing a bridge loan when necessary. For more detailed information on these transactions, please see Note 4 — Real Estate Investments, Note 9 — Stockholders’ Equity and Note 11 — Related Party Transactions to our 2025 Financial Statements.
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

Organizational Structure
Substantially all of our business is conducted through New York City Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, New York City Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. In an effort to preserve our operating cash, we have issued shares of our Class A common stock in lieu of cash to our Advisor and Property Manager as payment for providing services to us. For additional information, please see Note 11 — Related Party Transactions and Arrangements to our 2025 Financial Statements.
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
As a taxable C corporation, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. In addition, we generally will be disqualified from treatment as a REIT for the four taxable years following the year in which we revoked our REIT election. This action may reduce our net earnings available for investment or distribution to stockholders because of an additional income tax liability. Further, any cash distributions we pay to our stockholders will be taxed as dividend income under U.S. federal income tax law, to the extent attributable to our current accumulated earnings and profits, and not at rates applicable to dividends paid by REITs. To the extent we generate taxable income going forward, we may be able to limit the tax on our income through the use of net operating loss carryforwards or “NOLs”. However, because of our recent operating history of taxable losses from our results of operations, we are not able to conclude that it is more likely than not we will realize the future benefit of our NOLs; thus we have provided a 100% valuation allowance as of December 31, 2025.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in the year ended December 31, 2025 and do not expect that we will be required to make any such material capital expenditures during the year ending December 31, 2026.
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
•The ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict, and the U.S. and Israel conflict with Iran may adversely impact our business operations and financial performance.
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
•Risks related to our relatively small asset base and the high concentration of our total assets in one large individual real estate asset, including the reliance on seven major tenants.
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
•We have been in breach of several of our mortgage loan covenants for multiple quarters, some which may be determined to be events of default.
•There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our securities, limit the liquidity and market for our securities, and subject us to additional trading restrictions.
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
Moreover, there is no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will be realized or that we will be able to use existing or future NOLs to offset future taxable income, if any. Our federal NOLs totaled $340.4 million as of December 31, 2025. A portion of these federal NOLs will begin to expire during 2035. Likewise, a portion of the NOL carryforward may be limited in its use due to certain portions of the Code, including but not limited to Section 382 which imposes an annual limit on the amount of NOLs and net capital loss carry forwards that the Company may use to affect future taxable income.
If we fail to remediate our existing material weaknesses or do not maintain an effective system of internal control over financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.
We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, the results of operations, financial condition or the value of our Class A common stock may be adversely impacted.
As described in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management identified a material weakness in the Company’s internal control over financial reporting (“ICFR”) in 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is in the process of remediating the material weaknesses, but there can be no assurances that those efforts will be successful. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, or if the Company fails to establish and maintain an effective control environment or internal control over financial reporting, the Company’s consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, require it to expend significant resources to correct the material weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our ability to fund our capital requirements will depend on, among other things, the amount of cash we are able to generate from our operations and outside sources, which may not be available on acceptable or favorable terms, or at all.
As of December 31, 2025 and 2024, we had cash and cash equivalents and restricted cash of $8.0 million and $18.9 million, respectively. Under certain covenants of our mortgage loans, we are required to maintain a minimum net worth in excess of $100.0 million and minimum liquid assets (i.e. cash, cash equivalents and restricted cash) of $5.0 million. This minimum net worth and cash requirement impacts our ability to fund our other cash needs. In the years ended December 31, 2025 and 2024, the net cash provided by our property operations were not alone sufficient to fund operating expenses and other capital requirements. Our principal sources of cash in recent periods has been cash on hand from prior financings or from offerings of our Class A common stock including proceeds from the Rights Offering.
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
Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the performance of our tenants and our business. Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our properties decline. When these cash traps are active, any excess cash flows are restricted to the specific property and are unable to be used for other purposes, such as expenses on capital improvements at other properties. This could affect our liquidity and our ability to make distributions to our stockholders. As of December 31, 2025, much of our cash was restricted due to the operation of three cash traps (400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue), which together, represent 19% of the rentable square feet in our portfolio as of December 31, 2025. Also, we had $6.8 million of cash maintained in segregated cash accounts, and classified as restricted cash on our consolidated balance sheet as of December 31, 2025. Our 8713 Fifth Avenue property has not generated excess cash after debt service and as of December 31, 2025 there is no related cash maintained in a segregated and restricted cash account for that property. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Breaches of loan covenants have reduced the cash available to us and further breaches will limit our ability to access cash generated by these properties (see — “We have been in breach of several of our mortgage loan covenants for multiple quarters”). There is no assurance that we will be able to cure any breaches of any of our mortgage loan covenants on favorable terms or at all and access the excess cash generated by these properties, if any. Our ability to increase the cash flow from our properties in amounts necessary to cure the covenant breaches and otherwise generate excess cash from our properties that may be used to satisfy our capital needs will depend on the success of our leasing initiatives. We may not be able to lease all or any portion of our currently vacant space, and we may experience additional terminations. Renewals and new leases have been and in the future may be, at lower rental rates.
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
We are generally responsible for funding any major structural repairs to our properties, such as repairs to the foundation, exterior walls and rooftops as well as for tenant improvement and leasing commission costs associated with our leasing activities. Our cash, cash equivalents and restricted cash as of December 31, 2025 includes a significant amount of restricted cash, which may not be available to make tenant improvements or satisfy our capital needs, and if we need additional capital in the future to improve or maintain our properties or for tenant improvements and leasing commissions, we may have to obtain financing from sources, beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot fund capital improvements, tenant improvements or leasing commissions, our investments may generate lower cash flows or decline in value, or both and result in our inability to lease vacant space or retain tenants upon the expiration of their leases, which could have a material adverse effect on us.
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance, legal structure and our intent and ability to hold the property. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. Any such impairment could have a material adverse effect on our financial condition and results of operations. During the year ended December 31, 2025, we have incurred impairment charges of $30.6 million.
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
As of December 31, 2025, our portfolio consisted of five properties, and the largest asset, 123 William Street, represents approximately 73% of the total rentable square footage in our portfolio and 67% of annualized straight-line rent. Due to our relatively small asset base and the high concentration of our total assets in relatively large individual real estate assets, the value of our assets could vary more widely with the performance of specific assets than if we invested in a more diverse portfolio of properties. Because of this asset concentration, even modest changes in the value of our real estate assets could have a significant impact on the value of our assets and the value of our Class A common stock.
We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.
As of December 31, 2025, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized Straight-Line Rent
Planned Parenthood Federation of America, Inc	11.7%
Equinox	10.1%
The City of New York - The Department of Youth and Community	7.8%
CVS	7.6%
United States General Services Administration	7.2%
NYS Licensing	6.4%
Marshalls	5.2%
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
The ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and U.S. and Israel conflict with Iran may adversely impact our business operations and financial performance.
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and the U.S. and Israel conflict with Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The ongoing conflict and the resulting geopolitical instability can adversely impact our business operations and financial performance. These factors may also result in the weakening of the financial condition of a significant tenant or a number of smaller tenants, which could adversely impact their ability to timely pay rent. Our revenues is largely dependent on the success and economic viability of our tenants and, as a result, our financial condition and results of operations may be adversely affected.
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
Approximately 40% of our leases (based on annualized straight-line rent) expire over the next five years. We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. While we are working to identify and enter into leases with additional new tenants to replace Knotel, which filed for bankruptcy and terminated its leases with us in January 2021, and to increase the rental income at our properties through leasing activity, there can be no assurance we will be able to lease all or any portion of our currently vacant space at any property on acceptable or favorable terms, or at all. For example, annualized straight-line rent per square foot for certain leases, including the leases we have entered into to replace Knotel, are lower than the annualized straight-line rent per square foot under the previous leases. In addition, additional vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or re-let space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow could be adversely affected.
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
Our real properties are subject to real property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Zohran Mamdani, New York City’s recently elected mayor, has proposed a potential 9.5% increase in property taxes as part of New York City’s budget proposal for fiscal year 2027. All of the real estate assets we own are in the New York City area and, as a result, our properties could be impacted by such tax should it go into effect. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, lessees may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
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
Recent increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Actual increases or the perception of increases in inflation could also increase the amount we reimburse our Advisor for our general and administrative expenses and our mortgage interest costs. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the Advisory Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Most of our leases for properties contain fixed rental rate with annual escalation based upon fixed percentage increases while some are based on other measures. Approximately 70.4% of our leases with our tenants contain rent escalation provisions which increase the amount of cash rent due by an average of 1.6% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. Approximately 70.4% are fixed-rate, and 29.6% do not contain any escalation provisions. Inflation as measured by the consumer price index for all items as of December 31, 2025 as published by the Bureau of Labor Statistics, was 2.7%. If the rental rate increases continue to lag behind inflation, our net income and cash flow would be negatively impacted. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on them if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.
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
Certain of our properties located in New York City are leased to retail tenants which generated 29% of the annualized straight-line rental income during the year ended December 31, 2025. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, store closures and changing consumer preferences among other things. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.
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
As of December 31, 2025, we had total outstanding indebtedness of approximately $249.6 million.

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
As of December 31, 2025, we were in breach of covenants under two separate mortgage loans aggregating $60.0 million in principal amount, which are secured by three of our properties: 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue. These properties represented, in the aggregate, 19% of the total rentable square feet in our portfolio as of December 31, 2025. These breaches, which have been ongoing for several quarters are described in more detail elsewhere in this Annual Report on Form 10-K (see Note 5 — Mortgage Notes Payable, Net to our 2025 Financial Statements for additional information) require us to hold any excess cash generated by the properties, if any, in a segregated account as additional collateral under the loans. There was no cash maintained in segregated cash accounts for our 8713 Fifth Avenue property as of December 31, 2025 since this property had not generated excess cash after debt service. We were also informed by the applicable lender that we were in default under the loan agreements for two of our properties, 400 E. 67th Street/200 Riverside Blvd. (as described in the “Notice of Defaults” section in Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources). While we disagree with the lenders and are contesting such notices, there can be no assurance that we will prevail or that the debt for each property will not be accelerated.
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
During the year ended December 31, 2025, the net cash provided by our property operations has not been sufficient to fund operating expenses and other cash requirements. In the event of a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt on our properties, we must identify other sources to fund the interest payments or risk defaulting on the indebtedness. There can be no assurance that these sources will be available in the future.
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
We have incurred indebtedness and expect that we will incur indebtedness in the future. Although none of our indebtedness is variable rate, to the extent that we incur variable rate debt not fixed by swap in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to use cash for other corporate purposes. The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. During that same period the European Central Bank and the Bank of England similarly raised interest rates and implemented fiscal policy interventions responsive to high levels of inflation and recession fears. The Federal Reserve Board cut interest rates during 2024 and 2025, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. In addition, further increases in interest rates could make it more difficult for us to refinance our existing debt or require us to sell properties. Increases in interest rates would also impact new or refinanced fixed rate debt, which could adversely affect our business, financial condition, results of operations and liquidity.
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
Our failure to meet the New York Stock Exchange’s continued listing requirements could result in the suspension and delisting of our Class A common stock.

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”). The NYSE requires listed companies to continue to satisfy certain quantitative and qualitative standards. On August 26, 2025, we received a written notice from the NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our 30-trading-day average global market capitalization was approximately $34.3 million and our stockholders’ equity as of June 30, 2025 was approximately $35.5 million, each below the $50 million thresholds required by that rule. We submitted a business plan to the NYSE that we believe demonstrates our potential to regain compliance within 18 months of receipt of the notice in accordance with NYSE procedures. NYSE accepted our business plan, with a deadline of February 26, 2027 to regain conformity with Section 802.01B, and we will be subject to quarterly monitoring for compliance with that plan. We may not be able to achieve the goals of our business plan, or our business plan may not be sufficient to bring us back into compliance with Section 802.01B. If we are fail to regain compliance by the February 26, 2027 deadline, our securities would be subject to suspension and delisting proceedings. The notice had no immediate effect on the listing of our Class A common stock, which continues to trade on the NYSE subject to our compliance with other NYSE continued listing requirements.
If our Class A common stock were delisted from the NYSE, trading could become more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NYSE listing, we and our stockholders may face significant material adverse consequences including: finding it more difficult to obtain market quotations, trading volume could diminish, and a determination that our common stock is a “penny stock,” which will require brokers trading in our stock to adhere to more stringent rules and further reduce trading activity. Delisting could also result in negative publicity and make it more difficult for us to raise additional capital. Although our Class A common stock might be eligible to trade on an over-the-counter quotation system, such as the OTCQB or Pink market, we cannot assure you that an active trading market would develop or be sustained there, or that we would be able to list on another national securities exchange.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock was not listed on NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Nicholas S. Schorsch, Jr., chief executive officer, and Michael LeSanto, our chief financial officer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor or its affiliates, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability to our Advisor to hire, retain or contract for services or highly skilled managerial, operational and marketing personnel. We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding our investments and assets especially real properties located in the five boroughs of New York City, particularly in Manhattan. If our Advisor loses or is unable to obtain the services of skilled personnel due to an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, our Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered, which could have a material adverse effect on us.
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

Item 2. Properties
The following table presents certain information about the properties we owned as of December 31, 2025:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy (1)	Remaining Lease Term (2)
400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	44.3%	11.5
200 Riverside Blvd. - ICON Garage	Sept. 2014	1	61,475	100.0%	11.5
123 William Street	Mar. 2015	1	544,610	79.2%	4.1
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	8.9
196 Orchard Street	Jul. 2019	1	60,297	100.0%	9.9
		5	742,632	80.3%	6.1
__________
(1)For a discussion of the significant changes in occupancy during the year ended December 31, 2025, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
(2)Calculated on a weighted-average basis as of December 31, 2025, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base cash rental payments due to us over the next ten years and thereafter at the properties we owned as of December 31, 2025. To the extent we have leases with contingent rent provisions, these amounts exclude contingent rent payments that would be collected based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2026	$26,763
2027	24,182
2028	20,411
2029	19,728
2030	18,344
2031	15,537
2032	11,762
2033	11,162
2034	10,306
2035	8,802
Thereafter	21,379
Total	$188,376
__________
(1)For a discussion of the significant changes in occupancy during the year ended December 31, 2025, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2025:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Straight-Line Rent (1)	Expiring Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percentage of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2026	5	$1,363	5.0%	29	5.4%
2027	8	5,442	20.1%	124	22.8%
2028	3	1,154	4.3%	26	4.7%
2029	4	1,592	5.9%	32	5.9%
2030	2	1,143	4.2%	29	5.3%
2031	10	5,466	20.2%	98	18.0%
2032	—	—	—%	—	—%
2033	4	1,061	3.9%	21	3.9%
2034	2	2,161	8.0%	10	1.8%
2035	—	—	—%	—	—%
Thereafter	11	7,707	28.4%	176	32.2%
Total	49	$27,089	100.0%	545	100.0%
__________
(1)Includes tenant concessions, such as free rent, as applicable. For a discussion of the significant changes in occupancy during the year ended December 31, 2025, see the “Liquidity and Capital Resources - Leasing Activity/Occupancy” section located in Item 7. Management’s Discussion and Analysis.

Tenant Concentration
There were two tenants whose rentable square footage represented greater than 10.0% of total portfolio rentable square footage as of December 31, 2025.
As of December 31, 2025, the following tenants accounted for 5% or more of our total annualized rental income on a straight-line basis, based on leases commenced:

Tenant	% of Annualized
Planned Parenthood Federation of America, Inc	11.7%
Equinox	10.1%
The City of New York - The Department of Youth and Community	7.8%
CVS	7.6%
United States General Services Administration	7.2%
NYS Licensing	6.4%
Marshalls	5.2%
See also “Item 1A. Risk Factors - Risks Related to Our Properties and Operations - We rely significantly on the following major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.” in this Annual Report on Form 10-K.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the properties located at 123 William Street and 196 Orchard Street represent greater than 10% of our total portfolio. As of December 31, 2025, our largest asset, 123 William Street, represents approximately 73% of the total rentable square footage in our portfolio and 67% of annualized straight-line rent. See also “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The tenant concentrations of the properties located at 123 William Street and 196 Orchard Street are summarized below:
123 William Street
The following table lists the tenant at 123 William Street whose annualized rental income on a straight-line basis is greater than 10% of the annualized rental income for commenced leases at this property as of December 31, 2025:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 123 William Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 123 William Street
						(In thousands)
Planned Parenthood Federation of America, Inc	65,242	15.1%	Jul. 2031	5.58	1 - 5 year option	$3,337	17.4%
The City of New York - The Department of Youth and Community	40,610	9.4%	Dec. 2037	12.01	1 - 5 year option	$2,215	11.6%
United States General Services Administration	48,221	11.2%	Jun. 2027	1.49	None	$2,050	10.7%
__________
(1)Remaining lease term in years as of December 31, 2025.
(2)Annualized rental income on a straight-line basis as of December 31, 2025, which includes tenant concessions such as free rent, as applicable.

196 Orchard Street
The following table lists all the tenants at 196 Orchard Street as their annualized rental income on a straight-line basis is greater than 10% of the total annualized rental income for commenced leases at this property as of December 31, 2025:

Tenant	Rented Square Feet	Rented Square Feet as a % of 196 Orchard Street	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of 196 Orchard Street
						(In thousands)
CVS	9,956	16.5%	Aug. 2034	8.7	2 - 5 year options	2,161	33.1%
Equinox	30,033	49.8%	Nov. 2038	12.9	2 - 5 year options	2,897	44.3%
Marshalls	20,308	33.7%	Oct. 2031	5.8	3 - 5 year options	1,477	22.6%
__________
(1)Remaining lease term in years as of December 31, 2025.
(2)Annualized rental income on a straight-line basis as of December 31, 2025, which includes tenant concessions such as free rent, as applicable.
Property Financings
See Note 5 — Mortgage Notes Payable, Net to our 2025 Financial Statements for information regarding property financings as of December 31, 2025 and 2024.
Item 3. Legal Proceedings.
Other than the consensual foreclosure process with respect to our 1140 Avenue of the Americas property and the foreclosure litigation initiated under the loan and guarantee agreements governing the indebtedness secured by our 400 E. 67th Street and 200 Riverside Blvd. properties other than as described in “Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” to our consolidated financial statements in this Annual Report on Form 10-K, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the NYSE under the symbol “NYC” as of August 18, 2020.
Holders
As of April 14, 2026, we had 2,692,941 shares of Class A common stock outstanding held by 2,447 stockholders of record.
Dividends
Dividends to Common Stockholders
We did not distribute any dividends in the year ended December 31, 2025. Our Board of Directors plans to reevaluate the dividend policy on a quarterly basis but there is no assurance as to when or if our Board will authorize future dividends or the amount of any future dividends. Any such determination will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and any other factors that our Board of Directors considers relevant.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities for the year ended December 31, 2025. The following table presents the unregistered sales of equity securities for the year ended December 31, 2024:

Period of Issuance	Recipient	Agreement	Shares Issued (1)	Issued Share Price (1)
March 2024	The Advisor	Advisory Agreement	70,607	$7.54
April 2024	The Advisor	Advisory Agreement	68,308	$6.58
April 2024	The Advisor	Property Management Agreement	22,857	$6.58
May 2024	The Advisor	Advisory Agreement	88,543	$5.72
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
December 1, 2025 to December 31, 2025	—	$—	—	$—
December 1, 2024 to December 31, 2024	26,625	$8.69	—	$—
Total	26,625	$8.69	—	$—
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
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our 2025 Financial Statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.
Overview
We are an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of December 31, 2025, we owned five properties consisting of 0.7 million rentable square feet acquired for an aggregate purchase price of $442.7 million.
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
In furtherance of this strategy, we disposed of our 1140 Avenue of the Americas property in 2025. We pursued a cooperative consensual foreclosure with the lender and in connection with this, we removed the related assets and liabilities from our consolidated balance sheet and recognized a gain of $47.9 million that is reflected in the consolidated statements of operations for the year ended December 31, 2025. See “Item 2. Properties.”
On January 11, 2023 we effected a 1-for-8 reverse stock split that was previously approved by our Board, resulting in each outstanding share of Class A common stock being converted into 0.125 shares of common stock, with no fractional shares being issued (the “Reverse Stock Split”). For additional information, see Note 9 — Stockholders’ Equity to our 2025 Financial Statements. Also, effective January 19, 2023, we amended our charter to change our name to “American Strategic Investment Co.” from “New York City REIT, Inc.” Trading of our Class A common stock on the New York Stock Exchange under the new name began on January 20, 2023 under the existing trading symbol “NYC.”
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our Property Manager. Our Advisor and Property Manager are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. In an effort to preserve our operating cash, we have issued shares of our Class A common stock in lieu of cash to our Advisor and Property Manager as payment for providing services to us. For additional information, please see Note 11 — Related Party Transactions to our 2025 Financial Statements.
Management Update on the New York City Real Estate Market
The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenged as leasing and occupancy trends for the broader market have slowed, leading political, community, and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates.
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the year ended December 31, 2025 and 2024, please see Results of Operations — Leasing Activity below.

Our Portfolio
As of December 31, 2025, two of our mortgages encumbering three of our properties aggregating $60.0 million in principal are in either default and/or remained in a cash trap events. See the Liquidity and Capital Resources section elsewhere in this Annual Report on Form 10-K for more information. The lenders holding one of such mortgages in default, which is in respect of our 1140 Avenue of the Americas property, have accelerated the debt outstanding under the applicable loan agreement and in June 2025 initiated foreclosure litigation as a result of alleged defaults. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the court overseeing the foreclosure appointed a receiver, and the Company ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, the Company removed its related assets and liabilities from the consolidate balance sheet as of September 30, 2025. In addition, the 400 E. 67th Street/200 Riverside Blvd. properties are also in default and the lenders have accelerated the debt outstanding under the applicable loan agreement. See also Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of cash rent due across our entire portfolio for the year ended December 31, 2025. We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
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
Significant and Critical Accounting Policies and Estimates
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes is important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Revenue Recognition
Our revenue from tenants, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2025, these leases had a weighted-average remaining lease term of 6.1 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires that we record a receivable for, and include in revenue from tenants, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the tenants base year, some of our leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.

We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, we are required to assess, based on credit risk, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. In fiscal years ended December 31, 2025, 2024 and 2023, respectively, this assessment has included consideration of the impacts of the COVID-19 pandemic on our tenant’s ability to pay rents in accordance with their contracts. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if we determine that it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2025, 2024 or 2023, respectively. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2025 and 2024, we did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. There were no acquisitions during the years ended December 31, 2025, 2024 or 2023, respectively.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption were accounted for as operating leases. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2025, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 10 - Commitments and Contingencies to our 2025 Financial Statements.
We are the lessee under a land leases which was previously classified as an operating lease prior to adoption of ASC 842 and will continue to be classified as an operating lease under transition elections unless subsequently modified. These lease is reflected on our consolidated balance sheets and the rent expense is reflected on a straight-line basis over the lease term.

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
If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. For properties to be held and used, we estimate the fair value of the property’s asset group by developing a discounted cash flow analysis, which considers factors such as lease up period, expected future operating income, market and other applicable trends, residual value, and discount rate. These assessments have a direct impact on earnings because recording an impairment loss results in an immediate negative adjustment to net earnings. We recorded impairment charges on three properties for $30.6 million and two properties for $112.5 million during the years ended December 31, 2025 and 2024, respectively. For additional information, please see Note 4 — Real Estate Investments to our 2025 Financial Statements.
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies  — “Recently Issued Accounting Pronouncements” to our 2025 Financial Statements for a discussion of recently issued accounting pronouncements.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2025 and 2024. Please see the “Results of Operations” section located on page 33 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results of operations for the year ended December 31, 2024, and year-to-date comparisons between 2024 and 2023.
Leasing Activity and Occupancy
As of December 31, 2025 and 2024, our overall portfolio occupancy was 80.3% and 80.8%, respectively. The following table is a summary of our quarterly leasing activity for the year ended December 31, 2025:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025
Leasing activity:
New and replacement leases:
New and replacement leases commenced	1	6	3	3
Total square feet leased	11,521	72,016	20,308	13,531
Annualized straight-line rent per square foot (1)	$9.5	$40.46	$72.72	$44.71
Weighted-average lease term (years) (2)	0.1	13.9	13.3	4.3

Terminated or Expired Leases:
Number of leases terminated or expired	—	2	3	2
Square feet	—	32,356	24,116	15,359
Annualized straight-line rent per square foot	$—	$34.74	$52.02	$46.89
__________
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Our total portfolio occupancy decreased during the year ended December 31, 2025 to 80.3% from a total portfolio occupancy of 80.8% as of December 31, 2024 from the following:
•Occupancy at 123 William Street decreased to 79.2% as of December 31, 2025, compared to 82.3% as of December 31, 2024.
•Occupancy at 400 E. 67th Street remained the same at 44.3% as of the year ended December 31, 2025 and December 31, 2024.
•Occupancy at our properties located at 196 Orchard Street, 200 Riverside Blvd. and 8713 Fifth Avenue remained the same at 100.0% as of December 31, 2025 and December 31, 2024.
Comparison of Year Ended December 31, 2025 to 2024
As of December 31, 2025, we owned five properties, all of which were acquired prior to January 1, 2025. Our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $21.2 million for the year ended December 31, 2025, as compared to $140.6 million for the year ended December 31, 2024. The following table shows our results of operations for the years ended December 31, 2025 and December 31, 2024 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	$
Revenue from tenants	$43,275	$61,570	$(18,295)

Operating expenses:
Asset and property management fees to related parties	7,281	7,751	(470)
Property operating expenses	27,454	34,185	(6,731)
Impairment of real estate investments	30,558	112,541	(81,983)
Equity-based compensation	364	408	(44)
General and administrative	8,270	9,216	(946)
Depreciation and amortization	12,816	18,408	(5,592)
Total operating expenses	86,743	182,509	(95,766)
Operating loss before gain (loss) on sale of real estate investments	(43,468)	(120,939)	77,471
Gain (loss) on disposal of real estate investments	47,867	(276)	48,143
Operating loss	4,399	(121,215)	125,614
Other income (expenses):
Interest expense	(15,281)	(19,488)	4,207
Interest expense associated with property in receivership	(10,318)	—	(10,318)
Other income	6	112	(106)
Total other expenses	(25,593)	(19,376)	(6,217)
Net loss before income taxes	(21,194)	(140,591)	119,397
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(21,194)	$(140,591)	$119,397
Revenue from Tenants
Revenue from tenants decreased $18.3 million to $43.3 million for the year ended December 31, 2025, compared to $61.6 million for the year ended December 31, 2024, primarily due to the dispositions of our 1140 Avenue of the Americas and 9 Times Square properties during the years ended December 31, 2025 and December 31, 2024, respectively, resulting in a $18.3 million decrease in revenue from tenants.

Asset and Property Management Fees to Related Parties
Fees for asset and property management services to our Advisor and Property Manager were $7.3 million for the year ended December 31, 2025 and $7.8 million for the year ended December 31, 2024, respectively. For additional information on fees incurred from our Advisor and Property Manager, please see Note 11 — Related Party Transactions and Arrangements to our 2025 Financial Statements.
Property Operating Expenses
Property operating expenses decreased by $(6.7) million to $27.5 million for the year ended December 31, 2025, compared to $34.2 million for the year ended December 31, 2024. The decrease in expenses is primarily related to the sale of 9 Times Square during the year ended December 31, 2024.
Impairments of Real Estate Investments
During the year ended December 31, 2025, we recorded an impairment charge of $7.1 million on our 1140 Avenue property. This charge was recognized to reduce the property's carrying value to its estimated fair value.
During the year ended December 31, 2025, we recorded impairment charges totaling $13.1 million, related to our 400 E. 67th Street/200 Riverside Blvd. properties. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the year ended December 31, 2025, we recorded impairment charges totaling $10.3 million, related to our 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the year ended December 31, 2024, we recorded an impairment charges of $86.6 million related to our 9 Times Square property. We recorded impairment charges for this property because we determined that the carrying value exceeded our estimate of the net sale price of the property as of June 30, 2023. This property was sold in December 2024.
In addition, we recorded impairment charges of $25.8 million for the year ended December 31, 2024 on our 400 E. 67th Street property. We determined that the carrying value exceeded the fair market value of the asset as of September 30, 2024.
Gain (loss) on Disposition of Real Estate Investments
During the year ended December 31, 2025, we recorded a gain on disposition of real estate investments of $47.9 million related to our 1140 Avenue of Americas property after the receiver took control of the Property. During the year ended December 31, 2024, we recorded a loss on disposition of real estate investments of $0.3 million related to our 9 Times Square property. See Note 6 — Property Dispositions to our 2025 Financial Statements for further details.
Equity-Based Compensation
Equity-based compensation remained consistent at $0.4 million for the year ended December 31, 2025 from $0.4 million for the year ended December 31, 2024. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses decreased $0.9 million to $8.3 million for the year ended December 31, 2025 compared to $9.2 million for the year ended December 31, 2024. The decrease in expenses is primarily related to the consensual foreclosure of 1140 Avenue of the Americas during the year ended December 31, 2025.
Pursuant to the Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to an annual limit. During the years ended December 31, 2025 and 2024 the annual limits on reimbursement for administrative and overhead expenses on and for salaries, wages, and benefit were reached. See Note 11 — Related Party Transactions and Arrangements to our 2025 Financial Statements for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased $5.6 million to $12.8 million for the year ended December 31, 2025, compared to $18.4 million for the year ended December 31, 2024. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the disposals of our 1140 Avenue of the Americas and 9 Times Square properties in the third quarter of 2025 and fourth quarter of 2024, respectively. For more information, please see our 2024 Annual Report. There have been no new property acquisitions since January 1, 2023 that would increase the depreciable base during the periods presented.

Interest Expense
Interest expense decreased $4.2 million to $15.3 million for the year ended December 31, 2025 compared to $19.5 million for the year ended December 31, 2024. The decrease in interest expense can primarily be attributed to the interest expense related to the 1140 Avenue of the Americas property in court appointed receivership. During the year ended December 31, 2025 and 2024, our weighted-average outstanding debt balance was $251.0 million and $350.0 million, respectively, with a weighted-average effective interest rate of 4.56% in each period.
Interest Expense Associated with Property in Receivership
Interest expense increased to $10.3 million for the year ended December 31, 2025 as compared to $0.0 for the year ended December 31, 2024. The increase in interest expense associated with property in receivership is due to the court appointment of a receiver for 1140 Avenue of Americas.
Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash used in operations from our net loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Cash flows from operating activities:
Net loss	$(21,194)	$(140,591)	$119,397
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,816	18,408	$(5,592)
Amortization of deferred financing costs	1,181	1,182	$(1)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(300)	(476)	$176
Equity-based compensation	364	408	$(44)
Common stock issued to the Advisor in connection with Advisor related fees	—	1,610	$(1,610)
(Gain)/loss on dispositions of real estate	(47,867)	276	$(48,143)
Impairments of real estate investments	30,558	112,541	$(81,983)
Changes in assets and liabilities:
Straight-line rent receivable	(606)	869	$(1,475)
Straight-line rent payable	(188)	109	$(297)
Prepaid expenses, other assets and deferred costs	1,730	238	$1,492
Accounts payable, accrued expenses and other liabilities	15,557	2,369	$13,188
Deferred revenue	196	(942)	$1,138
Net cash used in operating activities	(7,753)	(3,999)	(3,754)
The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Cash Flows from Investing Activities
The following table presents our net cash provided by (used in) investing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Cash flows from investing activities:
Reduction of cash from disposal of assets	—	—	—
Capital expenditures	(757)	(1,291)	534
Net proceeds from sale of real estate investments	—	61,148	(61,148)
Reduction of cash from derecognition of assets	(3,028)	—	(3,028)
Net cash provided by (used in) investing activities	(3,785)	59,857	(63,642)

Cash Flows from Financing Activities
The following table presents our net cash (used in) provided by financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	650	725	(75)
Repayments of notes payable to related parties	—	(725)	725
Payment of mortgage note payable	—	(49,500)	49,500
Repurchases of common stock	—	(231)	231
Net cash provided by (used in) financing activities	650	(49,731)	50,381

Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties and our debt service obligations. We expect to fund these cash demands in the short term through a combination of current cash on hand, net cash provided by our property operations and net cash provided by potential property dispositions. However, there remains significant uncertainty regarding our longer-term liquidity position if market conditions do not improve, or if we are unable to execute on planned liquidity initiatives, in which case we may face challenges in meeting future obligations, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 2 — Going Concern to our 2025 Financial Statements.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2025, we had cash and cash equivalents of $1.3 million as compared to $9.8 million as of December 31, 2024. Under certain covenants of our mortgage loans, we are required to maintain a minimum net worth in excess of $100.0 million and minimum liquid assets (i.e., cash, cash equivalents and restricted cash) of $5.0 million, which totaled $8.0 million as of December 31, 2025.
We had restricted cash of $6.8 million as of December 31, 2025 as compared to $9.2 million as of December 31, 2024, respectively. Our restricted cash balance includes a cash sweep for 400 E. 67th Street for $3.7 million and $4.2 million, as of December 31, 2025 and December 31, 2024, respectively, and the remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures.

Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas, 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties (while the cash trap events were active - see below), to fund operating expenses at our other properties and other capital requirements during the year ended December 31, 2025.
As of December 31, 2025, we are operating under three cash traps at 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue, which together, represent 19% of the rentable square feet in our portfolio as of December 31, 2025. However, our 8713 Fifth Avenue property has not generated excess cash after debt service and as of December 31, 2025 there is no related cash maintained in a segregated and restricted cash account for that property. Additionally, as of December 31, 2025, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our consolidated balance sheet. As of December 31, 2025, we had $3.7 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. properties. For additional information please see Note 5 — Mortgage Notes Payable to our 2025 Financial Statements.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $251.0 million less cash and cash equivalents of $1.3 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $445.2 million plus our accumulated depreciation and amortization of $80.6 million. As of December 31, 2025, our net debt was $249.7 million, our gross asset value was $525.7 million and our leverage was 47.5%.
As of December 31, 2025, our gross borrowings totaled $251.0 million, which bore interest at a weighted-average annual rate of 4.56% (excluding default interest) and had a weighted-average maturity of 1.5 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
Additionally, on December 18, 2024, our wholly-owned subsidiary, ARCNYC570SEVENTH, LLC, consummated the sale of 9 Times Square to 9 Times Square Acquisitions, LLC, pursuant to that certain purchase and sale agreement, dated August 1, 2024, as amended on November 19, 2024. The 9 Times Square property was sold for a gross purchase price of $63.5 million.
Mortgage Notes Payable
We had four mortgage loans secured by our five properties with an aggregate balance of $251.0 million as of December 31, 2025 with a weighted-average effective interest rate of 4.56% (excluding default interest). All our mortgage loans bear interest at a fixed rate. This excludes our 1140 Avenue of the Americas property, which is in a consensual foreclosure process.
Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 21 quarters ended December 31, 2025. The principal amount of the loan was $99.0 million as of December 31, 2025. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the consolidated balance sheet as of December 31, 2025. See Note 6 — Property Dispositions to our 2025 Financial Statements.
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

On June 27, 2025, the trustee appointed to act on behalf of the lenders filed a complaint with the Supreme Court of the State of New York in the County of New York (the “New York County Court”), naming the OP and our subsidiary borrower under such loan agreement as defendants, requesting the New York County Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property. On July 21, 2025, the trustee filed a motion with the New York County Court to appoint a receiver with respect to the property. On August 6, 2025, we filed our answer to such complaint, which admitted in part, denied in part the material allegations and stated that we have insufficient knowledge and information upon which to form a belief as to whether we have, as of yet, unstated affirmative defenses available. Notwithstanding the OP being named as defendant in the complaint, the complaint does not allege events giving rise to a recourse obligation by the OP under the guaranty agreement related to the loan agreement, and we do not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
In September 2025, we agreed with the lender to pursue a consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and we ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, we removed our related assets and liabilities from the consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025.
We also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in our consolidated balance sheet as of December 31, 2025. This contract asset represents our right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed.
In addition, the 1140 Avenue of the Americas property includes a ground lease agreement, for more information on the ground lease please see Note 10 — Commitments and Contingencies. Upon disposition of the 1140 Avenue of the Americas property, we removed the related ROU asset and lease liability from the condensed consolidated balance sheet.
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 21 quarters ended December 31, 2025. The principal amount for the loan was $10.0 million as of December 31, 2025. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred and thus no cash has ever been trapped related to this property.
Additionally, in the event that the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. We have remained in breach for two consecutive quarters as of December 31, 2025, although, the lender has not exercised their right to replace the current manager.
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2025, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of December 31, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, or (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of December 31, 2025 and December 31, 2024, we had $3.7 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on our consolidated balance sheet.

On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which we believed were without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to us, currently totaling $3.3 million. On June 10, 2025, the lender sent a second notice to us alleging defaults under such loan agreement as a result of (i) our failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) our failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Annual Report on Form 10-K, we have not responded to the second default notice. Further, we incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
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
On January 21, 2026, the trustee appointed to act on behalf of the lenders filed a complaint with the New York County Court, naming the OP and our subsidiary borrowers under such loan agreement as defendants, requesting the New York County Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property.
March 16, 2026, we filed our answer to such complaint, which admitted in part and denied in part the material allegations and asserted certain affirmative defenses. While the OP is named as a defendant in the complaint and the complaint alleges facts that under certain circumstances could give rise to limited recourse obligation by the OP under the guaranty agreement related to the loan agreement, we do not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
Other Debt Covenants
Except as described herein, we were in compliance with the remaining covenants under our other mortgage notes payable as of December 31, 2025 and, continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
The loan agreements for 123 William Street, 8713 Fifth Avenue and 196 Orchard do not contain cross-default provisions such that the default matters related to 1140 Avenue of the Americas or 400 E. 67th Street/200 Riverside Blvd., and the acceleration of the outstanding obligation under the loan agreement related to the 1140 Avenue of the Americas or the 400 E. 67th/200 Riverside Blvd. properties, is not expected to have an impact on those properties under such loan agreements.
Assets Held For Sale
During the quarter ended September 30, 2024 we entered into a definitive purchase and sale agreement to sell our 9 Times Square property for a contract sales price of $63.5 million. On December 18, 2024, we sold the property for $63.5 million and realized net proceeds of $10.7 million.
Related Party Payments Made with Common Stock Issuances in Lieu of Cash
During the year ended December 31, 2025, there were no related party payments made with common stock issuances in lieu of cash. During the year ended December 31, 2024, we were able to preserve cash through an arrangement with our Advisor. Pursuant to the Advisory Agreement, the Advisor has the option to elect to receive shares of our common stock in lieu of cash for the asset management, property management, and administrative services it provides us with. For the months described below, the Company paid related party fees in shares in lieu of cash. For more information see Note 11 — Related Party Transactions and Arrangements to our 2025 Financial Statements for further details.
A summary of amounts invested by the Advisor during the years ended December 31, 2025 and 2024 is as follows:

Period of Issuance	Recipient	Shares Issued	Issued Share Price
March 2024	The Advisor	70,607	$7.54
April 2024	The Advisor	68,308	$6.58
April 2024	The Advisor	22,857	$6.58
May 2024	The Advisor	83,543	$5.72
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
Leasing Activity and Occupancy
We had a decrease in occupancy level to 80.3% across our portfolio as of December 31, 2025, as compared to 80.8% as of December 31, 2024. The changes in occupancy were as follows:
•Occupancy at 123 William Street decreased to 79.2% as of December 31, 2025 compared to 82.3% as of December 31, 2024. The decrease in occupancy was due to a lease expiration during the year ended December 31, 2025.
•Occupancy at 400 E. 67th Street remained flat at 44.3% as of December 31, 2025 and December 31, 2024.
•Occupancy at our properties located at 196 Orchard Street, 200 Riverside Blvd. and 8713 Fifth Avenue remained the same at 100.0% as of December 31, 2025 and December 31, 2024.
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
Capital Expenditures
For the years ended December 31, 2025 and 2024 we funded an aggregate of $0.8 million and $1.3 million, respectively, of capital expenditures primarily related to tenant improvements at certain of our properties.
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
We funded our capital expenditures during the year ended December 31, 2025 with (i) cash on hand, which included proceeds from previous financings, and (ii) cash retained from the Advisor either from (a) deferring payment of related-party management fees to the Advisor as needed or (b) providing a bridge loan when necessary.

Acquisitions and Dispositions
We had no acquisitions during the year ended December 31, 2025. During the year ended December 31, 2025, we lost our economic interest and control therefore disposed of our 1140 Avenue of the Americas property. In September 2025, we and the lender pursued a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and we ceased managing the property. In connection with this, we removed its related assets and liabilities from the consolidated balance sheet effective September 11, 2025, the date the New York County Court appointed receiver took control of the property (excluding accounts payable and accrued expenses totaling approximately $2.0 million, retained by us), and recognized a gain of $47.9 million that is reflected in the consolidated statements of operations for the year ended December 31, 2025.
We also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents our right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed.
In addition, the 1140 Avenue of the Americas property includes a ground lease agreement, for more information on the ground lease please see Note 10 — Commitments and Contingencies. Upon disposition of the 1140 Avenue of the Americas property, we removed the related ROU asset and lease liability from the consolidated balance sheet.
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
There were no acquisitions or dispositions of properties subsequent to December 31, 2025 and prior to filing of this Annual Report on Form 10-K.
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

The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net loss for the years ended December 31, 2025 and 2024:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(21,194)	$(140,591)
Interest expense	15,281	19,488
Interest expense associated with property in receivership	10,318	—
Tax expense (benefit)	—	—
Depreciation and amortization	12,816	18,408
EBITDA	17,221	(102,695)
Impairment of real estate investments	30,558	112,541
(Gain) loss on disposition of real estate investments (1)	(47,867)	276
Equity-based compensation	364	408
Other income	(6)	(112)
Management fees paid in common stock to the Advisor in lieu of cash	—	1,610
Adjusted EBITDA	$270	$12,028
__________
(1)During the year ended December 31, 2025 the Company recognized a gain of $47.9 million related to the disposition of 1140 Avenue of the Americas. During the year ended December 31, 2024, the Company recognized a loss of $0.3 million related to the disposition of 9 Times Square.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2025, the increase to the twelve-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.7%. To help mitigate the adverse impact of inflation, approximately 70.4% of our leases with our tenants contain rent escalation provisions which the cash rent that is due over time by an average cumulative increase of 1.6% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of December 31, 2024, approximately 70.4%, based on straight-line rent, are fixed-rate and 29.6% do not contain any escalation provisions.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2025, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $251.0 million and a fair value of $224.3 million. As of December 31, 2024, our debt consisted of fixed-rate or swapped to fixed-rate secured mortgage notes payable with an aggregate carrying value of $350.0 million and a fair value of $287.5 million. Changes in market interest rates have no impact on interest expense incurred on the notes net of related swap payments or receipts.
However, changes in market interest rates would have an impact on the fair value of our related mortgage notes net of the impact on the related interest rate swap. For instance, if interest rates rise 100 basis points and our net fixed rate debt balance remains constant, we expect the fair value of our net obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our net fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2025 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our net fixed-rate debt by $1.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our net fixed-rate debt by $5.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2025 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On October 16, 2025, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm, effective immediately. The decision to change our independent registered public accounting firm was the result of a competitive bid process, as well as a focus on streamlining our cost structure and reducing general and administrative expenses.
PwC served as our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2024. PwC’s audit reports on the consolidated financial statements for those periods did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an emphasis‑of‑matter paragraph regarding significant liquidity constraints included in PwC’s audit report for the fiscal year ended December 31, 2024.
During the two fiscal years ended December 31, 2024 and the subsequent interim period through October 16, 2025, there were no (i) disagreements, as defined in Item 304(a)(1)(iv) of Regulation S‑K, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to such matters in its reports. During that same period, there were also no reportable events that would require disclosure, as described in Item 304(a)(1)(v) of Regulation S‑K.
Following the completion of the competitive bid process, on October 16, 2025, the Audit Committee appointed CBIZ CPAs P.C. (“CBIZ CPAs”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025, including the review of interim unaudited financial statements and related disclosures included in the Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2025, subject to CBIZ CPAs’ completion of customary client acceptance procedures and execution of an engagement letter.
During the two fiscal years ended December 31, 2024 and the subsequent interim period through the appointment of CBIZ CPAs, neither the registrant nor anyone acting on its behalf consulted CBIZ CPAs regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements, and no written report or oral advice was provided to the Company by BIZ CPAs that CBIZ CPAs concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, nor (ii) any matter that was the subject of a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S‑K, respectively.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, due to material weaknesses in internal controls described below.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria as a result of the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2025, management identified material weaknesses in internal control over financial reporting related to:
•A lack of segregation of duties over journal entry preparation, posting, and approval, and the absence of a standardized, documented independent review and approval process of journal entries following the end of each quarterly period to allow for a detailed review of accounting transaction that would identify errors in a timely manner.
•Internal control over financial reporting where evidence of the sufficiency of managements review controls could not be determined including the objectives, review procedures, precision/thresholds, timing, and evidence of performance, which were not sufficiently defined or retained.
•Internal control over the safeguarding, segregation, and financial reporting of tenant security deposits.
Management is in the process of evaluating and implementing remediation measures to address the identified material weaknesses. However, the material weaknesses will not be considered remediated until these controls have been designed, implemented, and operating effectively for a sufficient period of time.

Management intends to take the following actions in order to remediate the aforementioned identified material weaknesses in internal controls:
•Management is evaluating its ability to update the current accounting software to enable a dual action control over system journal entries. The proposed functionality would require two separate individuals for each journal entry made within the system. There would be clear segregation of duties for the creator and poster of the entry. Additionally, management plans to design and implement a new quarterly control that will ensure all period journal entries are reviewed in a timely manner in order to identify errors.
•Management plans to review its current controls over financial reporting to ensure each control is addressing the weaknesses identified. Management will design and implement new controls to resolve any areas of financial reporting that do not provide proper assurance.
•Management will design and implement additional controls to ensure cash security deposits received from tenants are properly identified and held in a segregated account in accordance with local laws. Additionally, for items identified, Management will transfer the required security deposit amounts into established segregated accounts.
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
Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
The following financial statement schedule is included herein at page F-43 of this Annual Report on Form 10-K:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The exhibits below are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K). References in the exhibits below to American Realty Capital New York City REIT, Inc. reflect exhibits dated prior to our name change to New York City REIT, Inc. effective March 13, 2019 and references in the exhibits below to New York City REIT, Inc. reflect exhibits dated prior to our name change to American Strategic Investment Co. effective January 19, 2023.

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

10.30 (19)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and Edward M. Weil, Jr.
10.31 (19)	Charter Ownership Limit Waiver Agreement, dated February 4, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.32 (19)	Rights Plan Waiver Agreement, dated February 4, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.33 (20)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and New York City Advisors, LLC
10.34 (20)	First Amendment to Ownership Limit Waiver Agreement, dated August 10, 2022, by and between New York City REIT, Inc. and Bellevue Capital Partners, LLC
10.35 (20)	First Amendment to Waiver Agreement, dated August 10, 2022, by and among New York City REIT, Inc., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.36 (22)	Second Amendment to Waiver Agreement, dated January 23, 2023, by and among American Strategic Investment Co., Bellevue Capital Partners, LLC and New York City Advisors, LLC
10.37(25)	Second Amendment to Second Amended and Restated Advisory Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
10.38(25)	Third Amendment to Property Management and Lease Agreement, dated March 29, 2024, by and among American Strategic Investment Co., New York City Operating Partnership, L.P. and New York City Advisors, LLC
14.1 (5)	Amended and Restated Code of Business Conduct and Ethics of New York City REIT, Inc.
19.1*	Insider Trading Policy
21.1 *	List of Subsidiaries of New York City REIT, Inc.
23.1 *	Consent of CBIZ CPAs P.C.
23.2 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97 (27)	Compensation Clawback Policy
99.1 (18)	Certificate of Notice of New York City REIT, Inc. filed with the State Department of Assessments and Taxation of Maryland on February 26, 2021
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2026.

AMERICAN STRATEGIC INVESTMENT CO.
By:	/s/ NICHOLAS S. SCHORSCH, JR.
NICHOLAS S. SCHORSCH, JR.
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch, Jr.	Chief Executive Officer (Principal Executive Officer)	April 15, 2026
Nicholas S. Schorsch, Jr.

/s/ Michael LeSanto	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2026
Michael LeSanto

/s/ Edward M. Weil Jr.	Director and Chairman	April 15, 2026
Edward M. Weil Jr.

/s/ Louis P. DiPalma	Independent Director and Audit Committee Chair	April 15, 2026
Louis P. DiPalma

/s/ Elizabeth K. Tuppeny	Lead Independent Director and Nominating and Corporate Governance Committee Chair	April 15, 2026
Elizabeth K. Tuppeny

/s/ Nicholas Radesca	Independent Director and Compensation Committee Chair	April 15, 2026
Nicholas Radesca

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
American Strategic Investment Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Strategic Investment Co. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2025 and the related notes and schedule listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Investments - Impairments of real estate investments – Refer to Note 4 of the Financial Statements

Critical Audit Matter Description

Rental property held and used by the Company is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets.

Report of Independent Registered Public Accounting Firm
Given the Company’s cash flow estimates used for determining recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, and capitalization rates, and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future cash flow analysis, fair value assessments, and the assessment of expected remaining holding period included the following, among others:

•We evaluated the future cash flow projections, including estimates of net operating income, capitalization rates, discount rates, and estimated holding periods for certain rental property assets with impairment indicators by performing the following, where applicable:
◦Obtained an understanding of managements process to assess its real estate investments for indications of impairment, including its process for determining the estimated future undiscounted cash flows and for the development of fair value used in its impairment assessment.
◦We evaluated management’s cash flow projections by comparing them to the Company’s historical results and considered the impact of in place and projected leasing activity based on market leasing data assumptions.
◦We evaluated capitalization rates, discount rates and other unobservable cash flow model inputs, as applicable, by comparing them to external market sources.
◦We evaluated managements’ estimated holding periods used in undiscounted cash flow models by evaluating managements’ intent and ability to hold assets over the periods used in recoverability tests.
◦We tested the mathematical accuracy of the undiscounted future cash flows analysis and fair value models.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY
April 15, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Strategic Investment Co.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of American Strategic Investment Co. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the two years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 5 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2024 annual report on Form 10-K, the Company faces significant liquidity constraints due to a combination of factors, including sustained declines in rental income, constrained cash flow from operations and ongoing debt service obligations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 5 (not presented herein).

/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 2025

We served as the Company's auditor from 2019 to 2024.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Real estate investments, at cost:
Land	$114,099	$129,517
Buildings and improvements	268,474	341,314
Acquired intangible assets	5,389	19,063
Total real estate investments, at cost	387,962	489,894
Less accumulated depreciation and amortization	(80,579)	(91,135)
Total real estate investments, net	307,383	398,759
Cash and cash equivalents	1,297	9,776
Restricted cash	6,750	9,159
Contract asset	108,648	—
Operating lease right-of-use asset	—	54,514
Prepaid expenses and other assets	3,169	5,233
Straight-line rent receivable	15,421	23,060
Deferred leasing costs, net	2,492	6,565
Total assets	$445,160	$507,066

LIABILITIES AND EQUITY
Mortgage notes payable, net	$249,565	$347,384
Debt associated with property in receivership	99,000	—
Accrued interest associated with property in receivership	9,648	—
Accounts payable, accrued expenses and other liabilities (including amounts due to/(from) related parties of $(280) and $317 at December 31, 2025 and 2024, respectively)	18,739	15,302
Note payable to related parties	650	—
Operating lease liability	—	54,592
Below-market lease liabilities, net	708	1,161
Deferred revenue	2,094	3,041
Total liabilities	$380,404	$421,480

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,692,941 and 2,634,355 shares issued and outstanding as of December 31, 2025 and 2024, respectively	27	27
Additional paid-in capital	731,793	731,429
Accumulated other comprehensive income	—	—
Distributions in excess of accumulated earnings	(667,064)	(645,870)
Total stockholders’ equity	64,756	85,586
Total liabilities and equity	$445,160	$507,066

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue from tenants	$43,275	$61,570	$62,710

Operating expenses:
Asset and property management fees to related parties	7,281	7,751	7,680
Property operating	27,454	34,185	33,797
Impairment of real estate investments	30,558	112,541	66,565
Equity-based compensation	364	408	5,863
General and administrative	8,270	9,216	9,375
Depreciation and amortization	12,816	18,408	26,532
Total operating expenses	86,743	182,509	149,812
Operating loss before gain (loss) on disposition of real estate investments	(43,468)	(120,939)	(87,102)
Gain (loss) on disposal of real estate investments	47,867	(276)	—
Operating gain (loss)	4,399	(121,215)	(87,102)
Other income (expenses):
Interest expense	(15,281)	(19,488)	(18,858)
Interest expense associated with property in receivership	(10,318)	—	—
Other income	6	112	36
Total other expenses	(25,593)	(19,376)	(18,822)
Net loss before income taxes	(21,194)	(140,591)	(105,924)
Income tax expense	—	—	—
Net loss and Net loss attributable to common shareholders	$(21,194)	$(140,591)	$(105,924)

Other comprehensive loss:
Change in unrealized gain/(loss) on derivative	—	(406)	(1,231)
Comprehensive loss	$(21,194)	$(140,997)	$(107,155)

Weighted average common shares outstanding — Basic and Diluted (1)	2,546,562	2,487,827	2,226,721
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(8.32)	$(56.51)	$(47.57)
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (See Note 1).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	1,886,298	$19	$698,761	$1,637	$(399,355)	$301,062	$20,514	$321,576
Common stock issued related to Rights Offering	386,100	4	4,055	—	—	4,059	—	4,059
Common stock issued to the Advisor in connection with management fees (see Note 9)	31,407	—	485	—	—	485	—	485
Redemption of fractional shares of common stock	(1,948)	—	(24)	—	—	(24)	—	(24)
Equity-based compensation	33,444	—	577	—	—	577	5,286	5,863
Common stock shares withheld upon vesting of restricted stock	(961)	—	(10)	—	—	(10)	—	(10)
Net loss	—	—	—	—	(105,924)	(105,924)	—	(105,924)
Other comprehensive loss	—	—	—	(1,231)	—	(1,231)	—	(1,231)
Forfeiture of 2020 LTIP Units	—	—	25,800	—	—	25,800	(25,800)	—
Balance, December 31, 2023	2,334,340	23	729,644	406	(505,279)	224,794	—	224,794
Common stock issued to the Advisor in connection with management fees (see Note 9)	245,315	2	1,608	—	—	1,610	—	1,610
Common stock repurchases and cancellations	(26,625)	—	(231)	—	—	(231)	—	(231)
Equity-based compensation	84,757	2	408	—	—	410	—	410
Common stock shares withheld upon vesting of restricted stock	(3,432)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(140,591)	(140,591)	—	(140,591)
Other comprehensive loss	—	—	—	(406)	—	(406)	—	(406)
Balance, December 31, 2024	2,634,355	27	731,429	—	(645,870)	85,586	—	85,586
Equity-based compensation	63,425	—	364	—	—	364	—	364
Common stock shares withheld upon vesting of restricted stock	(4,839)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(21,194)	(21,194)	—	(21,194)
Balance, December 31, 2025	2,692,941	27	731,793	—	(667,064)	64,756	—	64,756
__________
(1)Retroactively adjusted for the effects of the Reverse Stock Split (See Note 1).
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(21,194)	$(140,591)	$(105,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,816	18,408	26,532
Amortization of deferred financing costs	1,181	1,182	1,543
Accretion of below- and amortization of above-market lease liabilities and assets, net	(300)	(476)	(70)
Equity-based compensation	364	408	5,863
Common stock issued to the Advisor in connection with Advisor related fees	—	1,610	485
(Gain)/loss on dispositions of real estate	(47,867)	276	—
Impairments of real estate investments	30,558	112,541	66,565
Changes in assets and liabilities:
Straight-line rent receivable	(606)	869	(1,635)
Straight-line rent payable	(188)	109	109
Prepaid expenses, other assets and deferred costs	1,730	238	(1,516)
Accounts payable, accrued expenses and other liabilities	15,557	2,369	871
Deferred revenue	196	(942)	(228)
Net cash used in operating activities	(7,753)	(3,999)	(7,405)
Cash flows from investing activities:
Capital expenditures	(757)	(1,291)	(4,059)
Net proceeds from sale of real estate investments	—	61,148	4,130
Reduction of cash from derecognition of assets	(3,028)	—	—
Net cash provided by (used in) investing activities	(3,785)	59,857	71
Cash flows from financing activities:
Proceeds from notes payable to related parties	650	725	—
Repayments of notes payable to related parties	—	(725)	—
Payment of mortgage note payable	—	(49,500)	—
Proceeds from Rights Offering, net (see Note 9)	—	—	4,059
Redemption of fractional shares of common stock and restricted shares	—	—	(24)
Common stock shares withheld upon vesting of restricted shares	—	—	(10)
Repurchases of common stock	—	(231)	—
Net cash provided by (used in) financing activities	650	(49,731)	4,025
Net change in cash, cash equivalents and restricted cash	(10,888)	6,127	(3,309)
Cash, cash equivalents and restricted cash, beginning of period	18,935	12,808	16,117
Cash, cash equivalents and restricted cash, end of period	$8,047	$18,935	$12,808

Cash and cash equivalents	$1,297	$9,776	$5,292
Restricted cash	6,750	9,159	7,516
Cash, cash equivalents and restricted cash, end of period	$8,047	$18,935	$12,808

Supplemental Disclosures:
Cash paid for interest	$11,082	$18,467	$17,277
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities:
Common stock issued to the Advisor in connection with management fees (see Note 9)	—	1,610	485
Net change in accrued capital expenditures for the period	—	(42)	(683)
Contract asset	(108,648)	—	—
Debt associated with property in receivership	99,000	—	—
Accrued interest associated with property in receivership	9,648	—	—
Derecognition of property in receivership	57,462	—	—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 1 — Organization
American Strategic Investment Co. (formerly known as New York City REIT, Inc.) (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. From the third quarter of 2021 until the termination of its agreement with the Company in November 2023, the Company operated Innovate NYC, a co-working company that offered move-in ready office and meeting space on bespoke terms to clients, at one property. As of December 31, 2025, the Company owned five properties consisting of 0.7 million rentable square feet, which rentable square footage figure excludes one property, 1140 Avenue of Americas, which is in a consensual foreclosure process. The Company’s square footage and occupancy statistics included within are unaudited.
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
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries. The Company’s advisor, New York City Advisors, LLC (the “Advisor”), manages the Company’s day-to-day business with the assistance of the Company’s property manager, New York City Properties, LLC (the “Property Manager”). The Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services. Please see Note 11 — Related Party Transactions and Arrangements for additional information on the Company’s Advisor and affiliates of the Advisor, including ownership percentages
Note 2 — Going Concern
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
For the year ended December 31, 2025, the Company continued to incur recurring losses from operations and negative operating cash flows of $(7.8) million. As of December 31, 2025, the Company had unrestricted cash of $1.3 million and restricted cash of $6.8 million, and current liabilities exceeded current assets. The Company experienced events of default and acceleration on loans encumbering two of the Company’s properties (see Note 5 — Mortgage Notes Payable, Net). In the third quarter of 2025, the Company completed a cooperative consensual foreclosure of its 1140 Avenue of the Americas, resulting in the removal of the related assets and liabilities, including $99.0 million in non-recourse debt, from the consolidated balance sheet and recognizing a gain of $47.9 million. The Company’s non-recourse mortgage secured by 123 William Street, with an outstanding principal balance of approximately $140.0 million, matures within one year of the date of issuance of these financial statements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the December 31, 2025 financial statements.
Management’s plans to address these conditions include paying related party fees in shares rather than cash, pursuing the refinancing or disposition of the 123 William Street property, and pursuing orderly resolution of the debt matters affecting other properties. The Advisor has indicated a willingness to lend funds to the Company for liquidity requirements as needed. Notwithstanding these plans, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the years ended December 31, 2025 and December 31, 2024 and no new COVID-19 deferral or abatement agreements were entered into. As of December 31, 2025 and December 31, 2024 the occupancy and operating results at (i) 8713 Fifth Avenue and (ii) 400 E. 67th Street/200 Riverside Blvd. have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In the Company’s 400 E. 67th Street property, one major tenant's lease expired and we subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month leases ended. In addition at the Company’s 400 E. 67th Street property, another major tenant paid through the end of their lease, which was September 2025; however, they moved out of the space in the third quarter of 2024. See Note 5 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of December 31, 2025.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2025, these leases had a weighted-average remaining lease term of 6.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company reports combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant the Company has reflected them on a net basis.
The following table presents future base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Base Rent Payments
2026	$26,763
2027	24,182
2028	20,411
2029	19,728
2030	18,344
Thereafter	78,948
Total	$188,376
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor under the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2025, 2024 and 2023, approximately $0.0 million, $0.1 million and $0.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The Company records uncollectible amounts as reductions in revenue from tenants. Some of these reductions may relate to tenants that terminated their leases early or relate to leases that had not been paying rent and were placed on a cash basis. During the year ended December 31, 2025 and 2024, there were $0.8 million and $0.8 million, respectively, in uncollectible amounts recorded as reductions in revenue from tenants. There were no such reductions recorded for the year ended 2023. During the years ended 2025 and 2024, no rental income was received from any of the tenants that were previously placed on a cash basis.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2025, 2024 or 2023. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2025 and 2024, the Company did not have any properties held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above and below market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the identifiable assets based on their relative fair values. There were no acquisitions during the years ended December 31, 2025, 2024 and 2023.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Accounting for Leases
Lessor Accounting
Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. For the three year period ended December 31, 2025, the Company did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 10 — Commitments and Contingencies.
We are the lessee under a land lease which was previously classified as an operating lease prior to adoption of ASC 842 and will continue to be classified as an operating lease under transition elections unless subsequently modified. The Company is the lessee under a long-term ground lease classified as an operating lease. The Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The base IBR is estimated utilizing observable mortgage and corporate bond rates, which are then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for the lease. The property that we were under a land lease for entered into receivership in September (see Note 6 -Property Dispositions for additional information).
The right of use asset and lease liability are presented as “Operating lease right-of-use asset” and “Operating lease liability”, on the consolidated balance sheet as of December 31, 2025 and 2024, respectively. The lease liability and right of use asset are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

expenses” on the consolidated statements of operations. The property that we were under a land lease for entered into receivership in September (see Note 6 -Property Dispositions for additional information).
Gain and Losses on Dispositions of Real Estate Investments
Gains and losses on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2025 and 2024, the Company had cash and cash equivalents and restricted cash of $8.0 million and $18.9 million, of which $7.2 million and $18.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Restricted Cash
Restricted cash primarily consists of real estate taxes, structural, leasing commissions, free rent reserve, insurance reserves, tenant security deposits and cash held in cash management accounts due to certain breaches of debt covenants (see Note 5 — Mortgage Notes Payable, Net for additional information).
Deferred Financing and Leasing Costs, net
Deferred leasing costs, net consist primarily of lease commissions and professional fees incurred, and are deferred and amortized to depreciation and amortization expense over the term of the related lease.
Deferred financing costs relating to the mortgage notes payable (see Note 5 — Mortgage Notes Payable, Net) are reflected net of the related financing on our balance sheet. Deferred financing costs associated with the mortgage notes payable represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized as additional interest expense over the term of the financing agreement. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
For additional details related to the Company’s income taxes, see Note 14 — Income Taxes.
Per Share Data
Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive instruments outstanding during such period. See Note 15 — Net Loss Per Share for additional information.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Recently Issued Accounting Pronouncements
Adopted as of December 31, 2025:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company has adopted the new guidance in its Annual Report on Form 10-K for the year ended December 31, 2025, with prospective application. Adoption of the guidance did not have a material impact on its consolidated financial statements.
Not yet Adopted as of December 31, 2025:
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
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three year period ended December 31, 2025, 2024 and 2023.
During the year ended December 31, 2025, the Company lost its economic interest and control therefore disposed of its 1140 Avenue of the Americas property, which resulted in a gain of $47.9 million (see Note 6 -Property Dispositions for additional information). During the year ended December 31, 2024 the Company disposed of its property located at 9 Times Square for a contract sales price of $63.5 million, which resulted in a loss of $0.3 million, related to closing costs incurred at the time of the close. The Company recognized impairment charges related to the property prior to the sale as described further below. During the year ended December 31, 2023, the Company disposed of its property located at 421 W. 54th Street - Hit Factory for a contract sales price of $4.5 million, which did not result in a gain or loss on sale as a result of impairment charges recorded during the year ended December 31, 2023 (details below). The property had been vacant since the quarter ended June 30, 2018.
Assets Held for Use
When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities affecting the Company’s intent or ability to hold the property. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company records an impairment charge to write the asset down to its fair value. The Company impaired properties during the years ended December 31, 2025 and 2024 under the held and used model. Refer to the discussion below for further details.
Impairments and dispositions of real estate investments
The Company has recorded impairment charges on three of its properties in the year ended December 31, 2025, two in the years ended December 31, 2024 and 2023.
400 E. 67th Street/ 200 Riverside Blvd.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The Company recorded an impairment charge of $13.1 million on its 400 E. 67th Street/200 Riverside Blvd. properties during the year ended December 31, 2025. The impairment charge, incurred during the quarter ended June 30, 2025, was recorded because the carrying value exceeded the estimated sale price of the asset. The Company’s significant assumptions utilized to determine the fair value of the 400 E 67th Street property was a terminal capitalization rate of 7.0% and discount rate of 8.5%. The Company’s significant assumptions utilized to determine the fair value of the 200 Riverside Blvd. property was a capitalization rate of 6.3%.
The Company recorded an impairment charge of $25.8 million for the year ended December 31, 2024 on its 400 E. 67th Street property. The impairment was triggered as a result of leasing activity at the property.
1140 Avenue of the Americas
The Company recorded an impairment charge of $7.1 million on its 1140 Avenue of the Americas property during the year ended December 31, 2025. This charge was recognized to reduce the property's carrying value to its estimated fair value. The Company’s significant assumptions utilized to determine the fair value of the property was a terminal capitalization rate of 7.0% and discount rate of 8.5%. In September 2025, a the New York County Court appointed receiver took control of our property at 1140 Avenue of the Americas and the Company derecognized the property from its consolidated balance, see Note 6 - Property Dispositions.
The Company recorded an impairment charge of $66.1 million during the year ended December 31, 2023 for its 1140 Avenue of the Americas property. At December 31, 2023, the Company determined that it was more likely than not that the Company would be unable to extend or refinance the secured mortgage note encumbering the property and the property could be sold or otherwise disposed of before the end of its previously estimated useful life. Accordingly, for purposes of assessing recoverability, the Company considered the period through debt maturity in July 2026 to be the period which it had both intent and ability to hold the property. After estimating the projected future cash flows from the property through the term of the mortgage through debt maturity, the Company determined that the estimated future cash flows did not recover the carrying value of the property. Accordingly, the Company recorded an impairment charge using an internal discounted cash flow model to reduce the value of the property to its current fair value. The Company’s significant assumptions utilized to determine the fair value of the property was a terminal capitalization rate of 6.0% and discount rate of 8.0%.
196 Orchard Street
The Company recorded impairment charges totaling $10.3 million for its property located at 196 Orchard Street the year ended December 31, 2025. The impairment charge incurred during the quarter ended June 30, 2025, was recorded because the carrying value exceeded the estimated sale price of the asset. The impairment was recorded to reduce the carrying value of the property to its estimated fair value as determined based on the letter of intent signed in the second quarter of 2025.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Significant Tenants
As of December 31, 2025, there were two tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis. As of December 31, 2024, there were no tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
Intangible Assets and Liabilities
Acquired intangible assets and lease liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$4,649	$1,278	$3,371	$17,371	$12,408	$4,963
Other intangibles	—	—	—	—	—	—
Above-market leases	740	50	690	1,692	780	912
Acquired intangible assets	$5,389	$1,328	$4,061	$19,063	$13,188	$5,875
Intangible liabilities:
Below-market lease liabilities	$2,953	$2,245	$708	$8,489	$7,328	$1,161
The following table discloses the amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
In-place leases (1)	$1,062	$2,146	$3,333
Other intangibles	—	407	708
Total included in depreciation and amortization	$1,062	$2,553	$4,041

Above-market lease intangibles (2)	$115	$372	$825
Below-market lease liabilities	(455)	(897)	(945)
Total included in revenue from tenants	$(340)	$(525)	$(120)

Below-market ground lease, included in property operating expenses	$37	$49	$49
__________
(1)During the year ended December 31, 2024, in connection with a tenant vacating their space prior to the lease termination, the Company accelerated the amortization of approximately $0.1 million of in-place lease intangibles, which is included in depreciation and amortization expense in the consolidated statement of operations. The Company did not have any accelerated amortization of in-place lease intangible write-offs during the year ended December 31, 2025 or 2023.
(2)The Company did not have any accelerated amortization of above-market lease intangible write-offs during the year ended December 31, 2025 and 2024. In connection with an early lease termination in the second quarter of 2023 that shortened the remaining term of the lease, the Company accelerated the amortization of approximately $0.1 million of above-market lease intangibles during the year ended December 31, 2023, which was included in the revenue from tenants in the consolidated statement of operations.
The following table provides the projected amortization expenses and adjustments to revenue from tenants for the next five years as of December 31, 2025:

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

(In thousands)	2026	2027	2028	2029	2030
In-place leases	$544	$536	$536	$503	$341
Total to be included in depreciation and amortization	$544	$536	$536	$503	$341

Above-market lease assets	$101	$101	$96	$75	$75
Below-market lease liabilities	(183)	(180)	(180)	(142)	(22)
Total to be included in revenue from tenants	$(82)	$(79)	$(84)	$(67)	$53

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable as of December 31, 2025 and 2024 are as follows:

		Outstanding Loan Amount
		December 31,
Portfolio	Encumbered Properties	2025	2024	Effective Interest Rate	Interest Rate	Maturity
		(In thousands)	(In thousands)
1140 Avenue of the Americas (1)(3)	1	—	99,000	—%	Fixed	Jun. 2025
123 William Street	1	140,000	140,000	4.74%	Fixed	Mar. 2027
400 E. 67th Street - Laurel Condominium/200 Riverside Blvd. - ICON Garage (1)(4)	2	50,000	50,000	4.59%	Fixed	Nov. 2025
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	6	251,000	350,000	4.56%
Less: deferred financing costs, net (2)		(1,435)	(2,616)
Mortgage notes payable, net		$249,565	$347,384
__________
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
(3)The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for failure to make certain scheduled interest payments, and on April 7, 2025 the Company was informed by the lender that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable. In June 2025, the lender commenced a legal action in the State of New York against the OP and the Company’s subsidiary borrower under such loan agreement demanding, among other things, the New York County Court initiate foreclosure proceedings with respect to the property and, in July 2025, that such New York County Court appoint a receiver for the property. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of receiver, the Company removed its related assets and liabilities from the consolidated balance sheet and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the twelve months ended December 31, 2025. The $99.0 million mortgage note associated with 1140 Avenue of the Americas will remain a liability until final resolution with the lender is concluded, and thus is included as debt associated with property in receivership on our consolidated balance sheet as December 31, 2025. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section and Note 6 Property Dispositions below.
(4) The Company was informed by the lender pursuant to letters dated in November 2024, December 2024, January 2025 and June 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that first occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements failure to cooperate with the lender to cure the alleged cash management procedure failures, and failure to pay outstanding amounts due under such loan agreement beginning in April 2025. The Company responded to notices of default sent in November 2024, December 2024 and January 2025, rejecting the assertions made by the lender, and has not received a response from the lender. The Company has not responded to the notice of default received in June 2025. On November 6,2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property (See “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below).
Collateral and Principal Payments
Real estate assets and intangible assets of $385.0 million, at cost (net of below-market lease liabilities), as of December 31, 2025, have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage notes payable on the applicable property. The Company is required to make payments of interest on its mortgage note payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2025:

(In thousands)	Future Minimum Principal Payments(1)
2026	$50,000
2027	140,000
2028	10,000
2029	51,000
2030	—
Thereafter	—
Total	$251,000
__________
(1)On November 6, 2025, the Company was informed by the special servicer acting on behalf of the lender under the loan secured by the 400 E. 67th Street/200 Riverside Blvd. properties that the principal amount under the loan agreement had been accelerated and all amounts under such loan agreement were due and payable. The current outstanding principal amount of $50,000,000 is currently reflected in the above chart for the year 2026. The Company is evaluating its options with respect to this property and there can be no assurance as to the resolution of these matters with the lender.
Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 21 quarters ended December 31, 2025. The principal amount of the loan was $99.0 million as of December 31, 2025 and reflected as debt associated with property in receivership on the consolidated balance sheet as of December 31, 2025 (refer to Note 6 — Property Dispositions).
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company as a cure for the February event of default. On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate per annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) 5 percent (5%) above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. Based on the above, total effective interest is 9.11%, including 5.00% default interest, and as of December 31, 2025, the Company has $9.6 million in accrued interest.
On June 27, 2025, the trustee appointed to act on behalf of the lenders filed a complaint with the New York County Court, naming the OP and the Company’s subsidiary borrower under such loan agreement as defendants, requesting the New York County Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property. On July 21, 2025, the trustee filed a motion with the New York County Court to appoint a receiver with respect to the property. On August 6, 2025, the Company filed its answer to such complaint, which admitted in part, denied in part the material allegations and stated that the Company has insufficient knowledge and information upon which to form a belief as to whether it has, as of yet, unstated affirmative defenses available. Notwithstanding the OP being named as defendant in the complaint, the complaint does not allege events giving rise to a recourse obligation by the OP under the guaranty agreement related to the loan agreement, and the Company does not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property. As a result, the Company removed its related assets and liabilities from the consolidated balance sheet as of the year ended December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. For additional information, see Note 6 Property Dispositions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 21 quarters ended December 31, 2025. The principal amount for the loan was $10.0 million as of December 31, 2025. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Separately, in the event that the debt service coverage ratio is in breach of the lenders right to require replacement of management ratio for two consecutive calendar quarters and the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of December 31, 2025 the Company is no longer in breach of the lenders right to require replacement of management.
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of December 31, 2025. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, and (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of December 31, 2025 and December 31, 2024, the Company had $3.7 million and $4.2 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s consolidated balance sheet.
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believed were without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to the Company, currently totaling $3.3 million. On June 10, 2025, the lender sent a second notice to the Company alleging defaults under such loan agreement as a result of (i) the Company’s failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) the Company’s failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Annual Report on Form 10-K, the Company has not responded to the second default notice. Further, the Company incurred a liability as of December 31, 2025 in relation to the June 10, 2025 default notice. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the properties as a result thereof. In such notice, the lender notified the Company that, due to the alleged events of default under the loan agreement governing such indebtedness, the loan had been accelerated, and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

On January 21, 2026, the trustee appointed to act on behalf of the lenders filed a complaint with the New York County Court, naming the OP and the Company’s subsidiary borrowers under such loan agreement as defendants, requesting the New York County Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property.
March 16, 2026, the Company filed its answer to such complaint, which admitted in part and denied in part the material allegations and asserted certain affirmative defenses. While the OP is named as a defendant in the complaint and the complaint alleges facts that under certain circumstances could give rise to limited recourse obligation by the OP under the guaranty agreement related to the loan agreement, the Company does not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of December 31, 2025 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
The loan agreements for 123 William Street, 8713 Fifth Avenue and 196 Orchard do not contain cross-default provisions such that the default matters related to 1140 Avenue of the Americas or 400 E. 67th Street/200 Riverside Blvd., and the consensual foreclosure with respect to the 1140 Avenue of the Americas property or the acceleration of the outstanding obligation under the loan agreement related to the 400 E. 67th Street/200 Riverside Blvd. properties, is not expected to have an impact on those properties under such loan agreements.
Note 6 — Property Disposition
During the year ended December 31, 2025, the Company lost its economic interest and control therefore disposed of its 1140 Avenue of the Americas property. In September 2025, the Company and the lender pursued a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property. In connection with this, the Company removed its related assets and liabilities from the consolidated balance sheet effective September 11, 2025, the date the New York County Court appointed receiver took control of the property (excluding accounts payable and accrued expenses totaling approximately $2.0 million, retained by the Company), and recognized a gain of $47.9 million that is reflected in the consolidated statements of operations for the year ended December 31, 2025.
The Company also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents the Company’s right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed.
In addition, the 1140 Avenue of the Americas property includes a ground lease agreement, for more information on the ground lease please see Note 10 — Commitments and Contingencies. Upon disposition of the 1140 Avenue of the Americas property, the Company removed the related ROU asset and lease liability from the consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below:

		December 31,
		2025		2024
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 1140 Avenue of the Americas (1)	3	—	—	99,000	69,238
Mortgage note payable — 123 William Street	3	140,000	136,990	140,000	132,474
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage (2)	3	50,000	30,314	50,000	31,671
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,763	10,000	9,181
Mortgage note payable — 196 Orchard Street	3	51,000	47,222	51,000	44,896
Total		$251,000	$224,289	$350,000	$287,460
__________
(1)In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure on the property. On September 11, 2025 the New York County Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of the receiver, the Company removed its related assets and liabilities from the consolidated balance sheet as of December 31, 2025.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

(2)The Company recorded impairment charges of $3.1 million and $9.9 million during the three months ended June 30, 2025 for its 400 E. 67th Street and 200 Riverside Blvd. properties, respectively. The Company recorded an impairment charge of $25.8 million during the year ended December 31, 2024 for its 400 E. 67th Street property. As a result, the Company adjusted the fair value of the 400 E. 67th Street allocable mortgage balance to the property's current carrying value as of December 31, 2025 and 2024. For additional information please see Note 4 — Real Estate Investments.

Note 8 — Derivatives and Hedging Activities
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any derivatives as of December 31, 2025 and December 31, 2024.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$—	$8	$272
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$—	$414	$1,503
Total interest expense recorded in consolidated statements of operations and comprehensive loss	$—	$(19,488)	$(18,858)
Note 9 — Stockholders’ Equity
As of December 31, 2025 and 2024, the Company had approximately 2.7 million and 2.6 million shares of common stock outstanding, respectively, including unvested restricted shares.
Rights Offering
In February 2023, the Company raised gross proceeds of $5.0 million ($4.1 million of net proceeds) from its Rights Offering, which entitled holders of rights to purchase 0.20130805 of a share of its Class A common stock for every right held at a subscription price of $12.95 per whole share. As a result, the Company issued 386,100 shares of its Class A common stock subscribed for in the Rights Offering on February 27, 2023. In connection with the Rights Offering, Bellevue Capital Partners,

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

LLC (“Bellevue”) and its affiliates acquired approximately 367,956 shares. As of December 31, 2024 Bellevue owned approximately 1,447,734 shares of the Company’s Class A common stock (see Note 11 — Related Party Transactions and Arrangements).
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the Advisory Agreement, as amended, and the Property Management Agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement please see Note 11 — Related Party Transactions and Arrangements. There were no shares issued in lieu of cash for asset management and property management services rendered for the year ended December 31, 2025. For the year ended December 31, 2024, the Company issued shares in lieu of cash for the asset management and property management fees for a total expense of $1.2 million.
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
Stockholder Rights Plan
In May 2020, the Company announced that its board of directors had approved a stockholder rights plan, but did not take actions to declare a dividend for the plan to become effective. In August 2020, in connection with the Listing and the related bifurcation of common stock into Class A and Class B common stock, the Company entered into an amended and restated rights agreement, which amended and restated the stockholders rights plan approved in May 2020 and declared a dividend payable in August 2020, of one Class A right for and on each share of Class A common stock and one Class B right for and on each share of Class B common stock, in each case, outstanding on the close of business on August 28, 2020 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), of the Company at a price of $55.00 per one one-thousandth of a share of Series A Preferred Stock, represented by a right, subject to adjustment. The expiration date of these rights had subsequently been extended to August 18, 2025 and ultimately expired unexercised.
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
Shares issued by the Company pursuant to the DRIP or the A&R DRIP were or are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends or other distributions are declared. During the year ended December 31, 2025, 2024 and 2023, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
Other Equity Activity
2023 Tender Offer by an Affiliate of the Advisor
On September 27, 2023, Bellevue announced a tender offer to purchase up to 350,000 shares of the Company’s Class A common stock at a purchase price equal to $10.25 per share. The tender offer expired on October 26, 2023 and, 223,460 shares

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Note 10 — Commitments and Contingencies
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
For the year ended December 31, 2025, the Company paid cash of $3.6 million for amounts included in the measurement of lease liabilities and recorded expense of $3.6 million on a straight-line basis in accordance with the standard. For the years ended December 31, 2024 and December 31, 2023, the Company paid cash of $4.7 million for amounts included in the measurement of lease liabilities and recorded expense of $4.9 million on a straight-line basis in accordance with the standard.
Upon disposition of the 1140 Avenue of the Americas property, the Company removed the ground lease agreement ROU asset and lease liability from the consolidated balance sheet.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of the Americas property and under the loan and guarantee agreements governing the indebtedbness secured by our 400 E. 67th Street and 200 Riverside Blvd. properties set forth in Note 5— Mortgage Notes Payable— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation, there are no material legal proceedings pending or known to be contemplated against the Company as of December 31, 2025.
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
In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, the Company must submit to NYSE a business plan that demonstrates compliance with Section 802.01B of the Manual within 18 months of receipt of the Notice. The Listing Operations Committee of NYSE has reviewed and accepted the business plan provided by the Company, and at which time the Company is subject to ongoing quarterly monitoring for compliance with the business plan.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
As of August 2025, the Company entered into a real estate tax payment plan with the New York City Department of Finance for its 123 William Street Property. In April 2026, the Company rolled the original plan into a second plan regarding $6,219,212.92 in outstanding principal of real estate taxes at 123 William Street with a term of 2 years and an interest rate of 16% set by the New York City Department of Finance. The Company is required to make monthly payments of $304,819.93. Payments are scheduled to begin during July 2026.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2025, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions and Arrangements
As of December 31, 2025 and 2024, entities wholly owned by AR Global Investments, LLC owned 536,252 and 536,252 shares, respectively, of the Company’s outstanding Class A common stock. As of December 31, 2025 and 2024, Bellevue owned approximately 58.3% and 54.4% of outstanding shares of the Company.
During the year ended December 31, 2024, as a result of the tender offer by Bellevue announced on May 7, 2024, 125,000 shares were tendered to Bellevue for an aggregate cost of approximately $1.4 million, in cash, less any fees, expenses or applicable withholding taxes relating to the tender offer. For additional information see Note 9 — Stockholders’ Equity.
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
Asset Management Fees and Variable Management/Incentive Fees
Overview
The Company pays the Advisor a base asset management fee on the first business day of each month equal to (x) $0.5 million plus (y) a variable amount equal to (a) 1.25% of the equity proceeds received after November 16, 2018, divided by (b) 12. The base asset management fee is payable in cash, shares of common stock, units of limited partnership interest in the OP, or a combination thereof, at the Advisor’s election. The Advisor elected to receive shares of Class A common stock in lieu of cash for the base management fee in each of the months of January 2023, March 2024 and May 2024 (see Note 9 — Stockholders’ Equity). Equity proceeds are defined as, with respect to any period, cumulative net proceeds of all common and preferred equity and equity-linked securities issued by the Company and its subsidiaries during the period, including: (i) any equity issued in exchange or conversion of exchangeable notes based on the stock price at the date of issuance and convertible equity; (ii) any other issuances of equity, including but not limited to units in the OP (excluding equity-based compensation but including issuances related to an acquisition, investment, joint-venture or partnership); and (iii) effective following the time the Company commences paying a dividend of at least $0.05 per share per annum to its stockholders, which occurred in October 2020), any cumulative Core Earnings (as defined in the Advisory Agreement) in excess of cumulative distributions paid on the Company’s common stock since November 16, 2018, the effective date of the most recent amendment and restatement of the Advisory Agreement.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the years ended December 31, 2025, 2024 or 2023.
Management Fee Expense
The Company recorded expense of $6.1 million, $6.1 million and $6.0 million for base asset management fees during the years ended December 31, 2025, 2024, and 2023 respectively. There were no variable management fees incurred in any of these periods. The management fees for the year ended December 31, 2024 and 2023 were paid partially with cash and partially with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis.
The base asset management fees for the years ended December 31, 2025, 2024 and 2023 were paid in cash, except for such periods discussed in Note 9 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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
On April 13, 2018, in connection with the loan for its 400 E. 67th Street - Laurel Condominium and 200 Riverside Blvd. properties, the Company entered into a new property management agreement with the Property Manager (the “April 2018 PMA”) to manage the properties secured by the loan. With respect to these properties, the substantive terms of the April 2018 PMA are identical to the terms of the PMA, except that the property management fee for non-hotel properties is 4.0% of gross revenues from the properties managed, plus market-based leasing commissions. The April 2018 PMA has an initial term of one year that is automatically extended for an unlimited number of successive one-year terms at the end of each year unless any party gives 60 days’ written notice to the other parties of its intention to terminate.
In March 2024, the Company and the Property Manager amended the PMA to allow the Property Manager to elect to receive Class A Units or shares of the Company’s common stock in lieu of cash for all fees payable to the Property Manager.
The Company incurred approximately $1.2 million, $1.7 million, and $1.7 million in property management fees during the years ended December 31, 2025, 2024, and 2023, respectively. These property management fees were paid in cash, except for such periods as discussed in Note 9 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Professional fees and other reimbursements for the years ended December 31, 2025, 2024, and 2023 were $4.1 million, $4.4 million and $4.4 million, respectively. These amounts include reimbursements to the Advisor for administrative, overhead and personnel services, which are subject to the limits noted above, as well as costs associated with directors and officers insurance which are not subject to those limits.
In March 2024, the Company and the Advisor amended the Advisory Agreement to increase the limit of incurred costs from the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers) from $2.6 million to $3.0 million, and to allow the Advisor to elect to receive any expense reimbursement amounts pursuant to the Advisory Agreement in cash, OP Units, shares of the Company’s common stock, or any combination thereof. The Company paid its professional fees to the Advisor with cash during the year ended December 31, 2025, 2024, and 2023, except such periods as discussed in Note 9 — Stockholders’ Equity — Class A Common Stock Issued to the Advisor In Lieu of Cash.
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
Additionally, pursuant to the terms of a promissory note executed during the three months ended September 30, 2024 between the Company and the Advisor, the Company borrowed $0.6 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of September 30, 2024 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 8.63% and would have been callable on or after December 29, 2024. Amounts repaid under the promissory note may not be reborrowed. During the fourth quarter of 2024, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Pursuant to the terms of a promissory note executed during the three months ended December 31, 2025 between the Company and the Advisor, the Company borrowed $0.7 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of December 31, 2025 on the Company’s consolidated balance

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

sheet. The promissory note bore interest at an annual rate of 7.67% and would have been callable on or after June 30, 2026. Amounts repaid under the promissory note may not be reborrowed. During the first quarter of 2026, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred, waived and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable)
(In thousands)	2025	2024	2023	December 31,
	Incurred	Incurred	Incurred	2025	2024
Ongoing fees:
Asset and property management fees to related parties (1)	$7,281	$7,751	$7,680	$(280)	$317
Professional fees and other reimbursements (2)	4,122	4,351	4,352	—	—
Total related party operation fees and reimbursements	$11,403	$12,102	$12,032	$(280)	$317
__________
(1)During the year ended December 31, 2025, there were no shares of the Company’s Class A common stock paid for the management fee. During the year ended December 31, 2024, approximately $1.2 million was paid with shares of the Company’s Class A common stock for the management fee, of which $1.0 million was related to AM Fees and $0.2 million was related to PM Fees. During the year ended December 31, 2023, approximately $0.5 million was paid with shares of the Company’s Class A common stock for the management fee.
(2)Amounts for the year ended December 31, 2025, 2024 and 2023, respectively, are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss, of which $0.4 million was paid with shares of the Company’s Class A common stock for the years ended December 31, 2024 and 2023.
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
Note 12 — Economic Dependency
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
December 31, 2025

Note 13 — Equity-Based Compensation
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
December 31, 2025

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
During the quarter ended June 30, 2025, the Company issued 17,427 restricted shares to employees of the Advisor. The restricted shares granted to employees of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date. In addition, during the quarter ended June 30, 2025, the Company issued 20,000 restricted shares to the Company’s CEO and 6,000 restricted shares to the Company’s CFO. The restricted shares granted to the CEO and CFO of the Advisor will vest in 25% increments on each of the first four anniversaries of the grant date.
During the quarter ended June 30, 2025, the Company issued 19,998 restricted shares as part of the annual award by the Company to the Company’s board of directors. These restricted shares issued to the board of directors will vest in 25% increments on each of the first four anniversaries of the respective grant dates.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following table displays restricted share award activity during the years ended December 31, 2025, 2024 and 2023 and has been retroactively adjusted for the Reverse Stock Split:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	36,198	29.37
Granted	85,710	8.73
Vested	(19,758)	15.84
Forfeitures	(953)	65.86
Unvested, December 31, 2024	101,197	14.19
Granted	63,425	11.35
Vested	(28,449)	9.28
Forfeitures	—	—
Unvested, December 31, 2025	136,173	13.89
__________
As of December 31, 2025, the Company had $0.7 million of unrecognized compensation cost, respectively, related to unvested restricted share awards granted and the cost is expected to be recognized over a weighted-average period of 2.4 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation expense related to restricted share awards is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

Note 14 — Income and Other Taxes
On December 30, 2022, the Company announced that it was changing its business strategy by expanding the scope of the assets and businesses the Company may own and operate. By investing in other asset types, the Company may generate income that does not otherwise constitute income that qualifies for purposes of qualifying as a REIT. As a result, on January 9, 2023, the Company’s board of directors authorized revocation of the Company’s REIT election which became effective as of January 1, 2023. Historically, effective with the taxable year ended December 31, 2014 through the taxable year ended December 31, 2022, the Company had elected to be taxed as a REIT. As a REIT, the Company was allowed a special deduction for dividends paid. As a corporation, the Company expects to pays a capital base tax in NYC of $0.3 million for the year ended December 31 2025, which is included in general and administrative expenses.
As of December 31, 2025, the Company had no material uncertain tax positions. The taxable years subsequent to and including December 31, 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The following is a breakdown of income/loss from continuing operations before the provision for income tax, for the year ended December 31, 2025:

Year Ended December 31,
(In thousands)	2025
Pre-tax loss
U.S. Federal	$(21,194)
Total	$(21,194)

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The provision for income taxes consists of federal and state income taxes. The components of income tax expense (benefit) for the year ended December 31, 2025 are as follows:

As of December 31,
(In thousands)	2025
Current
U.S. Federal	$—
U.S. State	—
Total current provision	—

Deferred
U.S. Federal	$(4,435)
U.S. State	(2,169)
Total deferred provision	(6,604)
Change in Valuation Allowance	6,604
Total provision for income taxes	$—
As a REIT, the Company had deferred tax items, however, due to the Company’s prior intent and ability to maintain REIT status, they were reflected an effective tax rate of zero upon their future reversal. Because the Company revoked its REIT election as of January 1, 2023, the future reversal of these temporary differences will occur as a taxable corporation at full rates. Accordingly, the tax effects of temporary difference that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 are presented below:

	As of December 31,
(In thousands)	2025	2024
Deferred Tax Assets:
Depreciation and amortization	$73,899	$49,810
Receivership asset	(32,379)	—
Deferred leasing costs	—	—
Restricted stock awards and 2020 OPP	76	139
Deferred revenue	655	951
Operating lease liabilities	—	17,071
Net operating loss carryforwards	105,266	92,238
Other	117	95
Total deferred tax assets	147,634	160,304

Deferred Tax Liabilities:
Straight-line rent	4,821	7,210
Operating leases right-to-use assets	—	17,047
Total deferred tax liabilities	4,821	24,257

Net deferred tax assets before valuation allowance	142,813	136,047
Valuation allowance	(142,813)	(136,047)
Net deferred tax assets	$—	$—

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The Company is subject to U.S. federal and state corporate income taxes. As of December 31, 2025 and 2024, the Company had gross federal net operating loss carryforwards of $340.4 million and $298.8 million, respectively, and gross state net operating loss carryforwards of $328.9 million and $287.2 million, respectively, which are available to offset future U.S. federal and state taxable income, if and when it arises. Any federal net operating loss carryforwards generated before December 31, 2017 will begin to expire during 2035. A portion of the net operating loss carryforwards may be limited in their use due to certain provisions of the Code, including but not limited to Section 382, which imposes an annual limit on the amount of net operating losses and net capital loss carryforward that the Company can use to offset future taxable income.
The Company concluded that it underwent a Section 382 ownership change as defined by the Code on April 1, 2024. The Company had a net unrealized built in loss (“NUBIL”) position at the ownership change date. As a result, the Company’s utilization of certain tax attributes, including depreciation of acquired fixed assets, is subject to the Section 382 limitation. The Company has approximately $542 million of net tax basis remaining from acquired fixed assets capitalized between 2014 and 2024 that are subject to this limitation. The Company’s net operating loss (“NOL”) carryforwards of approximately $340 million include approximately $95 million and $10 million of tax losses and tax depreciation deductions, respectively, previously claimed in excess of the amount allowable under the Section 382 limitation. Accordingly, these excess deductions are treated as recognized built in losses (“RBILs”) and are subject to limitation under Section 382. The RBILs are disallowed in the year of recognition but includible in the Company’s NOLs for future use although limited by the Company’s annual Section 382 limitation.
Because of the Company’s recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of December 31, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss.
The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2025:

	As of December 31,
	2025
	Amount	Rate
U.S. Federal Statutory Tax Rate	$(4,435)	21.00%
State and Local Income Taxes (Benefits), Net of Federal Income Tax Effect	(2,169)	10.27%
Change in Valuation Allowance related to State Taxes	2,169	(10.27)%
Change in Valuation Allowance related to Federal Taxes	4,435	(21.00)%
Effective Tax Rate (ETR)	$—	—%
All pretax loss from continuing operations was attributable to domestic sources. State and local income taxes, net of the federal benefit, primarily reflect income taxes (benefits) incurred in New York, which represents the tax effect within this category. The differences between the Company's statutory rate and effective rate are largely a result of the Company recording a valuation allowance against its deferred tax assets including its net operating loss carryforwards. The Company expects that its future effective tax rate will be determined in a similar manner.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split:

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Net loss and Net loss attributable to common stockholders	$(21,194)	$(140,591)	$(105,924)
Adjustments to net loss attributable to common stockholders	—	—	—
Adjusted net loss and net loss attributable to common stockholders	$(21,194)	$(140,591)	$(105,924)
Basic and diluted weighted average shares outstanding	2,546,562	2,487,827	2,226,721
Basic and diluted net loss per share	$(8.32)	$(56.51)	$(47.57)
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
Diluted net income per share assumes the conversion of all Class A common stock share equivalents into an equivalent number of shares of Class A common stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares, Class A Units and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented and has been retroactively adjusted to reflect the Reverse Stock Split.

	Year Ended December 31,
	2025	2024	2023
Unvested restricted shares (1)	119,143	74,328	29,105
LTIP Units	—	—	314,706
Total weighted-average anti-dilutive common share equivalents	119,143	74,328	343,811
__________
(1)There were 136,173, 101,197, and 36,198 unvested restricted shares (adjusted for the Reverse Stock Split) outstanding as of December 31, 2025, 2024 and 2023, respectively.
If dilutive, conditionally issuable shares relating to the 2020 OPP award (see Note 13 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2025, 2024 and 2023 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2025, 2024 and 2023 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2020 OPP) at December 31, 2025, 2024 and 2023 and/or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 16 — Segment Reporting
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
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements other than the following:
January and February Debt Service Payments
The debt service payments for the months of January and February under the non-recourse mortgages secured by the 400 E. 67th Street/200 Riverside Blvd. properties were not made in full by the rental income from the applicable property collected in the cash management accounts under control of the applicable lender.
400 E. 67th Street / 200 Riverside Blvd. Litigation
See the disclosure with respect to the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 400 E. 67th Street / 200 Riverside Blvd. properties set forth in Note 5 — Mortgage Notes Payable, Net— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

123 William Street Payment Plan with New York City Department of Finance
See the disclosure with respect to the 123 William Street payment plan with the New York Department of Finance set forth in Note 10 — Commitments and Contingencies.
Notes Payable to Related Parties
On March 31, 2026, the Company borrowed $1.1 million from its Advisor under a promissory note bearing 7.67% annual interest, callable on or after June 30, 2026. The note was non‑revolving. On April 3, 2026, the Company repaid the note in full, including interest, using cash on hand.

AMERICAN STRATEGIC INVESTMENT CO.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2025
(dollar amounts in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2025	Land	Building and Improvements	Building and Improvements(6)	Gross Amount at December 31, 2025 (1) (2)	Accumulated Depreciation (3) (4)
400 E. 67th Street - Laurel Condominiums (5)	NY	9/5/2014	$44,610	$10,653	$55,682	$(43,541)	$22,794	$310
200 Riverside Blvd. - ICON Garage (5)	NY	9/24/2014	5,390	13,787	5,510	(11,437)	7,860	30
123 William Street	NY	3/27/2015	140,000	50,064	182,917	36,954	269,935	76,801
8713 Fifth Avenue	NY	10/17/2018	10,000	4,730	9,245	1,433	15,408	1,884
196 Orchard Street	NY	7/17/2019	51,000	55,548	24,324	(13,296)	66,576	226
Total			$251,000	$134,782	$277,678	$(29,887)	$382,573	$79,251
____________
(1)Acquired intangible assets allocated to individual properties in the amount of $5.4 million are not reflected in the table above.
(2)The tax basis of the associated fixed assets as of December 31, 2025 was $730.6 million (unaudited).
(3)The accumulated depreciation column excludes $1.3 million of amortization associated with acquired intangible assets.
(4)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.
(5)This property has been impaired as of December 31, 2025. For additional information, please see Note 4 — Real Estate Investments — Assets Held for Use.
(6)Negative balances for buildings and improvements relate to impairments.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2025, 2024 and 2023:

	December 31,
(In thousands)	2025	2024	2023
Real estate investments, at cost:(1)
Balance at beginning of year	$470,831	$668,200	$769,286
Capital expenditures	(279)	1,249	3,376
Asset Dispositions	(49,340)	(44,815)	(4,524)
Impairments	(38,633)	(99,226)	(66,320)
Write-offs	(6)	(54,577)	(33,618)
Balance at end of the year	$382,573	$470,831	$668,200

Accumulated depreciation:
Balance at beginning of year	$77,947	$118,252	$131,467
Depreciation expense	10,490	14,272	20,796
Asset Disposition	(340)	—	(393)
Impairments	(8,839)	—	—
Write-offs	(7)	(54,577)	(33,618)
Balance at the end of the year	$79,251	$77,947	$118,252
____________
(1)Acquired intangible assets not included in the calculation of real estate investments, at cost.