Form 10-Q
period 2026-03-31
American Strategic Investment Co.
filed 2026-05-15
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2026, the registrant had 2,919,885 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$114,099	$114,099
Buildings and improvements	268,573	268,474
Acquired intangible assets	5,389	5,389
Total real estate investments, at cost	388,061	387,962
Less accumulated depreciation and amortization	(82,931)	(80,579)
Total real estate investments, net	305,130	307,383
Cash and cash equivalents	2,500	1,297
Restricted cash	5,664	6,750
Contract asset	110,902	108,648
Prepaid expenses and other assets	3,046	3,169
Straight-line rent receivable	15,258	15,421
Deferred leasing costs, net	2,507	2,492
Total assets	$445,007	$445,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$249,736	$249,565
Debt associated with property in receivership	99,000	99,000
Accrued interest associated with property in receivership	11,902	9,648
Accounts payable, accrued expenses and other liabilities (including amounts due to/(from) related parties of $1,653 and $(280) at March 31, 2026 and December 31, 2025, respectively)	23,523	18,739
Note payable to related parties	1,050	650
Below-market lease liabilities, net	660	708
Deferred revenue	2,064	2,094
Total liabilities	387,935	380,404

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,692,941 shares issued and outstanding as of March 31, 2026 and December 31, 2025	27	27
Additional paid-in capital	731,884	731,793
Distributions in excess of accumulated earnings	(674,839)	(667,064)
Total equity	57,072	64,756
Total liabilities and equity	$445,007	$445,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue from tenants	$7,348	$12,308

Operating expenses:
Asset and property management fees to related parties	1,552	1,868
Property operating	4,602	8,137
Equity-based compensation	91	92
General and administrative	2,313	3,135
Depreciation and amortization	2,520	3,591
Total operating expenses	11,078	16,823
Operating loss before gain on disposition of real estate investments	(3,730)	(4,515)
Gain on disposition of real estate investments	2,254	—
Operating loss	(1,476)	(4,515)
Other income (expense):
Interest expense	(4,048)	(4,083)
Interest expense associated with property in receivership	(2,254)	—
Other income	3	6
Total other expense	(6,299)	(4,077)
Net loss before income tax	(7,775)	(8,592)
Income tax expense	—	—
Net loss	$(7,775)	$(8,592)

Weighted-average shares outstanding — Basic and Diluted	2,556,769	2,533,557
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.04)	$(3.39)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2026
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2025	2,692,941	$27	$731,793	$(667,064)	$64,756
Equity-based compensation	—	—	91	—	91
Net loss	—	—	—	(7,775)	(7,775)
Balance, March 31, 2026	2,692,941	$27	$731,884	$(674,839)	$57,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity
Balance, December 31, 2024	2,634,355	$27	$731,429	$(645,870)	$85,586
Equity-based compensation	—	—	92	—	92
Net loss	—	—	—	(8,592)	(8,592)
Balance, March 31, 2025	2,634,355	$27	$731,521	$(654,462)	$77,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,775)	$(8,592)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,520	3,591
Amortization of deferred financing costs	171	253
Accretion of below- and amortization of above-market lease liabilities and assets, net	(18)	(124)
Equity-based compensation	91	92
Changes in assets and liabilities:
Straight-line rent receivable	(163)	120
Straight-line rent payable	—	27
Prepaid expenses, other assets and deferred costs	238	857
Accounts payable, accrued expenses and other liabilities	4,784	419
Deferred revenue	(30)	320
Net cash used in operating activities	(182)	(3,037)
Cash flows from investing activities:
Capital expenditures	(101)	(72)
Net cash used in investing activities	(101)	(72)
Cash flows from financing activities:
Proceeds from notes payable to related parties	1,050	—
Repayments of notes payable to related parties	(650)	—
Net cash provided by financing activities	400	—
Net change in cash, cash equivalents and restricted cash	117	(3,109)
Cash, cash equivalents and restricted cash, beginning of period	8,047	18,935
Cash, cash equivalents and restricted cash, end of period	$8,164	$15,826

Cash and cash equivalents	$2,500	$7,083
Restricted cash	5,664	8,743
Cash, cash equivalents and restricted cash, end of period	$8,164	$15,826

Supplemental Disclosures:
Cash paid for interest	$3,208	$3,319
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	79	8
Accrued interest associated with property in receivership	2,254	—
Contract asset	(2,254)	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of March 31, 2026, the Company owned five properties consisting of 0.7 million rentable square feet, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process.
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
For the quarter ended March 31, 2026, the Company continued to incur recurring losses from operations and net cash used in operating activities of approximately $(0.2) million. As of March 31, 2026, the Company had unrestricted cash of approximately $2.5 million and restricted cash of approximately $5.7 million, and current liabilities exceeded current assets. The Company experienced events of default and acceleration on loans encumbering two of the Company’s properties (see Note 5 — Mortgage Notes Payable, Net). The Company’s non-recourse mortgage secured by 123 William Street, with an outstanding principal balance of approximately $140.0 million, matures within one year of the date of issuance of these financial statements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the March 31, 2026 financial statements.
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
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2026. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, fair value measurements, and undiscounted cash flow models used to determine whether impairments of real estate investments exist, as applicable.
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
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the three months ended March 31, 2026 and 2025 and no new COVID-19 deferral or abatement agreements were entered into. As of March 31, 2026 and 2025 the occupancy and operating results at (i) 8713 Fifth Avenue and (ii) 400 E. 67th Street/200 Riverside Blvd. have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In the Company’s 400 E. 67th Street property, one major tenant's lease expired and the Company subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month leases ended. In addition at the Company’s 400 E. 67th Street property, another major tenant paid through the end of their lease, which was September 2025; however, they moved out of the space in the third quarter of 2024. See Note 5 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of March 31, 2026.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2026, these leases had a weighted-average remaining lease term of 6.2 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under ASC 842, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the three months ended March 31, 2026 and 2025, the Company had no such reductions in revenue.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor are accounted for as operating leases. The Company evaluates new leases (by the Company or by a predecessor lessor/owner) pursuant to the guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of March 31, 2026, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
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
The Company was the lessee under a land lease associated with 1140 Avenue of the Americas. In September 2025, a court appointed receiver took control of the property at 1140 Avenue of the Americas, and the Company derecognized the property including the associated land lease from the condensed consolidated balance sheet.
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
Not Yet Adopted as of March 31, 2026
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
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2026 or 2025.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
In-place leases	$142	$380
Other intangibles	—	—
Total included in depreciation and amortization	$142	$380

Above-market lease intangibles	$29	$35
Below-market lease liabilities	(47)	(172)
Total included in revenue from tenants	$(18)	$(137)

Below-market ground lease, included in property operating expenses	$—	$12
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2026:

(In thousands)	2026 (remainder)	2027	2028	2029	2030	2031
In-place leases	$402	$536	$536	$503	$341	$341
Total to be included in depreciation and amortization	$402	$536	$536	$503	$341	$341

Above-market lease assets	$76	$101	$96	$75	$75	$75
Below-market lease liabilities	(135)	(180)	(180)	(142)	(22)	—
Total to be included in revenue from tenants	$(59)	$(79)	$(84)	$(67)	$53	$75
Significant Tenants
As of March 31, 2026 and March 31, 2025, there were two tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Impairment Charges
There were no impairment charges recorded during the three months ended March 31, 2026 or 2025.
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2026 and December 31, 2025 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2026	December 31, 2025	Effective Interest Rate	Interest Rate	Contractual Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage (1) (3)	2	50,000	50,000	4.59%	Fixed	Nov. 2025
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	5	251,000	251,000	4.56%
Less: deferred financing costs, net (2)		(1,264)	(1,435)
Mortgage notes payable, net		$249,736	$249,565
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
(3)The Company was informed by the lender pursuant to letters dated in November 2024, December 2024, January 2025 and June 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that first occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements failure to cooperate with the lender to cure the alleged cash management procedure failures, and failure to pay outstanding amounts due under such loan agreement beginning in April 2025. The Company responded to notices of default sent in November 2024, December 2024 and January 2025, rejecting the assertions made by the lender, and has not received a response from the lender. The Company has not responded to the notice of default received in June 2025. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below. On November 6,2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property.

Collateral and Principal Payments
Real estate assets and intangible assets of $385.1 million, at cost (net of below-market lease liabilities), as of March 31, 2026 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the applicable property. This balance excludes the 1140 Avenue of the Americas property in court appointed receivership, which is held by the receiver as collateral for the underlying mortgage note payable. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2026:

(In thousands)	Future Minimum Principal Payments
2026 (remainder) (1)	$50,000
2027	140,000
2028	10,000
2029	51,000
2030	—
2031	—
Thereafter	—
Total	$251,000
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
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 22 quarters ended March 31, 2026. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of March 31, 2026 (refer to Note 6 — Property Disposition).
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company as a cure for the February event of default. On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate per annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) 5% above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. Based on the above, total effective interest is 9.11%, including 5.00% default interest, and as of March 31, 2026, the Company has $11.9 million in accrued interest.
On June 27, 2025, the trustee appointed to act on behalf of the lenders filed a complaint with the Supreme Court of the State of New York in the County of New York (the “New York County Court”), naming the OP and the Company’s subsidiary borrower under such loan agreement as defendants, requesting the New York County Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property. On July 21, 2025, the trustee filed a motion with the New York County Court to appoint a receiver with respect to the property. On August 6, 2025, the Company filed its answer to such complaint, which admitted in part, denied in part the material allegations and stated that the Company has insufficient knowledge and information upon which to form a belief as to whether it has, as of yet, unstated affirmative defenses available. Notwithstanding the OP being named as defendant in the complaint, the complaint does not allege events giving rise to a recourse obligation by the OP under the guaranty agreement related to the loan agreement, and the Company does not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of receiver, the Company removed its related assets and liabilities from the condensed consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. As of March 31, 2026, the foreclosure has not concluded and therefore the Company continues to record accrued default interest. As a result, during the three months ended March 31, 2026 the Company recognized an additional gain of $2.3 million which is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2026. For additional information, see Note 6 — Property Disposition.
8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 22 quarters ended March 31, 2026. The principal amount for the loan was $10.0 million as of March 31, 2026. The breach of the first part of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Separately, in the event that (i) the debt service coverage ratio is in breach for two consecutive calendar quarters and (ii) the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of March 31, 2026, the lender has not notified the Company of a determination that a breach of the debt service coverage ratio is due to imprudent management.
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of March 31, 2026. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, and (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of March 31, 2026 and December 31, 2025 the Company had $3.0 million and $3.7 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s condensed consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believed were without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to the Company, currently totaling $4.3 million. On June 10, 2025, the lender sent a second notice to the Company alleging defaults under such loan agreement as a result of (i) the Company’s failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) the Company’s failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the second default notice. Further, the Company incurred a liability as of March 31, 2026 in relation to the June 10, 2025 default notice. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the properties as a result thereof. In such notice, the lender notified the Company that, due to the alleged events of default under the loan agreement governing such indebtedness, the loan had been accelerated, and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement.
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
On March 16, 2026, the Company filed its answer to such complaint, which admitted in part and denied in part the material allegations and asserted certain affirmative defenses. While the OP is named as a defendant in the complaint and the complaint alleges facts that under certain circumstances could give rise to limited recourse obligation by the OP under the guaranty agreement related to the loan agreement, the Company does not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of March 31, 2026 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies, tenants placed on a cash basis continue to not pay rent, or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
March 31, 2026
(Unaudited)
Note 6 — Property Disposition
During the year ended December 31, 2025, the Company lost its economic interest and control therefore disposed of its 1140 Avenue of the Americas property. In September 2025, the Company and the lender pursued a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property.
In connection with this, the Company removed its related assets and liabilities from the consolidated balance sheet effective September 11, 2025, the date the New York County Court appointed receiver took control of the property (excluding accounts payable and accrued expenses totaling approximately $2.0 million, retained by the Company), and recognized a gain of $47.9 million which is reflected in the condensed consolidated statements of operations for the year ended December 31, 2025. As of March 31, 2026, the foreclosure has not concluded and therefore the Company continues to record accrued default interest. As a result, during the three months ended March 31, 2026 the Company recognized an additional gain of $2.3 million which is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2026.
The Company also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents the Company’s right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed. As a result of the additional gain recognized during the three months ended March 31, 2026, the total contract asset recorded on the balance sheet as of March 31, 2026 is $110.9 million and the total accrued interest associated with property under receivership recorded on the balance sheet as of March 31, 2026 is $11.9 million.
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
March 31, 2026
(Unaudited)
The fair values of the Company’s financial instruments that are not reported at fair value on the condensed consolidated balance sheet are reported below:

		March 31, 2026		December 31, 2025
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	140,000	137,335	140,000	136,990
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage(1)	3	50,000	30,314	50,000	30,314
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,716	10,000	9,763
Mortgage note payable — 196 Orchard Street	3	51,000	47,098	51,000	47,222
Total		$251,000	$224,463	$251,000	$224,289
___________
(1)The Company recorded impairment charges of $3.1 million and $9.9 million during the three months ended June 30, 2025 for its 400 E. 67th Street and 200 Riverside Blvd. properties, respectively. As a result, the Company adjusted the fair value of the 400 E. 67th Street/200 Riverside Blvd. allocable mortgage balance to the property's current carrying value.
Note 8 — Stockholders’ Equity
As of both March 31, 2026 and December 31, 2025, the Company had 2.7 million shares of common stock outstanding including unvested restricted shares. As of March 31, 2026, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the second amended and restated advisory agreement with the Advisor dated as of November 16, 2018 (as amended and restated from time to time, the “Advisory Agreement”), and the property management agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement, please see Note 10 — Related Party Transactions and Arrangements. There were no shares issued in lieu of cash for asset management and property management services rendered during the three months ended March 31, 2026 and March 31, 2025.

Distribution Reinvestment Plan
An amendment and restatement of the distribution reinvestment plan (the “A&R DRIP”) in connection with the listing of the Company’s shares on the New York Stock Exchange (“NYSE”) became effective on August 28, 2020. The A&R DRIP allows stockholders who have elected to participate to have dividends paid with respect to all or a portion of their shares of Class A common stock and Class B common stock reinvested in additional shares of Class A common stock. Shares received by participants in the A&R DRIP will represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on the NYSE on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with proceeds from reinvested dividends to participants for the related quarter, less a per share processing fee.
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the condensed consolidated balance sheets in the period dividends or other distributions are declared. During the three months ended March 31, 2026 and year ended December 31, 2025, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
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
For the three months ended March 31, 2026, and 2025, the Company paid cash of $0.0 million and $1.2 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.0 million and $1.2 million on a straight-line basis in accordance with the standard.
Upon disposition of the 1140 Avenue of the Americas property, the Company removed the ground lease agreement ROU asset and lease liability from the condensed consolidated balance sheet.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of the Americas property set forth Note 5— Mortgage Notes Payable— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation there are no material legal proceedings pending or known to be contemplated against the Company as of March 31, 2026.
On August 26, 2025 the Company received a written notice (the “Notice”) from the NYSE that the Company did not presently satisfy the NYSE’s continued listing standards under Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company’s 30-trading day average market capitalization to be not less than $50 million and the Company’s stockholders’ equity to be not less than $50 million. As set forth in the Notice, as of August 25, 2025, the Company’s 30-trading day average market capitalization was approximately $34.3 million and the Company’s last reported stockholders’ equity as of June 30, 2025 was approximately $35.5 million.
In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, the Company was required to submit to NYSE a business plan that demonstrates compliance with Section 802.01B of the Manual within 18 months of receipt of the Notice. The Listing Operations Committee of NYSE has reviewed and accepted the business plan provided by the Company, and at which time the Company is subject to ongoing quarterly monitoring for compliance with the business plan.
The Notice has no immediate effect on the listing of the Company’s Class A common stock, which will continue to be listed and traded on NYSE during the cure periods outlined above, subject to the Company’s compliance with other NYSE continued listing requirements. The current noncompliance with the standards described above does not affect the Company’s ongoing business operations or its reporting requirements with the SEC.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2026, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of both March 31, 2026 and December 31, 2025, entities wholly owned by AR Global owned 536,252 shares of the Company’s outstanding Class A common stock. As of March 31, 2026 and December 31, 2025, Bellevue owned approximately 59.2% and 58.3% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Fees and Participations Incurred in Connection with the Operations of the Company
Summary of Advisory Agreement
Pursuant to the Advisory Agreement, the Advisor manages the Company’s day-to-day operations. The initial term of the Advisory Agreement ends in July 2030 and will automatically renew for successive five-year terms unless either party gives written notice of its election not to renew at least 180 days prior to the then-applicable expiration date. The Company may only elect not to renew the Advisory Agreement on this basis with the prior approval of at least two-thirds of the Company’s independent directors, and no change of control fee (as defined in the Advisory Agreement) is payable if the Company makes this election.
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended March 31, 2026 or 2025.
Management Fee Expense
The Company recorded expense of $1.5 million for the base asset management fees during the three months ended March 31, 2026 and 2025. There were no variable management fees incurred in either of these periods. The base asset management fees and monthly management fees for the three months ended March 31, 2026 and March 31, 2025 were paid in cash.
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
March 31, 2026
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
The Company incurred approximately $0.0 million in property management fees during the three months ended March 31, 2026, and $0.4 million in property management fees during the three months ended March 31, 2025. These property management fees were paid in cash.
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
•(b) With respect to the salaries, wages, and benefits of all employees of the Advisor or its affiliates directly or indirectly involved in the performance of services (including the Company’s executive officers), these amounts must be comparable to market rates and reimbursements may not exceed, in any fiscal year,
(i) $3.0 million, or
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
Professional fees and other reimbursements for the three months ended March 31, 2026 were $1.3 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2026 were $1.3 million ($1.2 million were for salaries, wages, and benefits and $0.1 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three months ended March 31, 2025 were $1.6 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended March 31, 2025 was $1.6 million ($1.1 million were for salaries, wages, and benefits and $0.6 million related to administrative and overhead expenses).
Notes Payable to Related Parties

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Pursuant to the terms of a promissory note executed during the three months ended December 31, 2025 between the Company and the Advisor, the Company borrowed $0.7 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of December 31, 2025 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 7.67% and would have been callable on or after June 30, 2026. Amounts repaid under the promissory note may not be reborrowed. During the first quarter of 2026, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Pursuant to the terms of a promissory note executed during the three months ended March 31, 2026 between the Company and the Advisor, the Company borrowed $1.1 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of March 31, 2026 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 7.67% and would have been callable on or after June 30, 2026. Amounts repaid under the promissory note may not be reborrowed. During the second quarter of 2026, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (receivable) as of
(In thousands)	2026	2025	March 31, 2026	December 31, 2025
Ongoing fees:
Asset and property management fees to related parties	$1,552	$1,868	$574	$(280)
Professional fees and other reimbursements (1)	1,324	1,634	1,079	—
Total related party operation fees and reimbursements	$2,876	$3,502	$1,653	$(280)
________
(1)Amounts for the three months ended March 31, 2026 and 2025 are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Director Compensation
On August 18, 2020 the Company listed its shares of Class A common stock on the NYSE, and effective on that date, the Company’s independent directors approved a change to the Company’s director compensation program. Starting with the annual award of restricted shares made in connection with the Company’s 2021 annual meeting of stockholders, the amount of the annual award was increased from $30,000 to $65,000. No other changes have been made to the Company’s director compensation program.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of March 31, 2026 there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
The following table displays restricted share award activity during the three months ended March 31, 2026:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2025	136,173	$13.90
Granted	—	—
Vested	(408)	15.44
Forfeitures	—	—
Unvested, March 31, 2026	135,765	$13.90
As of March 31, 2026, the Company had $0.5 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 2.3 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million for each of the three months ended March 31, 2026 and March 31, 2025. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Note 13 — Income Taxes
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of March 31, 2026 and as of December 31, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its condensed consolidated statements of comprehensive income (loss).
There was no cash paid for income taxes during the three months ended March 31, 2026. The effective tax rate was zero for the three months ended March 31, 2026 and 2025. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2026. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the three months ended March 31, 2026. The Company remains in a net deferred tax asset position with a full valuation allowance as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had no material uncertain tax positions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Net loss attributable to common stockholders	$(7,775)	$(8,592)
Adjustments to net loss attributable to common stockholders	—	—
Adjusted net loss available to common stockholders - Basic and Diluted	$(7,775)	$(8,592)
Weighted average shares outstanding — Basic and Diluted	2,556,769	2,533,557
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.04)	$(3.39)
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

	Three Months Ended March 31,
	2026	2025
Unvested restricted shares (1)	135,765	100,798
Total weighted-average anti-dilutive common share equivalents	135,765	100,798
_______
(1)There were 135,765 and 100,789 unvested restricted shares outstanding as of March 31, 2026 and 2025, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the condensed consolidated financial statements other than the following:
As discussed in Note 10 — Related Party Transactions and Arrangements, under the Advisory Agreement, the Advisor elected to receive compensation in shares. On April 30, 2026, the Compensation Committee approved issuing 232,098 shares of Class A common stock to the Advisor under the Company’s 2020 Advisor Omnibus Incentive Compensation Plan, with an aggregate value of $1,910,169. The Company and the Advisor entered into a stock award agreement, and the Advisory Shares were issued on that date pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933. The issuance settled amounts owed to the Advisor, including liabilities accrued as of March 31, 2026 and additional amounts incurred through April 30, 2026.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include anticipated benefits of our election to terminate our status as a real estate investment trust; whether we will be able to successfully acquire new assets or businesses; potential adverse effects of the geopolitical instability; the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and the United States (“U.S.”) and Israel conflict with Iran, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; inflationary conditions and higher interest rate environment; economic uncertainties about the ultimate impact of tariffs imposed by, or imposed on, the United States and its trading relationships; that any potential future acquisition or disposition is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all, and that we may not be able to regain compliance with New York Stock Exchange’s (“NYSE”) continued listing requirements and rules, and the NYSE may delist the Company’s common stock, which could negatively affect the Company, the price of the Company’s common stock and shareholders’ ability to sell the Company’s common stock. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “2025 Annual Report”), this and our other Quarterly Reports on Form 10-Q and our other filings with the SEC.
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of March 31, 2026, we owned five properties consisting of approximately 0.7 million rentable square feet, acquired for an aggregate purchase price of $442.7 million with an overall occupancy of 76.4%, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process.
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
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the three months ended March 31, 2026 and 2025, please see Results of Operations — Leasing Activity below.

As of March 31, 2026 two of our mortgages encumbering three of our properties aggregating $60.0 million in principal are in default and/or remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section. The lenders of one mortgage in default, which is in respect of our 1140 Avenue of the Americas property, have accelerated the debt outstanding under the applicable loan agreement and in June 2025 initiated foreclosure litigation as a result of alleged defaults. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver, and the Company ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, the Company removed its related assets and liabilities from the consolidate balance sheet as of September 30, 2025. In addition, the 400 E. 67th Street/200 Riverside Blvd. properties are also in default and the lenders have accelerated the debt outstanding under the applicable loan agreement. See also Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of cash rent due across our entire portfolio for the three months ended March 31, 2026 (based on annualized straight-line rent as of March 31, 2026). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
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
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2025 Annual Report. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain information about the investment properties we owned as of March 31, 2026:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	44.3%	11.3
200 Riverside Blvd. - ICON Garage (2)	Sept. 2014	1	61,475	100.0%	11.3
123 William Street	Mar. 2015	1	544,610	73.8%	4.2
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	8.6
196 Orchard Street	Jul. 2019	1	60,297	100.0%	9.7
Total portfolio		5	742,632	76.4%	6.2
______
(1)Calculated on a weighted-average basis as of March 31, 2026, as applicable.
(2)On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by the property (See Note 5 — Mortgage Notes Payable, Net to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).

Results of Operations
Leasing Activity for the Three Months Ended March 31, 2026
The following table is a summary of our quarterly leasing activity during the three months ended March 31, 2026:

Q1 2026
Leasing activity:
New and replacement leases:
New and replacement leases commenced	—
Total square feet leased	—
Annualized straight-line rent per square foot (1)	$—
Weighted-average lease term (years) (2)	—

Terminated or expired leases:
Number of leases terminated or expired	3
Square feet	29,217
Annualized straight-line rent per square foot (1)	$47.64
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

Q1 2025
Leasing Activity:
New Leases:
New leases commenced	1
Total square feet leased	11,521
Annualized straight-line rent per square foot (1)	$9.50
Weighted-average lease term (years) (2)	0.1

Terminated or Expired Leases:
Number of leases terminated or expired	—
Total square feet terminated or expired	—
Annualized straight-line rent per square foot (1)	$—
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy decreased as of March 31, 2026 to 76.4% from a total portfolio occupancy of 82.0% as of March 31, 2025 from the following:
•Occupancy at our property located at 400 E. 67th Street remained the same at 44.3% for the period ended March 31, 2026 and 2025.
•Occupancy at our property located at 200 Riverside Blvd. remained the same at 100% for the period ended March 31, 2026 and 2025.
•Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended March 31, 2026 and 2025.
•Occupancy at our property located at 8713 Fifth Avenue remained the same at 100.0% for the period ended March 31, 2026 and 2025.
•Occupancy at 123 William Street decreased to 73.8% as of March 31, 2026 compared to 84.4% as of March 31, 2025. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the quarter ended September 30, 2025.
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
Comparison of Three Months Ended March 31, 2026 and 2025
As of March 31, 2026, we owned five properties, with one property, 1140 Avenue of the Americas, in a consensual foreclosure process, all of which were acquired prior to January 1, 2025. Our results of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily reflect changes due to leasing activity and occupancy.
Net loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $7.8 million for the quarter ended March 31, 2026, as compared to $8.6 million for the quarter ended March 31, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025	$
Revenue from tenants	$7,348	$12,308	$(4,960)

Operating expenses:
Asset and property management fees to related parties	1,552	1,868	(316)
Property operating	4,602	8,137	(3,535)
Equity-based compensation	91	92	(1)
General and administrative	2,313	3,135	(822)
Depreciation and amortization	2,520	3,591	(1,071)
Total operating expenses	11,078	16,823	(5,745)
Operating loss before gain on disposition of real estate investments	(3,730)	(4,515)	785
Gain on disposition of real estate investments	2,254	—	2,254
Operating loss	(1,476)	(4,515)	3,039
Other income (expenses):
Interest expense	(4,048)	(4,083)	35
Interest expense associated with property in receivership	(2,254)	—	(2,254)
Other income	3	6	(3)
Total other expenses	(6,299)	(4,077)	(2,222)
Net loss	$(7,775)	$(8,592)	$817
Revenue from Tenants
Revenue from tenants decreased to $7.3 million for the three months ended March 31, 2026 as compared to $12.3 million for the three months ended March 31, 2025 primarily due to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025, resulting in a $5.0 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
We incurred $1.6 million and $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended March 31, 2026 and 2025, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $4.6 million for the three months ended March 31, 2026 as compared to $8.1 million for the three months ended March 31, 2025. The decrease in expenses is primarily related to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025.
Gain on Disposition of Real Estate Investments
During the three months ended March 31, 2026, we recorded a gain on disposition of real estate investments of $2.3 million related to our 1140 Avenue of the Americas property, which represents the Company’s right to debt extinguishment on additional default interest incurred for the three months ended March 31, 2026 once the foreclosure process on the 1140 Avenue of the Americas property is completed. We did not record any gain on disposition of real estate investments for the three months ended March 31, 2025.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.1 million for the three months ended March 31, 2026 and 2025. These amounts are comprised of restricted share amortization expense.

General and Administrative Expenses
General and administrative expenses decreased to $2.3 million for the three months ended March 31, 2026 as compared to $3.1 million for three months ended March 31, 2025. The decrease in expenses is primarily due to lower external audit fees during the three months ended March 31, 2026.
Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $1.3 million during the three months ended March 31, 2026 and $1.6 million, during the three months ended March 31, 2025.
Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits, of which, $3.0 million is related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased to $2.5 million for the three months ended March 31, 2026 as compared to $3.6 million for the three months ended March 31, 2025. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025. For more information, please see our 2025 Annual Report.
Interest Expense
Interest expense remained materially consistent at $4.0 million for the three months ended March 31, 2026, as compared to $4.1 million for the three months ended March 31, 2025.
Interest Expense Associated with Property in Receivership
Interest expense increased to $2.3 million for the three months ended March 31, 2026 as compared to $0.0 for the three months ended March 31, 2025. The increase in interest expense associated with property in receivership is due to the court appointment of a receiver for 1140 Avenue of the Americas.
Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash used in operations from our net loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
Cash flows from operating activities:
Net loss	$(7,775)	$(8,592)	$817
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,520	3,591	(1,071)
Amortization of deferred financing costs	171	253	(82)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(18)	(124)	106
Equity-based compensation	91	92	(1)
Changes in assets and liabilities:
Straight-line rent receivable	(163)	120	(283)
Straight-line rent payable	—	27	(27)
Prepaid expenses, other assets and deferred costs	238	857	(619)
Accounts payable, accrued expenses and other liabilities	4,784	419	4,365
Deferred revenue	(30)	320	(350)
Net cash used in operating activities	(182)	(3,037)	$2,855
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.

Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash used in investing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
Cash flows from investing activities:
Capital expenditures	(101)	(72)	$(29)
Net cash used in investing activities	(101)	(72)	$(29)
Cash Flows from Financing Activities
The following table represents a reconciliation of our net cash provided by financing activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	1,050	—	1,050
Repayments of notes payable to related parties	(650)	—	(650)
Net cash provided by financing activities	400	—	400
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended March 31, 2026.
Cash, Cash Equivalents and Restricted Cash
As of March 31, 2026, we had cash and cash equivalents of $2.5 million as compared to $1.3 million for the year ended December 31, 2025.
We had restricted cash of $5.7 million as of March 31, 2026 as compared to $6.8 million as of December 31, 2025. Our restricted cash balance includes cash sweeps for 400 E 67th Street for $3.0 million and $3.7 million as of March 31, 2026 and December 31, 2025, respectively. The remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our condensed consolidated balance sheet as of March 31, 2026.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active (see below), to fund operating expenses at our other properties and other capital requirements during the quarter ended March 31, 2026.

As of March 31, 2026, we are operating under three cash traps at 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue, which together, represent 19% of the rentable square feet in our portfolio as of March 31, 2026. However, our 8713 Fifth Avenue property has not generated enough excess cash after debt service and as of March 31, 2026 there is no related cash maintained in a segregated and restricted cash account for that property. Additionally, as of March 31, 2026, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our condensed consolidated balance sheet. As of March 31, 2026 we had $3.0 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. properties. For additional information please see Note 5 — Mortgage Notes Payable, Net to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $251.0 million less cash and cash equivalents of $2.5 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $445.0 million plus our accumulated depreciation and amortization of $82.9 million less our contract asset of $110.9 million. As of March 31, 2026, our net debt was $248.5 million, our gross asset value was $417.0 million and our leverage was 59.6%.
As of March 31, 2026 our gross borrowings totaled $251.0 million, which bore interest at a weighted-average annual rate of 4.56%, excluding default interest, and had a weighted-average maturity of 1.3 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had four mortgage loans secured by our five properties with an aggregate balance of $251.0 million as of March 31, 2026 with a weighted-average effective interest rate of 4.56%, excluding default interest. All our mortgage loans bear interest at a fixed rate. This excludes our 1140 Avenue of the Americas property, which is in a consensual foreclosure process.
Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 22 quarters ended March 31, 2026. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of March 31, 2026 (refer to Note 6 - Property Disposition to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
On June 27, 2025, the trustee appointed to act on behalf of the lenders filed a complaint with the New York County Court, naming the OP and our subsidiary borrower under such loan agreement as defendants, requesting the New York County Court initiate foreclosure proceedings on the mortgage on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property. On July 21, 2025, the trustee filed a motion with the New York County Court to appoint a receiver with respect to the property. On August 6, 2025, we filed our answer to such complaint, which admitted in part, denied in part the material allegations and stated that we have insufficient knowledge and information upon which to form a belief as to whether we have, as of yet, unstated affirmative defenses available. Notwithstanding the OP being named as defendant in the complaint, the complaint does not allege events giving rise to a recourse obligation by the OP under the guaranty agreement related to the loan agreement, and we do not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.

In September 2025, we agreed with the lender to pursue a consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and we ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, we removed our related assets and liabilities from the condensed consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. As of March 31, 2026, the foreclosure has not concluded and therefore we continue to record accrued default interest. As a result, during the three months ended March 31, 2026 the Company recognized an additional gain of $2.3 million which is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2026.
We also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents our right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed. As a result of the additional gain recognized during the three months ended March 31, 2026, the total contract asset recorded on the balance sheet as of March 31, 2026 is $110.9 million and the total accrued interest associated with property under receivership recorded on the balance sheet as of March 31, 2026 is $11.9 million.
In addition, the 1140 Avenue of the Americas property includes a ground lease agreement, for more information on the ground lease please see Note 9 - Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Upon disposition of the 1140 Avenue of the Americas property, we removed the related ROU asset and lease liability from the condensed consolidated balance sheet.
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 22 quarters ended March 31, 2026. The principal amount for the loan was $10.0 million as of March 31, 2026. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that (i) the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and (ii) the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of March 31, 2026, although, the lender has not notified the Company of a determination that a breach of the debt service coverage ratio is due to imprudent management.
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of March 31, 2026. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of March 31, 2026 and December 31, 2025 we had $3.0 million and $3.7 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on our condensed consolidated balance sheet.

On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which we believed were without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to us, currently totaling $4.3 million. On June 10, 2025, the lender sent a second notice to us alleging defaults under such loan agreement as a result of (i) our failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) our failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, we have not responded to the second default notice. Further, we incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
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
On March 16, 2026, we filed our answer to such complaint, which admitted in part and denied in part the material allegations and asserted certain affirmative defenses. While the OP is named as a defendant in the complaint and the complaint alleges facts that under certain circumstances could give rise to limited recourse obligation by the OP under the guaranty agreement related to the loan agreement, we do not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of March 31, 2026 and continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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

Capital Expenditures
For the three months ended March 31, 2026, we funded an aggregate of $0.1 million of capital expenditures primarily related to provisions for tenant improvements at certain of our properties.
We may invest in additional capital expenditures to further enhance the value of our properties. Additionally, many of our lease agreements with tenants include provisions for tenant improvement allowances. The amount we expect to invest in capital expenditures during the full year 2026, including amounts we expect to fund under new or replacement leases, will likely be similar to the amount invested in 2025.

We funded our capital expenditures during the three months ended March 31, 2026 with (i) cash on hand, which included proceeds from previous financings, and (ii) cash retained from the Advisor either from (a) deferring payment of related-party management fees to the Advisor as needed or (b) providing a bridge loan when necessary.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2026 or 2025.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
We define adjusted EBITDA as net loss excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) impairment charges, (v) interest income and other income or expense, (vi) gains or losses on debt extinguishment, (vii) equity-based compensation expense, (vii) acquisition and transaction costs, (viii) gain or loss on asset sales and (ix) expenses paid with issuances of our common stock in lieu of cash.
The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(7,775)	$(8,592)
Interest expense	4,048	4,083
Interest expense associated with property in receivership	2,254	—
Tax expense (benefit)	—	—
Depreciation and amortization	2,520	3,591
EBITDA	1,047	(918)
Gain on disposition of real estate investments	(2,254)	—
Equity-based compensation	91	92
Other income	(3)	(6)
Adjusted EBITDA	$(1,119)	$(832)

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2026, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.3%. To help mitigate the adverse impact of inflation, approximately 75% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of March 31, 2026, based on straight-line rent, approximately 75% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 25% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2025 Annual Report.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. We identified a material weakness as of December 31, 2025 in our internal control over financial reporting, which was not fully remediated as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We concluded that our internal control over financial reporting was not effective as of December 31, 2025 and was not fully remediated as of March 31, 2026 with respect to the following: (i) a lack of segregation of duties over journal entry preparation, posting, and approval, and the absence of a standardized, documented independent review and approval process of journal entries following the end of each quarterly period to allow for a detailed review of accounting transaction that would identify errors in a timely manner, (ii) internal control over financial reporting where evidence of the sufficiency of managements review controls could not be determined including the objectives, review procedures, precision/thresholds, timing, and evidence of performance, which were not sufficiently defined or retained, and (iii) internal control over the safeguarding, segregation, and financial reporting of tenant security deposits.
As of the date of this Quarterly Report on Form 10-Q, management is in the process of evaluating and implementing remediation measures to address the identified material weaknesses. However, the material weaknesses will not be considered remediated until these controls have been designed, implemented, and operating effectively for a sufficient period of time.
Other than as described above, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Other than the consensual foreclosure process with respect to our 1140 Avenues of the Americas property as described other than as described in Note 5—Mortgage Notes Payable, Net- Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation—1140 Avenue of the Americas to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, and we direct your attention to those risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, and defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Dated: May 15, 2026