Form 10-Q
period 2026-06-30
American Strategic Investment Co.
filed 2026-08-12
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2026, the registrant had 3,163,632 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$114,099	$114,099
Buildings and improvements	268,970	268,474
Acquired intangible assets	5,389	5,389
Total real estate investments, at cost	388,458	387,962
Less accumulated depreciation and amortization	(85,267)	(80,579)
Total real estate investments, net	303,191	307,383
Cash and cash equivalents	2,422	1,297
Restricted cash	5,517	6,750
Contract asset	113,182	108,648
Prepaid expenses and other assets	2,915	3,169
Straight-line rent receivable	15,094	15,421
Deferred leasing costs, net	2,430	2,492
Total assets	$444,751	$445,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$249,908	$249,565
Debt associated with property in receivership	99,000	99,000
Accrued interest associated with property in receivership	14,182	9,648
Accounts payable, accrued expenses and other liabilities (including amounts due to/(from) related parties of $68 and $(280) at June 30, 2026 and December 31, 2025, respectively)	25,717	18,739
Note payable to related parties	870	650
Below-market lease liabilities, net	615	708
Deferred revenue	1,557	2,094
Total liabilities	391,849	380,404

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 3,163,632 and 2,692,941 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	32	27
Additional paid-in capital	736,008	731,793
Accumulated deficit	(683,138)	(667,064)
Total equity	52,902	64,756
Total liabilities and equity	$444,751	$445,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from tenants	$7,315	$12,222	$14,663	$24,530

Operating expenses:
Asset and property management fees to related parties	1,791	1,682	3,343	3,550
Property operating	4,303	7,987	8,905	16,124
Impairment of real estate investments	—	30,558	—	30,558
Equity-based compensation	63	92	154	184
General and administrative	2,884	2,172	5,197	5,307
Depreciation and amortization	2,490	3,545	5,010	7,136
Total operating expenses	11,531	46,036	22,609	62,859
Operating loss before gain on disposition of real estate investments	(4,216)	(33,814)	(7,946)	(38,329)
Gain on disposition of real estate investments	2,280	—	4,534	—
Operating loss	(1,936)	(33,814)	(3,412)	(38,329)
Other income (expense):
Interest expense	(4,086)	(7,850)	(8,134)	(11,933)
Interest expense associated with property in receivership	(2,280)	—	(4,534)	—
Other income	3	4	6	10
Total other expense	(6,363)	(7,846)	(12,662)	(11,923)
Net loss before income tax	(8,299)	(41,660)	(16,074)	(50,252)
Income tax expense	—	—	—	—
Net loss	$(8,299)	$(41,660)	$(16,074)	$(50,252)

Weighted-average shares outstanding — Basic and Diluted	2,733,561	2,541,402	2,645,856	2,537,501
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.04)	$(16.39)	$(6.08)	$(19.80)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2026
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	2,692,941	$27	$731,793	$(667,064)	$64,756
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	483,801	5	4,061	—	4,066
Equity-based compensation	1,238	—	154	—	154
Common stock withheld upon vesting of restricted stock	(7,143)	—	—	—	—
Forfeiture of restricted shares	(7,205)	—	—	—	—
Net loss	—	—	—	(16,074)	(16,074)
Balance, June 30, 2026	3,163,632	$32	$736,008	$(683,138)	$52,902

	Three Months Ended June 30, 2026
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2026	2,692,941	$27	$731,884	$(674,839)	$57,072
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	483,801	5	4,061	—	4,066
Equity-based compensation	1,238	—	63	—	63
Common stock withheld upon vesting of restricted stock	(7,143)	—	—	—	—
Forfeiture of restricted shares	(7,205)	—	—	—	—
Net loss	—	$—	$—	$(8,299)	$(8,299)
Balance, June 30, 2026	3,163,632	32	736,008	(683,138)	52,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	2,634,355	$27	$731,429	$(645,870)	$85,586
Equity-based compensation	—	—	184	—	184
Net loss	—	—	—	(50,252)	(50,252)
Balance, June 30, 2025	2,634,355	$27	$731,613	$(696,122)	$35,518

	Three Months Ended June 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2025	2,634,355	$27	$731,521	$(654,462)	$77,086
Equity-based compensation	—	—	92	—	92
Net loss	—	—	—	(41,660)	(41,660)
Balance, June 30, 2025	2,634,355	$27	$731,613	$(696,122)	$35,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,074)	$(50,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,010	7,136
Amortization of deferred financing costs	343	839
Accretion of below- and amortization of above-market lease liabilities and assets, net	(33)	(250)
Equity-based compensation	154	184
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	4,066	—
Impairments of real estate investments	—	30,558
Changes in assets and liabilities:
Straight-line rent receivable	(327)	468
Straight-line rent payable	—	51
Prepaid expenses, other assets and deferred costs	591	(1,058)
Accounts payable, accrued expenses and other liabilities	6,977	7,254
Deferred revenue	(537)	(469)
Net cash provided by (used in) operating activities	170	(5,539)
Cash flows from investing activities:
Capital expenditures	(498)	(558)
Net cash used in investing activities	(498)	(558)
Cash flows from financing activities:
Proceeds from notes payable to related parties	1,920	—
Repayments of notes payable to related parties	(1,700)	—
Net cash provided by financing activities	220	—
Net change in cash, cash equivalents and restricted cash	(108)	(6,097)
Cash, cash equivalents and restricted cash, beginning of period	8,047	18,935
Cash, cash equivalents and restricted cash, end of period	$7,939	$12,838

Cash and cash equivalents	$2,422	$5,313
Restricted cash	5,517	7,525
Cash, cash equivalents and restricted cash, end of period	$7,939	$12,838

Supplemental Disclosures:
Cash paid for interest	$5,495	$5,988
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	—	(251)
Accrued interest associated with property in receivership	4,534	—
Contract asset	(4,534)	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of June 30, 2026, the Company owned five properties consisting of 0.7 million rentable square feet, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process.
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
For the three and six months ended June 30, 2026, the Company continued to incur recurring losses from operations and net cash provided by operating activities for the six months ended June 30, 2026 was approximately $0.2 million. As of June 30, 2026, the Company had unrestricted cash of approximately $2.4 million and restricted cash of approximately $5.5 million, and current liabilities exceeded current assets. The Company experienced events of default and acceleration on loans encumbering two of the Company’s properties (see Note 5 — Mortgage Notes Payable, Net). The Company’s non-recourse mortgage secured by 123 William Street, with an outstanding principal balance of approximately $140.0 million, matures within one year of the date of issuance of these financial statements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the June 30, 2026 financial statements.
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
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2026. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
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
Cash Collection and Mortgage Covenant non-compliance
In prior periods, the COVID-19 pandemic caused certain of the Company’s tenants to be unable to make rent payments to the Company timely, or at all. Rent collections from the Company’s tenants have generally been timely in the six months ended June 30, 2026 and 2025 and no new COVID-19 deferral or abatement agreements were entered into. As of June 30, 2026 and 2025 the occupancy and operating results at (i) 8713 Fifth Avenue and (ii) 400 E. 67th Street/200 Riverside Blvd. have not yet fully recovered, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In the Company’s 400 E. 67th Street property, one major tenant's lease expired in September 2024 and the Company subsequently entered in to a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month leases ended. In addition at the Company’s 400 E. 67th Street property, another major tenant paid through the end of their lease, which was September 2025; however, they moved out of the space in the third quarter of 2024. See Note 5 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of June 30, 2026.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2026, these leases had a weighted-average remaining lease term of 6.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under ASC 842, the Company has reflected them on a net basis.
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
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the six months ended June 30, 2026 and 2025, the Company had no such reductions in revenue.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor are accounted for as operating leases. The Company evaluates new leases (by the Company or by a predecessor lessor/owner) pursuant to the guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of June 30, 2026, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Not Yet Adopted as of June 30, 2026
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
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2026 or 2025.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
In-place leases	$134	$341	$276	$721
Other intangibles	—	—	—	—
Total included in depreciation and amortization	$134	$341	$276	$721

Above-market lease intangibles	$29	$29	$59	$64
Below-market lease liabilities	(45)	(171)	(91)	(343)
Total included in revenue from tenants	$(16)	$(142)	$(32)	$(279)

Below-market ground lease, included in property operating expenses	$—	$12	$—	$25
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2026:

(In thousands)	2026 (remainder)	2027	2028	2029	2030	2031
In-place leases	$268	$536	$503	$341	$341	$341
Total to be included in depreciation and amortization	$268	$536	$503	$341	$341	$341

Above-market lease assets	$50	$101	$93	$75	$75	$75
Below-market lease liabilities	(90)	(180)	(180)	(142)	(22)	—
Total to be included in revenue from tenants	$(40)	$(79)	$(87)	$(67)	$53	$75
Significant Tenants
As of June 30, 2026 and June 30, 2025, there were two tenants whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Impairment Charges
The Company recorded an impairment charge of $7.1 million on its 1140 Avenue property during the three and six months ended June 30, 2025. This charge was recognized to reduce the property's carrying value to its estimated fair value. In September 2025, a New York County Court appointed receiver took control of the property at 1140 Avenue of the Americas, and the Company derecognized the property from its consolidated balance, see Note 6 — Property Dispositions.
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
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2026 and December 31, 2025 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2026	December 31, 2025	Effective Interest Rate	Interest Rate	Contractual Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage (1) (3)	2	50,000	50,000	4.59%	Fixed	Nov. 2025
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	5	251,000	251,000	4.56%
Less: deferred financing costs, net (2)		(1,092)	(1,435)
Mortgage notes payable, net		$249,908	$249,565
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
(3)The Company was informed by the lender pursuant to letters dated in November 2024, December 2024, January 2025 and June 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that first occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements failure to cooperate with the lender to cure the alleged cash management procedure failures, and failure to pay outstanding amounts due under such loan agreement beginning in April 2025. The Company responded to notices of default sent in November 2024, December 2024 and January 2025, rejecting the assertions made by the lender, and has not received a response from the lender. The Company has not responded to the notice of default received in June 2025. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property. On January 21, 2026, the lender initiated a foreclosure action, naming the Company’s subsidiary borrowers and the OP as defendants. On May 22, 2026, the lender filed a motion in the foreclosure action seeking the appointment of a receiver. On June 3, 2026, the lender, the Company’s subsidiary borrowers and OP entered into a settlement agreement that provides for the resolution of the foreclosure action, including consent to the appointment of a receiver and the entry of a judgment of foreclosure and sale, subject to the terms of the agreement. The lender filed the stipulation for appointment of a receiver on June 8, 2026, but it was opposed by the Board of Managers of 200 Riverside Blvd. at Trump Place Condominium (the “Condo Board”) because it asserts that it should be entitled to the rents from the property in satisfaction of common charges that it asserts are owed by the Company’s subsidiary borrower and that its right to payment of the common charges has priority over the rights of the lender. The Company retains control of the property as of June 30, 2026. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Collateral and Principal Payments
Real estate assets and intangible assets of $385.5 million, at cost (net of below-market lease liabilities), as of June 30, 2026 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the applicable property. This balance excludes the 1140 Avenue of the Americas property in court appointed receivership, which is held by the receiver as collateral for the underlying mortgage note payable. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2026:

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
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 23 quarters ended June 30, 2026. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of June 30, 2026 (refer to Note 6 — Property Disposition).
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company as a cure for the February event of default. On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate per annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) 5% above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. Based on the above, total effective interest is 9.11%, including 5.00% default interest, and as of June 30, 2026, the Company has $14.2 million in accrued interest.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of receiver, the Company removed its related assets and liabilities from the condensed consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. As of June 30, 2026, the foreclosure has not concluded and therefore the Company continues to record accrued default interest. As a result, during the three and six months ended June 30, 2026, the Company recognized an additional gain of $2.3 million and $4.5 million, respectively, which is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. For additional information, see Note 6 — Property Disposition.
8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 23 quarters ended June 30, 2026. The principal amount for the loan was $10.0 million as of June 30, 2026. The breach of the first part of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Separately, in the event that (i) the debt service coverage ratio is in breach for two consecutive calendar quarters and (ii) the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of June 30, 2026, the lender has not notified the Company of a determination that a breach of the debt service coverage ratio is due to imprudent management.
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of June 30, 2026. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, and (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of June 30, 2026 and December 31, 2025 the Company had $3.3 million and $3.7 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s condensed consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believed were without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to the Company, currently totaling $5.4 million. On June 10, 2025, the lender sent a second notice to the Company alleging defaults under such loan agreement as a result of (i) the Company’s failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) the Company’s failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the second default notice. Further, the Company incurred a liability as of June 30, 2026 in relation to the June 10, 2025 default notice. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the properties as a result thereof. In such notice, the lender notified the Company that, due to the alleged events of default under the loan agreement governing such indebtedness, the loan had been accelerated, and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement.
On January 21, 2026, the trustee appointed to act on behalf of the lenders filed a complaint with the New York County Court, naming the OP and the Company’s subsidiary borrowers under such loan agreement as defendants, requesting the court enter a judgment of foreclosure on the property and that the OP and such subsidiary borrowers pay the lender the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property.
On March 16, 2026, the Company’s subsidiary borrowers and OP filed their answer to such complaint, which admitted in part and denied in part the material allegations and asserted certain affirmative defenses. While the OP is named as a defendant in the complaint and the complaint alleges facts that under certain circumstances could give rise to limited recourse obligation by the OP under the guaranty agreement related to the loan agreement, the Company does not believe that any of the allegations against the OP are sufficient to trigger any such recourse obligation of the OP under the guaranty agreement.
On June 3, 2026, the trustee, the Company’s borrower subsidiaries and OP entered into a settlement agreement that provides for the resolution of the foreclosure action, including consent to the appointment of a receiver and the entry of a judgment of foreclosure and sale, subject to the terms of the agreement.
The lender filed the stipulation for appointment of a receiver on June 8, 2026, but it was opposed by the Condo Board because it asserts that, pursuant to the Condominium’s declaration and by-laws, its right to collect rents in satisfaction of allegedly unpaid common charges from the Company’s subsidiary borrower’s unit is prior and superior to the lender's right under the mortgage. The Condo Board has a separate action pending in the New York County Court asserting claims against the lender, the Company’s subsidiary borrower, and the tenant with respect to the collection and retention of rents from the unit, which the Condo Board asserts should be used to satisfy common charges. As of June 30, 2026, the Company retained control of the property.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of June 30, 2026 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies, tenants placed on a cash basis continue to not pay rent, or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
In connection with this, the Company removed its related assets and liabilities from the consolidated balance sheet effective September 11, 2025, the date the New York County Court appointed receiver took control of the property (excluding accounts payable and accrued expenses totaling approximately $2.0 million, retained by the Company), and recognized a gain of $47.9 million which is reflected in the condensed consolidated statements of operations for the year ended December 31, 2025. As of June 30, 2026, the foreclosure has not concluded and therefore the Company continues to record accrued default interest. As a result, during the three and six months ended June 30, 2026 the Company recognized an additional gain of $2.3 million and $4.5 million, respectively, which is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
The Company also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents the Company’s right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed. As a result of the additional gain recognized during the six months ended June 30, 2026, the total contract asset recorded on the balance sheet as of June 30, 2026 is $113.2 million and the total accrued interest associated with property under receivership recorded on the balance sheet as of June 30, 2026 is $14.2 million.
In addition, the 1140 Avenue of the Americas property includes a ground lease agreement, for more information on the ground lease please see Note 9 — Commitments and Contingencies. Upon disposition of the 1140 Avenue of the Americas property, the Company removed the related ROU asset and lease liability from the condensed consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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
The fair values of the Company’s financial instruments that are not reported at fair value on the condensed consolidated balance sheet are reported below:

		June 30, 2026		December 31, 2025
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	140,000	137,747	140,000	136,990
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage(1)	3	50,000	30,565	50,000	30,314
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,668	10,000	9,763
Mortgage note payable — 196 Orchard Street	3	51,000	46,925	51,000	47,222
Total		$251,000	$224,905	$251,000	$224,289
Note 8 — Stockholders’ Equity
As of June 30, 2026 and December 31, 2025, the Company had 3.2 million and 2.7 million shares of common stock outstanding including unvested restricted shares, respectively. As of June 30, 2026, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the second amended and restated advisory agreement with the Advisor dated as of November 16, 2018 (as amended and restated from time to time, the “Advisory Agreement”), and the property management agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement, please see Note 10 — Related Party Transactions and Arrangements. There were 483,801 shares issued in lieu of cash for asset management and property management services rendered during the three and six months ended June 30, 2026. There were no shares issued in lieu of cash for asset management and property management services rendered during the three and six months ended June 30, 2025.

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
April 2026	The Advisor	Advisory Agreement	232,098	$8.23
June 2026	The Advisor	Advisory Agreement	251,703	$8.75
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the condensed consolidated balance sheets in the period dividends or other distributions are declared. During the six months ended June 30, 2026 and year ended December 31, 2025, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
For the three and six months ended June 30, 2026, the Company paid cash of $0.0 million for amounts included in the measurement of lease liabilities and recorded expense of $0.0 million on a straight-line basis in accordance with the standard. For the three and six months ended June 30, 2025, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million on a straight-line basis in accordance with the standard.
Upon disposition of the 1140 Avenue of the Americas property, the Company removed the ground lease agreement ROU asset and lease liability from the condensed consolidated balance sheet.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of the Americas and 400 E. 67th Street/200 Riverside Blvd. properties as set forth Note 5 —

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Mortgage Notes Payable— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation there are no material legal proceedings pending or known to be contemplated against the Company as of June 30, 2026.
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
In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, the Company was required to submit to NYSE a business plan that demonstrates compliance with Section 802.01B of the Manual within 18 months of receipt of the Notice. The Listing Operations Committee of NYSE reviewed and accepted the business plan provided by the Company, and at which time the Company is subject to ongoing quarterly monitoring for compliance with the business plan.
The Notice had no immediate effect on the listing of the Company’s Class A common stock, which continued to be listed and traded on NYSE during the cure periods outlined above, subject to the Company’s compliance with other NYSE continued listing requirements.
On July 22, 2026, the NYSE notified the Company that it is now considered back in compliance with the NYSE's minimum market capitalization and stockholders' equity requirements under Section 802.01B of the Manual. The Company will be subject to normal continued listing monitoring in accordance with the NYSE Manual. If the Company is again determined to be below any of the continued listing standards within 12 months of the date of the notification letter, the NYSE will review the reason(s) for falling below such standards, which may include a re-evaluation of the Company’s original method of financial recovery. The NYSE will then take the appropriate action, which, depending on circumstances, may include truncating the compliance procedures described in the NYSE Manual or beginning the initiation of NYSE trading suspension procedures.
The below-compliance indicator (BC) previously transmitted with respect to the Company's Class A common stock is no longer being transmitted and the Company has been removed from the list of NYSE noncompliant issuers on the NYSE’s website.
As of August 2025, the Company entered into a real estate tax payment plan with the New York City Department of Finance for its 123 William Street Property. In April 2026, the Company rolled the original plan into a second plan regarding $6,219,212.92 in outstanding principal of real estate taxes at 123 William Street with a term of 2 years and an interest rate of 16% set by the New York City Department of Finance. The Company is required to make monthly payments of $304,819.93. Payments began in July 2026.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2026, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2026 and December 31, 2025, entities wholly owned by AR Global owned 1,020,053 and 536,252 shares of the Company’s outstanding Class A common stock, respectively. As of June 30, 2026 and December 31, 2025, Bellevue owned approximately 66.3% and 58.3% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.
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
June 30, 2026
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended June 30, 2026 or 2025.
Management Fee Expense
The Company recorded expense of $1.5 million and $3.0 million for the base asset management fees during the three and six months ended June 30, 2026 and 2025, respectively. There were no variable management fees incurred in either of these periods. The base asset management fees and monthly management fees for the three and six months ended June 30, 2026 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis. The base asset management fees and monthly management fees for the three and six months ended June 30, 2025 were paid in cash.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
The Company incurred approximately $0.3 million in property management fees during the three and six months ended June 30, 2026, and $0.2 million and $0.5 million in property management fees during the three and six months ended June 30, 2025, respectively. The property management fees for the three and six months ended June 30, 2026 were paid partially with cash and partly with shares of the Company’s Class A common stock. The property management fees for the three and six months ended June 30, 2025 were paid in cash.
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
Professional fees and other reimbursements for the three and six months ended June 30, 2026 were $1.3 million and $2.7 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2026 were $1.3 million ($1.0 million were for salaries, wages, and benefits and $0.3 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2026 were $2.7 million ($2.0 million were for salaries, wages, and benefits and $0.7 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three and six months ended June 30, 2025 were $1.0 million and $2.6 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended June 30, 2025 was $1.0 million ($0.8 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the six months ended June 30, 2025 was $2.6 million ($1.8 million were for salaries, wages, and benefits and $0.8 million related to administrative and overhead expenses).

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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
Pursuant to the terms of a promissory note executed during the three months ended June 30, 2026 between the Company and the Advisor, the Company borrowed $0.9 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of June 30, 2026 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 7.67% and would have been callable on or after September 30, 2026. Amounts repaid under the promissory note may not be reborrowed. During the third quarter of 2026, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Ongoing fees:
Asset and property management fees to related parties	$1,791	$1,681	$3,343	$3,550	$68	$(280)
Professional fees and other reimbursements (1)	1,292	995	2,662	2,629	—	—
Total related party operation fees and reimbursements	$3,083	$2,676	$6,005	$6,179	$68	$(280)
________
(1)Amounts for the three and six months ended June 30, 2026 and 2025 are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of June 30, 2026, there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
The following table displays restricted share award activity during the six months ended June 30, 2026:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2025	136,173	$13.90
Granted	—	—
Vested	(18,775)	11.22
Forfeitures	(7,205)	8.72
Unvested, June 30, 2026	110,193	$14.70
As of June 30, 2026, the Company had $0.5 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 2.1 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Compensation expense related to restricted share awards was approximately $0.1 million for the three and six months ended June 30, 2025. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 13 — Income Taxes
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of June 30, 2026 and as of December 31, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its condensed consolidated statements of comprehensive income (loss).
There was no cash paid for income taxes during the six months ended June 30, 2026 or 2025. The effective tax rate was zero for the six months ended June 30, 2026 and 2025. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2026. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the six months ended June 30, 2026. The Company remains in a net deferred tax asset position with a full valuation allowance as of both June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company had no material uncertain tax positions.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net loss attributable to common stockholders	$(8,299)	$(41,660)	$(16,074)	$(50,252)
Adjustments to net loss attributable to common stockholders	—	—	—	—
Adjusted net loss available to common stockholders - Basic and Diluted	$(8,299)	$(41,660)	$(16,074)	$(50,252)
Weighted average shares outstanding — Basic and Diluted	2,733,561	2,541,402	2,645,856	2,537,501
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.04)	$(16.39)	$(6.08)	$(19.80)
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
June 30, 2026
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted shares (1)	125,813	90,826	130,761	95,784
Total weighted-average anti-dilutive common share equivalents	125,813	90,826	130,761	95,784
_______
(1)There were 110,193 and 75,202 unvested restricted shares outstanding as of June 30, 2026 and 2025, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that other than as disclosed, there have not been any additional events that have occurred that would require adjustments to disclosures in the condensed consolidated financial statements.

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
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of June 30, 2026, we owned five properties consisting of approximately 0.7 million rentable square feet, acquired for an aggregate purchase price of $442.7 million with an overall occupancy of 74.8%, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process.
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
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the six months ended June 30, 2026 and 2025, please see Results of Operations — Leasing Activity below.

As of June 30, 2026 two of our mortgages encumbering three of our properties aggregating $60.0 million in principal are in default and/or remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section. The lenders of one mortgage in default, which is in respect of our 1140 Avenue of the Americas property, have accelerated the debt outstanding under the applicable loan agreement and in June 2025 initiated foreclosure litigation as a result of alleged defaults. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver, and the Company ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, the Company removed its related assets and liabilities from the consolidated balance sheet as of September 30, 2025. In addition, the 400 E. 67th Street/200 Riverside Blvd. properties are also in default and the lenders have accelerated the debt outstanding under the applicable loan agreement. See also Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of cash rent due across our entire portfolio for the six months ended June 30, 2026 (based on annualized straight-line rent as of June 30, 2026). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
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

Properties
The following table presents certain information about the investment properties we owned as of June 30, 2026:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	44.3%	11.0
200 Riverside Blvd. - ICON Garage (2)	Sept. 2014	1	61,475	100.0%	11.0
123 William Street	Mar. 2015	1	544,610	71.7%	4.3
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	8.4
196 Orchard Street	Jul. 2019	1	60,297	100.0%	9.4
Total portfolio		5	742,632	74.8%	6.1
______
(1)Calculated on a weighted-average basis as of June 30, 2026, as applicable.
(2)On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by the property (See also Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).

Results of Operations
Leasing Activity for the Six Months Ended June 30, 2026
The following table is a summary of our quarterly leasing activity during the six months ended June 30, 2026:

	Q1 2026	Q2 2026
Leasing activity:
New and replacement leases:
New and replacement leases commenced	—	—
Total square feet leased	—	—
Annualized straight-line rent per square foot (1)	$—	$—
Weighted-average lease term (years) (2)	—	—

Terminated or expired leases:
Number of leases terminated or expired	3	1
Square feet	29,217	11,521
Annualized straight-line rent per square foot (1)	$47.64	$12.29
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Leasing Activity for the Six Months Ended June 30, 2025
The following table is a summary of our quarterly leasing activity during the six months ended June 30, 2025:

	Q1 2025	Q2 2025
Leasing Activity:
New Leases:
New leases commenced	1	6
Total square feet leased	11,521	72,016
Annualized straight-line rent per square foot (1)	$9.50	$252.93
Weighted-average lease term (years) (2)	0.1	13.9

Terminated or Expired Leases:
Number of leases terminated or expired	—	2
Total square feet terminated or expired	—	32,356
Annualized straight-line rent per square foot (1)	$—	$6.51
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy decreased as of June 30, 2026 to 74.8% from a total portfolio occupancy of 82.0% as of June 30, 2025 from the following:
•Occupancy at our property located at 400 E. 67th Street remained the same at 44.3% for the period ended June 30, 2026 and 2025.
•Occupancy at our property located at 200 Riverside Blvd. remained the same at 100% for the period ended June 30, 2026 and 2025.
•Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended June 30, 2026 and 2025.
•Occupancy at our property located at 8713 Fifth Avenue remained the same at 100.0% for the period ended June 30, 2026 and 2025.
•Occupancy at 123 William Street decreased to 71.7% as of June 30, 2026 compared to 84.4% as of June 30, 2025. The decrease in occupancy was due to a lease amendment and a tenant occupying less space and an early termination with a tenant during the quarter ended September 30, 2025.
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
Comparison of Three Months Ended June 30, 2026 and 2025
As of June 30, 2026, we owned five properties, with one property, 1140 Avenue of the Americas, in a consensual foreclosure process, all of which were acquired prior to January 1, 2025. Our results of operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily reflect changes due to leasing activity and occupancy.
Net loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $8.3 million for the quarter ended June 30, 2026, as compared to $41.7 million for the quarter ended June 30, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	$
Revenue from tenants	$7,315	$12,222	$(4,907)

Operating expenses:
Asset and property management fees to related parties	1,791	1,682	109
Property operating	4,303	7,987	(3,684)
Impairment of real estate investments	—	30,558	(30,558)
Equity-based compensation	63	92	(29)
General and administrative	2,884	2,172	712
Depreciation and amortization	2,490	3,545	(1,055)
Total operating expenses	11,531	46,036	(34,505)
Operating loss before gain on disposition of real estate investments	(4,216)	(33,814)	29,598
Gain on disposition of real estate investments	2,280	—	2,280
Operating loss	(1,936)	(33,814)	31,878
Other income (expenses):
Interest expense	(4,086)	(7,850)	3,764
Interest expense associated with property in receivership	(2,280)	—	(2,280)
Other income	3	4	(1)
Total other expenses	(6,363)	(7,846)	1,483
Net loss before income taxes	(8,299)	(41,660)	33,361
Income tax expense	—	—	—
Net loss	$(8,299)	$(41,660)	$33,361
Revenue from Tenants
Revenue from tenants decreased to $7.3 million for the three months ended June 30, 2026 as compared to $12.2 million for the three months ended June 30, 2025 primarily due to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025, resulting in a $4.9 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
We incurred $1.8 million and $1.7 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended June 30, 2026 and 2025, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $4.3 million for the three months ended June 30, 2026 as compared to $8.0 million for the three months ended June 30, 2025. The decrease in expenses is primarily related to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025.
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

Gain on Disposition of Real Estate Investments
During the three months ended June 30, 2026, we recorded a gain on disposition of real estate investments of $2.3 million related to our 1140 Avenue of the Americas property, which represents the Company’s right to debt extinguishment on additional default interest incurred for the three months ended June 30, 2026 once the foreclosure process on the 1140 Avenue of the Americas property is completed. We did not record any gain on disposition of real estate investments for the three months ended June 30, 2025.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.1 million for the three months ended June 30, 2026 and 2025. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses increased to $2.9 million for the three months ended June 30, 2026 as compared to $2.2 million for three months ended June 30, 2025.
Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $1.3 million during the three months ended June 30, 2026 and $1.0 million, during the three months ended June 30, 2025.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $2.5 million for the three months ended June 30, 2026 as compared to $3.5 million for the three months ended June 30, 2025. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025. For more information, please see our 2025 Annual Report.
Interest Expense
Interest expense decreased from $4.1 million for the three months ended June 30, 2026, as compared to $7.9 million for the three months ended June 30, 2025. The decrease in interest expense can primarily be attributed to the interest expense related to the 1140 Avenue of the Americas property in court appointed receivership.
Interest Expense Associated with Property in Receivership
Interest expense increased to $2.3 million for the three months ended June 30, 2026 as compared to $0.0 million for the three months ended June 30, 2025. The increase in interest expense associated with property in receivership is due to the court appointment of a receiver for 1140 Avenue of the Americas.
Comparison of Six Months Ended June 30, 2026 and 2025
As of June 30, 2026, we owned five properties, with one property, 1140 Avenue of the Americas, in a consensual foreclosure process, all of which were acquired prior to January 1, 2025. Our results of operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $16.1 million for the six months ended June 30, 2026, as compared to $50.3 million for the six months ended June 30, 2025. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Six Months Ended June 30,		Increase
(in thousands)	2026	2025	(Decrease)
Revenue from tenants	$14,663	$24,530	$(9,867)

Operating expenses:
Asset and property management fees to related parties	3,343	3,550	(207)
Property operating	8,905	16,124	(7,219)
Impairment of real estate investments	—	30,558	(30,558)
Equity-based compensation	154	184	(30)
General and administrative	5,197	5,307	(110)
Depreciation and amortization	5,010	7,136	(2,126)
Total operating expenses	22,609	62,859	(40,250)
Operating loss before gain on disposition of real estate investments	(7,946)	(38,329)	30,383
Gain on disposition of real estate investments	4,534	—	4,534
Operating loss	(3,412)	(38,329)	34,917
Other income (expenses):			—
Interest expense	(8,134)	(11,933)	3,799
Interest expense associated with receivership	(4,534)	—	(4,534)
Other income	6	10	(4)
Total other expense	(12,662)	(11,923)	(739)
Net loss before income taxes	(16,074)	(50,252)	34,178
Income tax expense	—	—	—
Net loss and net loss attributable to common stockholders	(16,074)	(50,252)	34,178
Revenue from Tenants
Revenue from tenants decreased to $14.7 million for the six months ended June 30, 2026, from $24.5 million for the six months ended June 30, 2025. The decrease was primarily due to the disposition of 1140 Avenue of the Americas during the year ended December 31, 2025, resulting in a $9.9 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $3.3 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $8.9 million for the six months ended June 30, 2026 as compared to $16.1 million for the six months ended June 30, 2025. The decrease in expenses is primarily related to the disposition of 1140 Avenue of the Americas during the year ended December 31, 2025.
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

Gain on Disposition of Real Estate Investments
During the six months ended June 30, 2026, we recorded a gain on disposition of real estate investments of $4.5 million related to our 1140 Avenue of Americas property, which represents the Company’s right to debt extinguishment on additional default interest incurred for the six months ended June 30, 2026 once the foreclosure process on the 1140 Avenue of the Americas property is completed. We did not record any gain on disposition of real estate investments for the six months ended June 30, 2025.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.2 million for the six months ended June 30, 2026 and 2025. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses decreased to $5.2 million for the six months ended June 30, 2026 compared to $5.3 million for the six months ended June 30, 2025.
Total reimbursement expenses for administrative and personnel services provided by the Advisor were $2.7 million during the six months ended June 30, 2026 and were $2.6 million during the six months ended June 30, 2025.
Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits. Of which $3.0 million is related to salaries, wages, and benefits and $0.4 million related to administrative and overhead expenses. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased to $5.0 million for the six months ended June 30, 2026, compared to $7.1 million for the six months ended June 30, 2025. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025. For more information, please see our 2025 Annual Report.
Interest Expense
Interest expense decreased to $8.1 million for the six months ended June 30, 2026 as compared to $11.9 million for the six months ended June 30, 2025. The decrease in interest expense can primarily be attributed to the interest expense related to the 1140 Avenue of the Americas property in court appointed receivership.
Interest Expense Associated with Property in Receivership
Interest expense increased to $4.5 million for the six months ended June 30, 2026 as compared to $0.0 million for the six months ended June 30, 2025. The increase in interest expense associated with property in receivership is due to the court appointment of a receiver for 1140 Avenue of Americas.

Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash used in operations from our net loss for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
Cash flows from operating activities:
Net loss	$(16,074)	$(50,252)	$34,178
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,010	7,136	(2,126)
Amortization of deferred financing costs	343	839	(496)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(33)	(250)	217
Equity-based compensation	154	184	(30)
Management fees paid/reinvested in common stock by the Advisor	4,066	—	4,066
Impairments of real estate investments	—	30,558	(30,558)
Changes in assets and liabilities:
Straight-line rent receivable	(327)	468	(795)
Straight-line rent payable	—	51	(51)
Prepaid expenses, other assets and deferred costs	591	(1,058)	1,649
Accounts payable, accrued expenses and other liabilities	6,977	7,254	(277)
Deferred revenue	(537)	(469)	(68)
Net cash provided by (used in) operating activities	170	(5,539)	$5,709
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash used in investing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
Cash flows from investing activities:
Capital expenditures	(498)	(558)	$60
Net cash used in investing activities	(498)	(558)	$60
Cash Flows from Financing Activities
The following table represents a reconciliation of our net cash provided by financing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	1,920	—	1,920
Repayments of notes payable to related parties	(1,700)	—	(1,700)
Net cash provided by financing activities	220	—	220

Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended June 30, 2026.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2026, we had cash and cash equivalents of $2.4 million as compared to $1.3 million for the year ended December 31, 2025.
We had restricted cash of $5.5 million as of June 30, 2026 as compared to $6.8 million as of December 31, 2025. Our restricted cash balance includes cash sweeps for 400 E 67th Street for $3.3 million and $3.7 million as of June 30, 2026 and December 31, 2025, respectively. The remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our condensed consolidated balance sheet as of June 30, 2026.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active (see below), to fund operating expenses at our other properties and other capital requirements during the quarter ended June 30, 2026.
As of June 30, 2026, we are operating under three cash traps at 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue, which together, represent 19% of the rentable square feet in our portfolio as of June 30, 2026. However, our 8713 Fifth Avenue property has not generated enough excess cash after debt service and as of June 30, 2026 there is no related cash maintained in a segregated and restricted cash account for that property. Additionally, as of June 30, 2026, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our condensed consolidated balance sheet. As of June 30, 2026 we had $3.3 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. properties. See also Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $251.0 million less cash and cash equivalents of $2.4 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $444.8 million plus our accumulated depreciation and amortization of $85.3 million less our contract asset of $113.2 million. As of June 30, 2026, our net debt was $248.6 million, our gross asset value was $416.8 million and our leverage was 59.6%.
As of June 30, 2026 our gross borrowings totaled $251.0 million, which bore interest at a weighted-average annual rate of 4.56%, excluding default interest, and had a weighted-average maturity of 1.1 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had four mortgage loans secured by our five properties with an aggregate balance of $251.0 million as of June 30, 2026 with a weighted-average effective interest rate of 4.56%, excluding default interest. All our mortgage loans bear interest at a fixed rate. This excludes our 1140 Avenue of the Americas property, which is in a consensual foreclosure process.

Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 23 quarters ended June 30, 2026. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of June 30, 2026 (refer to Note 6 - Property Disposition to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
In September 2025, we agreed with the lender to pursue a consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and we ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, we removed our related assets and liabilities from the condensed consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. As of June 30, 2026, the foreclosure has not concluded and therefore we continue to record accrued default interest. As a result, during the three and six months ended June 30, 2026, the Company recognized an additional gain of $2.3 million and $4.5 million which is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
We also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents our right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed. As a result of the additional gain recognized during the six months ended June 30, 2026, the total contract asset recorded on the balance sheet as of June 30, 2026 is $113.2 million and the total accrued interest associated with property under receivership recorded on the balance sheet as of June 30, 2026 is $14.2 million.
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
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 23 quarters ended June 30, 2026. The principal amount for the loan was $10.0 million as of June 30, 2026. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.

Additionally, in the event that (i) the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and (ii) the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of June 30, 2026, although, the lender has not notified the Company of a determination that a breach of the debt service coverage ratio is due to imprudent management.
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of June 30, 2026. Under the loan agreement, a lease sweep period is triggered, when (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease is surrendered or terminated prior to the expiration date, (iv) if the major tenant discontinues its operations and the major tenants long term debt is not rated lower than investment grade, (v) any material default under the major tenant’s lease, (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of June 30, 2026 and December 31, 2025 we had $3.3 million and $3.7 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on our condensed consolidated balance sheet.
On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which we believed were without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to us, currently totaling $5.4 million. On June 10, 2025, the lender sent a second notice to us alleging defaults under such loan agreement as a result of (i) our failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) our failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, we have not responded to the second default notice. Further, we incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
On November 6, 2025, we received a notice from the special servicer on behalf of the lender identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the property as a result thereof. In such notice, the lender notified us that, due to the alleged events of default under the loan agreement, the loan had been accelerated, and all amounts under the loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement. We are evaluating our options with respect to the property and there can be no assurance as to the resolution of these matters with the lender.
On January 21, 2026, the trustee appointed to act on behalf of the lenders filed a complaint with the New York County Court, naming the OP and our subsidiary borrowers under such loan agreement as defendants, requesting the court enter a judgment of foreclosure on the property and that the OP and such borrower pay the lenders the amount of the debt, inclusive of certain accrued fees and expenses, remaining unsatisfied after the sale of the property.
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
On June 3, 2026, we entered into a settlement agreement that provides for the resolution of the foreclosure action, including consent to the appointment of a receiver and the entry of a judgment of foreclosure and sale, subject to the terms of the agreement.

The lender filed the stipulation for appointment of a receiver on June 8, 2026, but it was opposed by the Condominium Board of the property (the “Condo Board”) because it asserts that, pursuant to the Condominium’s declaration and by-laws, its right to collect rents in satisfaction of allegedly unpaid common charges from our unit is prior and superior to the lender's right under the mortgage. The Condo Board has a separate action pending in the New York County Court asserting claims against the lender, us, and the tenant with respect to the collection and retention of rents from the unit, which the Condo Board asserts should be used to satisfy such common charges.
Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of June 30, 2026 and continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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

Capital Expenditures
For the six months ended June 30, 2026, we funded an aggregate of $0.5 million of capital expenditures primarily related to provisions for tenant improvements at certain of our properties.
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
We funded our capital expenditures during the six months ended June 30, 2026 with (i) cash on hand, which included proceeds from previous financings, and (ii) cash retained from the Advisor either from (a) deferring payment of related-party management fees to the Advisor as needed or (b) providing a bridge loan when necessary.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the six months ended June 30, 2026 or 2025.
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
The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss and net loss attributable to common stockholders (in accordance with GAAP)	$(8,299)	$(41,660)	$(16,074)	$(50,252)
Interest expense	4,086	7,850	8,134	11,933
Interest expense associated with property in receivership	2,280	—	4,534	—
Tax expense (benefit)	—	—	—	—
Depreciation and amortization	2,490	3,545	5,010	7,136
EBITDA	557	(30,265)	1,604	(31,183)
Impairment of real estate investments	—	30,558	—	30,558
Gain on disposition of real estate investments	(2,280)	—	(4,534)	—
Equity-based compensation	63	92	154	184
Other income	3	4	6	10
Management fees paid in common stock to the Advisor in lieu of cash	4,066	—	4,066	—
Adjusted EBITDA	$2,409	$389	$1,296	$(431)
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2026, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.5%. To help mitigate the adverse impact of inflation, approximately 72% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of June 30, 2026, based on straight-line rent, approximately 72% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 28% do not contain any escalation provisions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2025 Annual Report.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. We identified a material weakness as of December 31, 2025 in our internal control over financial reporting, which was not fully remediated as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We concluded that our internal control over financial reporting was not effective as of December 31, 2025 and was not fully remediated as of June 30, 2026 with respect to the following: (i) a lack of segregation of duties over journal entry preparation, posting, and approval, and the absence of a standardized, documented independent review and approval process of journal entries following the end of each quarterly period to allow for a detailed review of accounting transaction that would identify errors in a timely manner, (ii) internal control over financial reporting where evidence of the sufficiency of managements review controls could not be determined including the objectives, review procedures, precision/thresholds, timing, and evidence of performance, which were not sufficiently defined or retained, and (iii) internal control over the safeguarding, segregation, and financial reporting of tenant security deposits.
As of the date of this Quarterly Report on Form 10-Q, management is in the process of evaluating and implementing remediation measures to address the identified material weaknesses. However, the material weaknesses will not be considered remediated until these controls have been designed, implemented, and operating effectively for a sufficient period of time.
Other than as described above, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Other than the consensual foreclosure process with respect to our 1140 Avenues of the Americas property and 400 E. 67th Street/200 Riverside Blvd. properties as described in Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, and we direct your attention to those risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, and defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Dated: August 12, 2026