Form 10-Q
period 2026-09-30
American Strategic Investment Co.
filed 2026-11-13
CIK 1595527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2026, the registrant had 3,568,650 shares of Class A common stock outstanding.

AMERICAN STRATEGIC INVESTMENT CO.

INDEX TO FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$114,099	$114,099
Buildings and improvements	269,294	268,474
Acquired intangible assets	4,372	5,389
Total real estate investments, at cost	387,765	387,962
Less accumulated depreciation and amortization	(86,576)	(80,579)
Total real estate investments, net	301,189	307,383
Cash and cash equivalents	5,323	1,297
Restricted cash	6,161	6,750
Contract asset	115,486	108,648
Prepaid expenses and other assets	2,914	3,169
Straight-line rent receivable	14,962	15,421
Deferred leasing costs, net	2,357	2,492
Total assets	$448,392	$445,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$250,079	$249,565
Debt associated with property in receivership	99,000	99,000
Accrued interest associated with property in receivership	16,486	9,648
Accounts payable, accrued expenses and other liabilities (including amounts due to/(from) related parties of $1,454 and $(280) at September 30, 2026 and December 31, 2025, respectively)	28,668	18,739
Note payable to related parties	3,920	650
Below-market lease liabilities, net	570	708
Deferred revenue	2,417	2,094
Total liabilities	401,140	380,404

Common stock, $0.01 par value, 300,000,000 shares authorized, 3,324,398 and 2,692,941 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	33	27
Additional paid-in capital	737,081	731,793
Accumulated deficit	(689,862)	(667,064)
Total equity	47,252	64,756
Total liabilities and equity	$448,392	$445,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from tenants	$7,118	$12,269	$21,781	$36,799

Operating expenses:
Asset and property management fees to related parties	1,656	1,929	4,998	5,479
Property operating	3,723	6,640	12,628	22,764
Impairment of real estate investments	—	—	—	30,558
Equity-based compensation	48	90	202	274
General and administrative	1,804	1,754	7,002	7,062
Depreciation and amortization	2,490	3,086	7,500	10,222
Total operating expenses	9,721	13,499	32,330	76,359
Operating loss before gain on disposition of real estate investments	(2,603)	(1,230)	(10,549)	(39,560)
Gain on disposition of real estate investments	2,305	44,268	6,839	44,268
Operating income (loss)	(298)	43,038	(3,710)	4,708
Other expense
Interest expense	(4,124)	(4,124)	(12,258)	(11,194)
Interest expense associated with property in receivership	(2,305)	(3,151)	(6,839)	(8,013)
Other income (expense)	3	(8)	9	2
Total other expense	(6,426)	(7,283)	(19,088)	(19,205)
Operating income (loss) before income tax	(6,724)	35,755	(22,798)	(14,497)
Income tax expense	—	—	—	—
Net income (loss)	$(6,724)	$35,755	$(22,798)	$(14,497)

Weighted-average shares outstanding — Basic	3,137,318	2,554,502	2,811,477	2,543,230
Net income (loss) per share attributable to common stockholders — Basic	$(2.14)	$13.60	$(8.11)	$(5.70)
Weighted-average shares outstanding — Diluted	3,137,318	2,629,703	2,811,477	2,543,230
Net income (loss) per share attributable to common stockholders — Diluted	$(2.14)	$13.60	$(8.11)	$(5.70)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2026
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	2,692,941	$27	$731,793	$(667,064)	$64,756
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	644,567	6	5,086	—	5,092
Equity-based compensation	1,238	—	202	—	202
Common stock withheld upon vesting of restricted stock	(7,143)	—	—	—	—
Forfeiture of restricted shares	(7,205)	—	—	—	—
Net loss	—	—	—	(22,798)	(22,798)
Balance, September 30, 2026	3,324,398	$33	$737,081	$(689,862)	$47,252

	Three Months Ended September 30, 2026
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2026	3,163,632	$32	$736,008	$(683,138)	$52,902
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	160,766	1	1,025	—	1,026
Equity-based compensation	—	—	48	—	48
Net loss	—	$—	$—	$(6,724)	$(6,724)
Balance, September 30, 2026	3,324,398	33	737,081	(689,862)	47,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	2,634,355	$27	$731,429	$(645,870)	$85,586
Equity-based compensation	—	—	274	—	274
Net loss	—	—	—	(14,497)	(14,497)
Balance, September 30, 2025	2,634,355	$27	$731,703	$(660,367)	$71,363

	Three Months Ended September 30, 2025
	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2025	2,634,355	$27	$731,613	$(696,122)	$35,518
Equity-based compensation	—	—	90	—	90
Net income	—	—	—	35,755	35,755
Balance, September 30, 2025	2,634,355	$27	$731,703	$(660,367)	$71,363
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,798)	$(14,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,500	10,222
Amortization of deferred financing costs	514	1,010
Accretion of below- and amortization of above-market lease liabilities and assets, net	(53)	(273)
Equity-based compensation	202	274
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	5,092	—
Gain on disposition of real estate	—	(44,268)
Impairments of real estate investments	—	30,558
Changes in assets and liabilities:
Straight-line rent receivable	(459)	—
Straight-line rent payable	—	(188)
Prepaid expenses, other assets and deferred costs	739	(406)
Accounts payable, accrued expenses and other liabilities	9,929	11,818
Deferred revenue	323	988
Net cash provided by (used in) operating activities	989	(4,762)
Cash flows from investing activities:
Reduction of cash from disposal of assets	—	(3,028)
Capital expenditures	(822)	(723)
Net cash used in investing activities	(822)	(3,751)
Cash flows from financing activities:
Proceeds from notes payable to related parties	5,840	—
Repayments of notes payable to related parties	(2,570)	—
Net cash provided by financing activities	3,270	—
Net change in cash, cash equivalents and restricted cash	3,437	(8,513)
Cash, cash equivalents and restricted cash, beginning of period	8,047	18,935
Cash, cash equivalents and restricted cash, end of period	$11,484	$10,422

Cash and cash equivalents	$5,323	$3,355
Restricted cash	6,161	7,067
Cash, cash equivalents and restricted cash, end of period	$11,484	$10,422

Supplemental Disclosures:
Cash paid for interest	$7,782	$8,620
Non-Cash Investing and Financing Activities:
Net change in accrued capital expenditures for the period	(34)	(140)
Debt associated with property in receivership	—	99,000
Accrued interest associated with property in receivership	6,838	7,343
Contract asset	(6,838)	(106,343)
Derecognition of property in receivership	—	58,756
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	5,092	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 1 — Organization
American Strategic Investment Co. (including, New York City Operating Partnership L.P., (the “OP”) and its subsidiaries, the “Company”) is an externally managed company that currently owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. The Company’s real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities. As of September 30, 2026, the Company owned five properties consisting of 0.7 million rentable square feet, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process.
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
For the three and nine months ended September 30, 2026, the Company continued to incur recurring losses from operations and net cash provided by operating activities for the nine months ended September 30, 2026 was approximately $1.0 million. As of September 30, 2026, the Company had unrestricted cash of approximately $5.3 million and restricted cash of approximately $6.2 million, and current liabilities exceeded current assets. The Company experienced events of default and acceleration on loans encumbering two of the Company’s properties (see Note 5 — Mortgage Notes Payable, Net). In October 2026, a receiver was appointed for the Company’s 400 East 67th Street and 200 Riverside Blvd. properties. Since the appointment of the receiver, the Company has no access to the cash flows generated by these properties, and such cash flows are not available to fund the Company’s other obligations. The accelerated mortgage obligations secured by these properties total approximately $50.0 million and are collateralized by the properties. See the disclosure with respect to the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by the 400 E. 67th Street/200 Riverside Blvd. properties set forth in Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation. The Company’s non-recourse mortgage secured by 123 William Street, with an outstanding principal balance of approximately $140.0 million, matures within one year of the date of issuance of these financial statements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the September 30, 2026 financial statements.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2026. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
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
Continued Challenging Office Market Conditions
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has continued to incur increased unreimbursed property operating expenses because the Company’s occupancy has not fully recovered to pre-COVID-19 pandemic levels, and these increased expenses have been compounded by inflation. The pace of recovery in the New York City office market from the COVID-19 pandemic continues to be challenging as leasing and occupancy trends for the broader market have slowed, leading political, community and business leaders to propose repositioning plans for many New York City office assets that are experiencing high vacancy rates. Some businesses continue to maintain hybrid or all work-from-home arrangements in response to employee desire for more flexibility, which may lead to continued challenges in the commercial real estate market and potentially represents a long-term negative impact on the New York City real estate market. There can be no assurance that the Company will be able to lease all or any portion of the currently vacant space at any property on acceptable or favorable terms, or at all.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Cash Collection and Mortgage Covenant non-compliance
Rent collections from the Company’s tenants have generally been timely in the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and 2025 the occupancy and operating results at (i) 8713 Fifth Avenue and (ii) 400 E. 67th Street/200 Riverside Blvd. have not yet fully recovered from the COVID-19 pandemic, which has caused non-compliance of certain mortgage debt covenants or cash trap or cash sweep events under their non-recourse mortgages in the past several quarters and in the current quarter. In the Company’s 400 E. 67th Street property, one major tenant's lease expired in September 2024 and the Company subsequently entered into a month to month lease with that tenant. This tenant later vacated the property during the year ended December 31, 2024 after the month to month lease ended. In addition at the Company’s 400 E. 67th Street property, another major tenant paid through the end of their lease, which was September 2025; however, they moved out of the space in the third quarter of 2024. See Note 5 — Mortgage Notes Payable, Net for further details regarding the status of the debt covenants under the above mentioned mortgages as of September 30, 2026.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2026, these leases had a weighted-average remaining lease term of 6.0 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires that the Company record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses (recorded in total revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. To the extent such costs exceed the applicable tenant’s base year, many but not all of the Company’s leases require the tenant to pay its allocable share of increases in operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under ASC 842, the Company has reflected them on a net basis.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard, the Company is required to assess, based on credit risk, if it is probable that the Company will collect virtually all of the lease payments at the lease commencement date, and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable that it will collect virtually all of the lease payments (base rent and additional rent), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable accrued will be written off, as well as any accounts receivable, where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying condensed consolidated statements of operations in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules the Company records uncollectible amounts as reductions in revenue from tenants. During the nine months ended September 30, 2026 and 2025, the Company had no such reductions in revenue.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all leases as lessor are accounted for as operating leases. The Company evaluates new leases (by the Company or by a predecessor lessor/owner) pursuant to the guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of September 30, 2026, the Company did not have any leases as a lessor that would be considered as sales-type leases or financing under sales-leaseback rules.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Recently Issued Accounting Pronouncements
Not Yet Adopted as of September 30, 2026
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
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2026 or 2025.
The following table discloses amounts recognized within the consolidated statements of operations loss related to amortization of in-place leases and other intangibles and amortization and accretion of above- and below-market lease assets and liabilities, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
In-place leases	$134	$184	$410	$905
Other intangibles	—	—	—	—
Total included in depreciation and amortization	$134	$184	$410	$905

Above-market lease intangibles	$25	$25	$84	$90
Below-market lease liabilities	(45)	(61)	(137)	(400)
Total included in revenue from tenants	$(20)	$(36)	$(53)	$(310)

Below-market ground lease, included in property operating expenses	$—	$12	$—	$37
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2026:

(In thousands)	2026 (remainder)	2027	2028	2029	2030	2031
In-place leases	$134	$536	$503	$341	$341	$341
Total to be included in depreciation and amortization	$134	$536	$503	$341	$341	$341

Above-market lease assets	$25	$101	$93	$75	$75	$75
Below-market lease liabilities	(45)	(180)	(180)	(142)	(22)	—
Total to be included in revenue from tenants	$(20)	$(79)	$(87)	$(67)	$53	$75
Significant Tenants
As of September 30, 2026 and September 30, 2025, there were two and one tenants, respectively, whose annualized rental income on a straight-line basis, based on leases commenced, represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
Impairment Charges
The Company recorded an impairment charge of $7.1 million on its 1140 Avenue of the Americas property during the nine months ended September 30, 2025. This charge was recognized to reduce the property's carrying value to its estimated fair value. In September 2025, a New York County Court appointed receiver took control of the property at 1140 Avenue of the Americas, and the Company derecognized the property from its condensed consolidated balance sheet, see Note 6 — Property Dispositions.
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
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2026 and December 31, 2025 are as follows:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2026	December 31, 2025	Effective Interest Rate	Interest Rate	Contractual Maturity
		(In thousands)	(In thousands)
123 William Street	1	$140,000	$140,000	4.74%	Fixed	Mar. 2027
400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage (1) (3)	2	50,000	50,000	4.59%	Fixed	Nov. 2025
8713 Fifth Avenue (1)	1	10,000	10,000	5.05%	Fixed	Nov. 2028
196 Orchard Street	1	51,000	51,000	3.91%	Fixed	Aug. 2029
Mortgage notes payable, gross	5	251,000	251,000	4.56%
Less: deferred financing costs, net (2)		(921)	(1,435)
Mortgage notes payable, net		$250,079	$249,565
_______
(1)These mortgage notes payable are currently either in an event of default, in breach of a debt covenant that may result in further restrictions as specified by the terms of the covenants or a cash sweep event of a debt covenant that may result in further restrictions as specified by the terms of the covenants. For

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
(3)The Company was informed by the lender pursuant to letters dated in November 2024, December 2024, January 2025 and June 2025 that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that first occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements failure to cooperate with the lender to cure the alleged cash management procedure failures, and failure to pay outstanding amounts due under such loan agreement beginning in April 2025. The Company responded to notices of default sent in November 2024, December 2024 and January 2025, rejecting the assertions made by the lender, and has not received a response from the lender. The Company has not responded to the notice of default received in June 2025. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property. On January 21, 2026, the lender initiated a foreclosure action, naming the Company’s subsidiary borrowers and the OP as defendants. On May 22, 2026, the lender filed a motion in the foreclosure action seeking the appointment of a receiver. On June 3, 2026, the lender, the Company’s subsidiary borrowers and OP entered into a settlement agreement that provides for the resolution of the foreclosure action, including consent to the appointment of a receiver and the entry of a judgment of foreclosure and sale, subject to the terms of the agreement. The lender filed the stipulation for appointment of a receiver on June 8, 2026, but it was opposed by the Board of Managers of 200 Riverside Blvd. at Trump Place Condominium (the “Condo Board”) because it asserts that it should be entitled to the rents from the property in satisfaction of common charges that it asserts are owed by the Company’s subsidiary borrower and that its right to payment of the common charges has priority over the rights of the lender. As of September 30, 2026, the Company retained control of the property. On October 1, 2026, the New York County Court entered an order granting the lender’s request for a receiver over the Condo Board’s objection and directed the receiver to pay prospective common charges to the Condo Board.  On October 21, 2026, the court-appointed receiver became took control of the property and the Company ceased managing the property. For more information, please see “Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation” section below.

Collateral and Principal Payments
Real estate assets and intangible assets of $384.8 million, at cost (net of below-market lease liabilities), as of September 30, 2026 have been pledged as collateral to the Company’s mortgage notes payable and are not available to satisfy the Company’s other obligations unless first satisfying the mortgage note payable on the applicable property. This balance excludes the 1140 Avenue of the Americas property in court appointed receivership, which is held by the receiver as collateral for the underlying mortgage note payable. The Company is required to make payments of interest on its mortgage notes payable on a monthly basis.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2026:

(In thousands)	Future Minimum Principal Payments
2026 (remainder) (1)	$50,000
2027	140,000
2028	10,000
2029	51,000
2030	—
2031	—
Thereafter	—
Total	$251,000
_______
(1)On November 6, 2025, the Company was informed by the special servicer acting on behalf of the lender under the loan secured by the 400 E. 67th Street/200 Riverside Blvd. properties that the principal amount under the loan agreement had been accelerated and all amounts under such loan agreement were due and payable. The current outstanding principal amount of $50,000,000 is currently reflected in the above chart for the year 2026. On October 1, 2026, the New York County Court entered an order granting the lender’s request for a receiver over the Condo Board’s objection and directed the receiver to pay prospective common charges to the Condo Board.  On October 21, 2026, the court-appointed receiver took control of the property and the Company ceased managing the property. See also Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
The Company has breached both a debt service coverage provision and a reserve fund provision under its non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 24 quarters ended September 30, 2026. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of September 30, 2026 (refer to Note 6 — Property Disposition).
The Company was informed by the lender on February 19, 2025 that the Company was in default under the loan agreement for failure to make certain scheduled interest payments. The Company made the payments in question in full on the same day the default notice was received by the Company as a cure for the February event of default. On April 7, 2025, the lender notified the Company that the principal balance due under such loan agreement had been accelerated and all amounts under such loan agreement were due and payable as a result of a default described in the notice, together with interest at the default rate set forth in the loan document, which is a rate per annum equal to the lesser of (i) the maximum nonusurious interest rate or (ii) 5% above the interest rate of 4.109% per annum. Such amounts include, but are not limited to, the $99.0 million principal amount of the mortgage note. Based on the above, total effective interest is 9.11%, including 5.00% default interest, and as of September 30, 2026, the Company has $16.5 million in accrued interest.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property. As a result of the consensual foreclosure and appointment of receiver, the Company removed its related assets and liabilities from the condensed consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. As of September 30, 2026, the foreclosure has not concluded and therefore the Company continues to record accrued default interest. As a result, during the three and nine months ended September 30, 2026, the Company recognized an additional gain of $2.3 million and $6.8 million, respectively, which is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. For additional information, see Note 6 — Property Disposition.
8713 Fifth Avenue
The Company has breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 24 quarters ended September 30, 2026. The principal amount for the loan was $10.0 million as of September 30, 2026. The breach of the first part of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Separately, in the event that (i) the debt service coverage ratio is in breach for two consecutive calendar quarters and (ii) the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that the Company replace the current manager with a third party manager chosen by the Company. As of September 30, 2026, the Company has been in breach for one quarter, although, the lender has not notified the Company of a determination that a breach of the debt service coverage ratio is due to imprudent management.
400 E. 67th Street/200 Riverside Blvd.
The Company entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of September 30, 2026. Under the loan agreement, a lease sweep period is triggered upon (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease being surrendered or terminated prior to the expiration date, (iv) the major tenant discontinuing its operations, if the major tenant’s long-term debt is rated lower than investment grade, (v) any material default under the major tenant’s lease, and (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of September 30, 2026 and December 31, 2025 the Company had $3.1 million and $3.7 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on the Company’s condensed consolidated balance sheet.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
On November 19, 2024, the lender sent a notice to the Company alleging that the Company was in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically the Company’s failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted the Company owes an estimated $1.0 million in excess cash to be deposited into the loan reserve account. The Company responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which the Company believed were without merit as a result of the lender's failure to implement a cash management account and the Company’s inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to the Company, currently totaling $6.5 million. On June 10, 2025, the lender sent a second notice to the Company alleging defaults under such loan agreement as a result of (i) the Company’s failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) the Company’s failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the second default notice. Further, the Company incurred a liability related to default interest as of September 30, 2026 in relation to the June 10, 2025 default notice. On November 6, 2025, the Company received a notice of acceleration from the special servicer on behalf of the lender with respect to the loan secured by this property identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the properties as a result thereof. In such notice, the lender notified the Company that, due to the alleged events of default under the loan agreement governing such indebtedness, the loan had been accelerated, and all amounts under such loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate per annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement.
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
The lender filed the stipulation for appointment of a receiver on June 8, 2026, but it was opposed by the Condo Board because it asserts that, pursuant to the Condominium’s declaration and by-laws, its right to collect rents in satisfaction of allegedly unpaid common charges from the Company’s subsidiary borrower’s unit is prior and superior to the lender's right under the mortgage. The Condo Board has a separate action pending in the New York County Court asserting claims against the lender, the Company’s subsidiary borrower, and the tenant with respect to the collection and retention of rents from the unit, which the Condo Board asserts should be used to satisfy common charges. As of September 30, 2026, the Company retained control of the property.
On October 1, 2026, the New York County Court entered an order granting the lender’s request for a receiver over the Condo Board’s objection and directed the receiver to pay prospective common charges to the Condo Board.  On October 21, 2026, the court-appointed receiver took control of the property and the Company ceased managing the property.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Other Debt Covenants
The Company was in compliance with the remaining covenants under its other mortgage notes payable as of September 30, 2026 and, it continues to monitor compliance with those provisions. If the Company experiences additional lease terminations, due to tenant bankruptcies, tenants placed on a cash basis continue to not pay rent, or otherwise, it is possible that certain of the covenants on other loans may be breached and the Company may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, the Company’s other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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
Note 6 — Property Disposition
During the year ended December 31, 2025, the Company lost its economic interest and control and, therefore, disposed of its 1140 Avenue of the Americas property. In September 2025, the Company and the lender pursued a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and the Company ceased managing the property.
In connection with this, the Company removed its related assets and liabilities from the consolidated balance sheet effective September 11, 2025, the date the New York County Court appointed receiver took control of the property (excluding accounts payable and accrued expenses totaling approximately $2.0 million, retained by the Company), and recognized a gain of $47.9 million which is reflected in the condensed consolidated statements of operations for the year ended December 31, 2025. As of September 30, 2026, the foreclosure has not concluded and therefore the Company continues to record accrued default interest. As a result, during the three and nine months ended September 30, 2026 the Company recognized an additional gain of $2.3 million and $6.8 million, respectively, which is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
The Company also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents the Company’s right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed. As a result of the additional gain recognized during the nine months ended September 30, 2026, the total contract asset recorded on the balance sheet as of September 30, 2026 is $115.5 million and the total accrued interest associated with property under receivership recorded on the balance sheet as of September 30, 2026 is $16.5 million.
In addition, the 1140 Avenue of the Americas property includes a ground lease agreement, for more information on the ground lease please see Note 9 — Commitments and Contingencies. Upon disposition of the 1140 Avenue of the Americas property, the Company removed the related ROU asset and lease liability from the condensed consolidated balance sheet.
On October 1, 2026, the New York County Court entered an order granting the lender’s request for a receiver over the Condo Board’s objection and directed the receiver to pay prospective common charges to the Condo Board for the Company’s 400 E 67th/200 Riverside Blvd. properties. On October 21, 2026, the court-appointed receiver took control of the property and the Company ceased managing the property. Due to the receiver taking control of the property, the Company no longer controls the property or its related cash flows. The Company is evaluating the impact on its consolidated financial statements. For more information please see Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The fair values of the Company’s financial instruments that are not reported at fair value on the condensed consolidated balance sheet are reported below:

		September 30, 2026		December 31, 2025
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage note payable — 123 William Street	3	140,000	138,421	140,000	136,990
Mortgage note payable — 400 E. 67th Street - Laurel Condominium / 200 Riverside Blvd. - ICON Garage(1)	3	50,000	30,565	50,000	30,314
Mortgage note payable — 8713 Fifth Avenue	3	10,000	9,569	10,000	9,763
Mortgage note payable — 196 Orchard Street	3	51,000	46,254	51,000	47,222
Total		$251,000	$224,809	$251,000	$224,289
_______
(1)The Company recorded impairment charges of $3.1 million and $9.9 million during the three months ended June 30, 2025 for its 400 E. 67th Street and 200 Riverside Blvd. properties, respectively. As a result, the Company adjusted the fair value of the 400 E. 67th Street/200 Riverside allocable mortgage balance to the property's current carrying value. On October 1, 2026, the New York County Court entered an order granting the lender’s request for a receiver over the Condo Board’s objection and directed the receiver to pay prospective common charges to the Condo Board.  On October 21, 2026, the court-appointed receiver took control of the property and the Company ceased managing the property.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 8 — Stockholders’ Equity
As of September 30, 2026 and December 31, 2025, the Company had 3.3 million and 2.7 million shares of common stock outstanding including unvested restricted shares, respectively. As of September 30, 2026, all of the Company’s shares of common stock outstanding were Class A common stock, including unvested restricted shares.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the second amended and restated advisory agreement with the Advisor dated as of November 16, 2018 (as amended and restated from time to time, the “Advisory Agreement”), and the property management agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. For more information on the Advisory Agreement, please see Note 10 — Related Party Transactions and Arrangements. There were 160,766 and 644,567 shares issued in lieu of cash for asset management and property management services rendered during the three and nine months ended September 30, 2026, respectively. There were no shares issued in lieu of cash for asset management and property management services rendered during the three and nine months ended September 30, 2025.

Period of Issuance	Recipient	Agreement	Shares Issued	Closing Share Price
April 2026	The Advisor	Advisory Agreement	232,098	$8.23
June 2026	The Advisor	Advisory Agreement	251,703	$8.75
August 2026	The Advisor	Advisory Agreement	160,766	$6.83
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
Shares issued by the Company pursuant to the A&R DRIP, if any, would be recorded within stockholders’ equity in the condensed consolidated balance sheets in the period dividends or other distributions are declared. During the nine months ended September 30, 2026 and year ended December 31, 2025, any DRIP transactions were settled through open market transactions and no shares were issued by the Company.
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
For the three and nine months ended September 30, 2026, the Company paid cash of $0.0 million for amounts included in the measurement of lease liabilities and recorded expense of $0.0 million on a straight-line basis in accordance with the standard. For the three and nine months ended September 30, 2025, the Company paid cash of $1.2 million and $2.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.2 million and $2.4 million on a straight-line basis in accordance with the standard.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Upon disposition of the 1140 Avenue of the Americas property, the Company removed the ground lease agreement ROU asset and lease liability from the condensed consolidated balance sheet.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by our 1140 Avenue of the Americas and 400 E. 67th Street/200 Riverside Blvd. properties as set forth Note 5 — Mortgage Notes Payable— Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation there are no material legal proceedings pending or known to be contemplated against the Company as of September 30, 2026.
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
In August 2025, the Company entered into a real estate tax payment plan with the New York City Department of Finance for its 123 William Street property. In April 2026, the Company rolled the original plan into a second plan regarding $6,219,212.92 in outstanding principal of real estate taxes at 123 William Street with a term of 2 years and an interest rate of 16% set by the New York City Department of Finance. The Company is required to make monthly payments of $304,819.93. Payments began in July 2026.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2026, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of September 30, 2026 and December 31, 2025, entities wholly owned by AR Global owned 1,180,819 and 536,252 shares of the Company’s outstanding Class A common stock, respectively. As of September 30, 2026 and December 31, 2025, Bellevue owned approximately 68.2% and 58.3% of outstanding shares of the Company, respectively, which includes shares owned by AR Global.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The Advisory Agreement also entitles the Advisor to an incentive variable management fee. In August 2020, the Company entered into an amendment to the Advisory Agreement to adjust the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the variable management fee to reflect the Reverse Stock Split. Prior to this amendment, the variable management fee was equal to (i) the product of (a) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (b) 15.0% multiplied by (c) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1458 (before any adjustment for the Reverse Stock Split), plus (ii) the product of (x) the diluted weighted-average outstanding shares of common stock for the calendar quarter (excluding any equity-based awards that are subject to performance metrics that are not currently achieved) multiplied by (y) 10.0% multiplied by (z) the excess of Core Earnings Per Adjusted Share for the previous three-month period in excess of $0.1944 (before any adjustment for the Reverse Stock Split). The variable management fee is payable quarterly in arrears in cash, shares of common stock, units of limited partnership interest in the OP or a combination thereof, at the Advisor’s election. No incentive variable management fees were earned during the three months ended September 30, 2026 or 2025.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Management Fee Expense
The Company recorded expense of $1.4 million and $4.5 million for the base asset management fees during the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.5 million for the base asset management fees during the three and nine months ended September 30, 2025, respectively. There were no variable management fees incurred in either of these periods. The base asset management fees and monthly management fees for the three and nine months ended September 30, 2026 were paid partially with cash and partly with shares of the Company’s Class A common stock. The Advisor may elect to but is not obligated to accept shares in lieu of cash for these management fees and makes this election on a monthly basis. The base asset management fees and monthly management fees for the three and nine months ended September 30, 2025 were paid in cash.
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
The Company incurred approximately $0.2 million and $0.5 million in property management fees during the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.9 million in property management fees during the three and nine months ended September 30, 2025, respectively. The property management fees for the three and nine months ended September 30, 2026 were paid partially with cash and partly with shares of the Company’s Class A common stock. The property management fees for the three and nine months ended September 30, 2025 were paid in cash.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
Professional fees and other reimbursements for the three and nine months ended September 30, 2026 were $1.2 million and $3.9 million, respectively. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2026 were $1.2 million ($1.0 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2026 were $3.9 million ($3.0 million were for salaries, wages, and benefits and $0.9 million related to administrative and overhead expenses).
Professional fees and other reimbursements for the three and nine months ended September 30, 2025 were $0.9 million and $3.5 million. The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the three months ended September 30, 2025 was $0.9 million ($0.7 million were for salaries, wages, and benefits and $0.2 million related to administrative and overhead expenses). The amount of expenses included within professional fees and other reimbursements related to administrative, overhead and personnel services provided by and reimbursed to the Advisor for the nine months ended September 30, 2025 was $3.5 million ($2.6 million were for salaries, wages, and benefits and $1.0 million related to administrative and overhead expenses).
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
Pursuant to the terms of a promissory note executed during the three months ended September 30, 2026 between the Company and the Advisor, the Company borrowed $3.9 million from the Advisor for working capital needs. The Company recorded this borrowing as a note payable to related parties as of September 30, 2026 on the Company’s consolidated balance sheet. The promissory note bore interest at an annual rate of 7.67% and would have been callable on or after December 31, 2026. Amounts repaid under the promissory note may not be reborrowed. During the fourth quarter of 2026, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Ongoing fees:
Asset and property management fees to related parties	$1,656	$1,929	$4,998	$5,479	$274	$(280)
Professional fees and other reimbursements (1)	1,193	908	3,855	3,537	1,180	—
Total related party operation fees and reimbursements	$2,849	$2,837	$8,853	$9,016	$1,454	$(280)
________
(1)Amounts for the three and nine months ended September 30, 2026 and 2025 are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
In March 2022, the compensation committee delegated authority to the Company’s chief executive officer to award up to 25,000 restricted shares (adjusted for the Reverse Stock Split) to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, subject to certain limits and restrictions imposed by the compensation committee. The compensation committee remains responsible for approving and administering all grants of awards to the Company’s chief financial officer or any other executive officer of the Company, including any award of restricted shares recommended by the Company’s chief executive officer. No awards under the 2020 Equity Plan may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor. As of September 30, 2026, there have been no shares awarded to anyone who is also a partner, member or equity owner of the parent of the Advisor.
Restricted share awards that have been granted to the Company’s directors provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors.
The following table displays restricted share award activity during the nine months ended September 30, 2026:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2025	136,173	$13.90
Granted	—	—
Vested	(18,775)	11.22
Forfeitures	(7,205)	8.72
Unvested, September 30, 2026	110,193	$14.70
As of September 30, 2026, the Company had $0.4 million of unrecognized compensation cost related to unvested restricted share awards granted and is expected to be recognized over a weighted-average period of 1.9 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted share awards was approximately $0.0 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. Compensation expense related to restricted share awards was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. Compensation expense related to restricted share awards is recorded as equity-based compensation in the accompanying unaudited condensed consolidated statements of operations.
Note 13 — Income Taxes
The Company is subject to U.S. federal, state and local income taxes. For deferred items, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. Because of the Company’s recent operating history of taxable losses and the continuing adverse economic impacts since the COVID-19 pandemic on the Company’s results of operations, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance as of September 30, 2026 and as of December 31, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its condensed consolidated statements of comprehensive income (loss).
There was no cash paid for income taxes during the nine months ended September 30, 2026 or 2025. The effective tax rate was zero for the nine months ended September 30, 2026 and 2025. The Company expects to have a taxable loss for federal, state and local income taxes for the year ending December 31, 2026. Accordingly, the Company has recorded no income tax expense or benefit (after considering changes in the valuation allowance) for the nine months ended September 30, 2026. The Company remains in a net deferred tax asset position with a full valuation allowance as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company had no material uncertain tax positions.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 14 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders - Basic	$(6,724)	$35,755	$(22,798)	$(14,497)
Adjustments to net income (loss) attributable to common stockholders	—	(1,022)	—	—
Adjusted net income (loss) attributable to common stockholders - Diluted	$(6,724)	$34,733	$(22,798)	$(14,497)

Denominator:
Weighted average shares outstanding — Basic	3,137,318	2,554,502	2,811,477	2,543,230
Dilutive effect of restricted shares and Class A Units	—	75,201	—	—
Weighted average shares outstanding — Diluted	3,137,318	2,629,703	2,811,477	2,543,230

Net income (loss) per share attributable to common stockholders — Basic	$(2.14)	$13.60	$(8.11)	$(5.70)
Net income (loss) per share attributable to common stockholders — Diluted	$(2.14)	$13.60	$(8.11)	$(5.70)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested restricted shares (1)	110,193	—	—	88,847
Total weighted-average anti-dilutive common share equivalents	110,193	—	—	88,847
_______
(1)There were 110,193 and 75,202 unvested restricted shares outstanding as of September 30, 2026 and 2025, respectively.

AMERICAN STRATEGIC INVESTMENT CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The CODM reviews net earnings (loss) and the relevant components thereof that are directly reflected on our Condensed Consolidated Statements of Operations. The CODM is also regularly provided the reportable segment level asset information, real estate investments, net, which is directly reflected on the Condensed Consolidated Balance Sheets. Refer to the descriptions below for further details:
•Net earnings (loss): this metric represents the total profit after accounting for all revenues, expenses and other costs. It reflects our overall financial performance and profitability. Net earnings (loss) is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Net earnings (loss) are reported in the Condensed Consolidated Statement of Operations.
•Revenue from tenants: a component of net earnings (loss), this balance represents the total income derived from long-term leases with tenants. It is the primary source of revenue for us and reflects the effectiveness of our real estate portfolio in generating rental income. Revenue from tenants is reported in the Revenue section of the Condensed Consolidated Statement of Operations.
•Total Operating Expenses: a component of net earnings (loss), operating expenses include all costs related to the maintenance and management of the properties, including property costs and general and administrative expenses. These expenses are critical to maintaining the portfolio’s long-term profitability and are disclosed under the Operating Expenses section of the Condensed Consolidated Statement of Operations.
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
September 30, 2026
(Unaudited)
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that other than as disclosed, there have not been any additional events that have occurred that would require adjustments to disclosures in the condensed consolidated financial statements.
400 E. 67th Street/200 Riverside Blvd. Foreclosure Litigation
See the disclosure with respect to the foreclosure litigation initiated as a result of alleged defaults under the loan agreement governing the indebtedness secured by the 400 E. 67th Street/200 Riverside Blvd. properties set forth in Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation.
Class A Common Stock Issued to the Advisor In Lieu of Cash
Pursuant to the terms of the second amended and restated advisory agreement with the Advisor, and the property management agreement, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. On October 23, 2026, the Company issued 244,480 shares in lieu of cash for asset management and property management services rendered during the three and nine months ended September 30, 2026. For more information on the Advisory Agreement, please see Note 10 — Related Party Transactions and Arrangements.
Notes Payable to Related Parties
Pursuant to the terms of a promissory note executed during the fourth quarter between the Company and the Advisor, the Company borrowed $0.3 million from the Advisor for working capital needs. The promissory note bore interest at an annual rate of 8.15% and would have been callable on or after January 21, 2027. Amounts repaid under the promissory note may not be reborrowed. During the fourth quarter of 2026, the Company repaid all amounts outstanding under this promissory note with the Advisor with cash on hand including interest, which was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of American Strategic Investment Co. (including, as required by context, New York City Operating Partnership, L.P. (the “OP”) and its subsidiaries, “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “potential,” “predicts,” “intends,” “would,” “could,” “should” or similar expressions, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include anticipated benefits of our election to terminate our status as a real estate investment trust; whether we will be able to successfully acquire new assets or businesses; potential adverse effects of the geopolitical instability; the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and the United States (“U.S.”) and Israel conflict with Iran, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; inflationary conditions and higher interest rate environment; economic uncertainties about the ultimate impact of tariffs imposed by, or imposed on, the United States and its trading relationships; and that any potential future acquisition or disposition is subject to market conditions and capital availability and may not be identified or completed on favorable terms. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “2025 Annual Report”), this and our other Quarterly Reports on Form 10-Q and our other filings with the SEC.
Overview
We are an externally managed company that owns a portfolio of commercial real estate located within the five boroughs of New York City, primarily Manhattan. Our real estate assets consist of office properties and certain real estate assets that accompany office properties, including retail spaces and amenities and parking garages that do not accompany office spaces. As of September 30, 2026, we owned five properties consisting of approximately 0.7 million rentable square feet, acquired for an aggregate purchase price of $442.7 million with an overall occupancy of 74.0%, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process.
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
The adverse economic impacts since the onset of the COVID-19 pandemic have caused us to experience challenges in leasing up available space and maintaining occupancy in our properties. These challenges with leasing activity have negatively impacted, and continue to impact, our results of operations, cash flows, and ability to comply with certain mortgage debt covenants. For additional information on our leasing activity for the nine months ended September 30, 2026 and 2025, please see Results of Operations — Leasing Activity below.

As of September 30, 2026 two of our mortgages encumbering three of our properties aggregating $60.0 million in principal are in default and/or remained in a cash trap events, as described in detail further below in the Liquidity and Capital Resources section. The lenders of one mortgage in default, which is in respect of our 1140 Avenue of the Americas property, have accelerated the debt outstanding under the applicable loan agreement and in June 2025 initiated foreclosure litigation as a result of alleged defaults. In September 2025, the Company and the lender agreed to pursue a cooperative consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver, and the Company ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, the Company removed its related assets and liabilities from the consolidated balance sheet as of September 30, 2025. In addition, the 400 E. 67th Street/200 Riverside Blvd. properties are also in default and the lenders have accelerated the debt outstanding under the applicable loan agreement. See also Note 5 – Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Our portfolio is primarily comprised of office and retail tenants. We have collected 98% of cash rent due across our entire portfolio for the nine months ended September 30, 2026 (based on annualized straight-line rent as of September 30, 2026). We expect our cash rent collections will stay at that level, however there can be no assurance that we will be able to collect cash rent due in the future.
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

Properties
The following table presents certain information about the investment properties we owned as of September 30, 2026:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

400 E. 67th Street - Laurel Condominium	Sept. 2014	1	58,750	44.3%	10.8
200 Riverside Blvd. - ICON Garage (2)	Sept. 2014	1	61,475	100.0%	10.8
123 William Street	Mar. 2015	1	544,610	70.5%	4.2
8713 Fifth Avenue	Oct. 2018	1	17,500	100.0%	8.1
196 Orchard Street	Jul. 2019	1	60,297	100.0%	9.2
Total portfolio		5	742,632	74.0%	6.0
______
(1)Calculated on a weighted-average basis as of September 30, 2026, as applicable.
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

Results of Operations
Leasing Activity for the Nine Months Ended September 30, 2026
The following table is a summary of our quarterly leasing activity during the nine months ended September 30, 2026:

	Q1 2026	Q2 2026	Q3 2026
Leasing activity:
New and replacement leases:
New and replacement leases commenced	—	—	2
Total square feet leased	—	—	34,190
Annualized straight-line rent per square foot (1)	$—	$—	$42.26
Weighted-average lease term (years) (2)	—	—	5.7

Terminated or expired leases:
Number of leases terminated or expired	3	1	—
Square feet	29,217	11,521	—
Annualized straight-line rent per square foot (1)	$47.64	$12.29	$—
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.

Leasing Activity for the Nine Months Ended September 30, 2025
The following table is a summary of our quarterly leasing activity during the nine months ended September 30, 2025:

	Q1 2025	Q2 2025	Q3 2025
Leasing Activity:
New and replacement leases:
New and replacement leases commenced	1	6	3
Total square feet leased	11,521	72,016	20,308
Annualized straight-line rent per square foot (1)	$9.50	$252.93	$72.72
Weighted-average lease term (years) (2)	0.1	13.9	13.3

Terminated or Expired Leases:
Number of leases terminated or expired	—	2	3
Total square feet terminated or expired	—	32,356	24,116
Annualized straight-line rent per square foot (1)	$—	$6.51	$52.02
______
(1)Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)The weighted-average remaining lease term (years) is based on annualized straight-line rent.
Our total overall portfolio occupancy decreased as of September 30, 2026 to 74.0% from a total portfolio occupancy of 80.9% as of September 30, 2025 from the following:
•Occupancy at our property located at 400 E. 67th Street remained the same at 44.3% for the period ended September 30, 2026 and 2025.
•Occupancy at our property located at 200 Riverside Blvd. remained the same at 100% for the period ended September 30, 2026 and 2025.
•Occupancy at our property located at 196 Orchard Street remained the same at 100% for the period ended September 30, 2026 and 2025.
•Occupancy at our property located at 8713 Fifth Avenue remained the same at 100.0% for the period ended September 30, 2026 and 2025.
•Occupancy at 123 William Street decreased to 70.5% as of September 30, 2026 compared to 80.0% as of September 30, 2025. The decrease in occupancy was due to a lease expiration and a tenant occupying less space.
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
Comparison of Three Months Ended September 30, 2026 and 2025
As of September 30, 2026, we owned five properties, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process, all of which were acquired prior to January 1, 2025. Our results of operations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily reflect changes due to leasing activity and occupancy.
Net income (loss) Attributable to Common Stockholders
Net loss attributable to common stockholders was $6.7 million for the quarter ended September 30, 2026, as compared to net income of $35.8 million for the quarter ended September 30, 2025. The change in net income (loss) attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	$
Revenue from tenants	$7,118	$12,269	$(5,151)

Operating expenses:
Asset and property management fees to related parties	1,656	1,929	(273)
Property operating	3,723	6,640	(2,917)
Equity-based compensation	48	90	(42)
General and administrative	1,804	1,754	50
Depreciation and amortization	2,490	3,086	(596)
Total operating expenses	9,721	13,499	(3,778)
Operating loss before gain on disposition of real estate investments	(2,603)	(1,230)	(1,373)
Gain on disposition of real estate investments	2,305	44,268	(41,963)
Operating income (loss)	(298)	43,038	(43,336)
Other income (expenses):
Interest expense	(4,124)	(4,124)	—
Interest expense associated with property in receivership	(2,305)	(3,151)	846
Other income	3	(8)	11
Total other expenses	(6,426)	(7,283)	857
Net income (loss) before income taxes	(6,724)	35,755	(42,479)
Income tax expense	—	—	—
Net income (loss)	$(6,724)	$35,755	$(42,479)
Revenue from Tenants
Revenue from tenants decreased to $7.1 million for the three months ended September 30, 2026 as compared to $12.3 million for the three months ended September 30, 2025 primarily due to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025, resulting in a $5.2 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
We incurred $1.7 million and $1.9 million in fees for asset and property management services paid to our Advisor and Property Manager for the three months ended September 30, 2026 and 2025, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $3.7 million for the three months ended September 30, 2026 as compared to $6.6 million for the three months ended September 30, 2025. The decrease in expenses is primarily related to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025.
Gain on Disposition of Real Estate Investments
During the three months ended September 30, 2026, we recorded a gain on disposition of real estate investments of $2.3 million related to our 1140 Avenue of the Americas property, which represents the Company’s right to debt extinguishment on additional default interest incurred for the three months ended September 30, 2026 once the foreclosure process on the 1140 Avenue of the Americas property is completed. During the three months ended September 30, 2025, we recorded a gain on disposition of real estate investments of $44.3 million related to our 1140 Avenue of the Americas property.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.0 million and $0.1 million for the three months ended September 30, 2026 and 2025. These amounts are comprised of restricted share amortization expense.

General and Administrative Expenses
General and administrative expenses remained materially consistent at $1.8 million for the three months ended September 30, 2026 and 2025.
Total reimbursement expenses for administrative and personnel services provided by the Advisor, were $1.2 million during the three months ended September 30, 2026 and $0.9 million, during the three months ended September 30, 2025.
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
Depreciation and Amortization
Depreciation and amortization expense decreased to $2.5 million for the three months ended September 30, 2026 as compared to $3.1 million for the three months ended September 30, 2025. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025. For more information, please see our 2025 Annual Report.
Interest Expense
Interest expense remained materially consistent at $4.1 million for the three months ended September 30, 2026 and 2025.
Interest Expense Associated with Property in Receivership
Interest expense associated with property in receivership decreased to $2.3 million for the three months ended September 30, 2026 as compared to $3.2 million for the three months ended September 30, 2025. The decrease in interest expense associated with property in receivership is due to interest and default interest expense recorded during the three months ended September 30, 2025 while the property remained in our control. Following the appointment of the receiver, only default interest expense is recognized.
Comparison of Nine Months Ended September 30, 2026 and 2025
As of September 30, 2026, we owned five properties, which excludes one property, 1140 Avenue of the Americas, which is in a consensual foreclosure process, all of which were acquired prior to January 1, 2025. Our results of operations for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily reflect changes due to leasing activity and occupancy.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $22.8 million for the nine months ended September 30, 2026, as compared to $14.5 million for the nine months ended September 30, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the condensed consolidated statements of operations in the sections that follow.

	Nine Months Ended September 30,		Increase
(in thousands)	2026	2025	(Decrease)
Revenue from tenants	$21,781	$36,799	$(15,018)

Operating expenses:
Asset and property management fees to related parties	4,998	5,479	(481)
Property operating	12,628	22,764	(10,136)
Impairment of real estate investments	—	30,558	(30,558)
Equity-based compensation	202	274	(72)
General and administrative	7,002	7,062	(60)
Depreciation and amortization	7,500	10,222	(2,722)
Total operating expenses	32,330	76,359	(44,029)
Operating loss before gain on disposition of real estate investments	(10,549)	(39,560)	29,011
Gain on disposition of real estate investments	6,839	44,268	(37,429)
Operating loss	(3,710)	4,708	(8,418)
Other income (expenses):			—
Interest expense	(12,258)	(11,194)	(1,064)
Interest expense associated with property in receivership	(6,839)	(8,013)	1,174
Other income	9	2	7
Total other expense	(19,088)	(19,205)	117
Net loss before income taxes	(22,798)	(14,497)	(8,301)
Income tax expense	—	—	—
Net loss and net loss attributable to common stockholders	(22,798)	(14,497)	(8,301)
Revenue from Tenants
Revenue from tenants decreased to $21.8 million for the nine months ended September 30, 2026, from $36.8 million for the nine months ended September 30, 2025. The decrease was primarily due to the disposition of 1140 Avenue of the Americas during the year ended December 31, 2025, resulting in a $15.0 million decrease in revenue from tenants.
Asset and Property Management Fees to Related Parties
Fees for asset and property management services paid to our Advisor and Property Manager were $5.0 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from our Advisor and Property Manager.
Property Operating Expenses
Property operating expenses decreased to $12.6 million for the nine months ended September 30, 2026 as compared to $22.8 million for the nine months ended September 30, 2025. The decrease in expenses is primarily related to the disposition of 1140 Avenue of the Americas during the year ended December 31, 2025.
Impairments of Real Estate Investments
During the nine months ended September 30, 2025, we recorded an impairment charge of $7.1 million on our 1140 Avenue property. This charge was recognized to reduce the property's carrying value to its estimated fair value.
During the nine months ended September 30, 2025, we recorded impairment charges totaling $13.1 million, related to our 400 E. 67th Street/200 Riverside property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.
During the nine months ended September 30, 2025, we recorded impairment charges totaling $10.3 million, related to our 196 Orchard Street property. These charges were recognized to reduce the carrying value of the property to its estimated fair value.

Gain on Disposition of Real Estate Investments
During the nine months ended September 30, 2026, we recorded a gain on disposition of real estate investments of $6.8 million related to our 1140 Avenue of the Americas property, which represents the Company’s right to debt extinguishment on additional default interest incurred for the nine months ended September 30, 2026 once the foreclosure process on the 1140 Avenue of the Americas property is completed. During the nine months ended September 30, 2025, we recorded a gain on disposition of real estate investments of $44.3 million related to our 1140 Avenue of the Americas property.
Equity-Based Compensation
Equity-based compensation remained materially consistent at $0.2 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are comprised of restricted share amortization expense.
General and Administrative Expenses
General and administrative expenses decreased to $7.0 million for the nine months ended September 30, 2026 compared to $7.1 million for the nine months ended September 30, 2025.
Total reimbursement expenses for administrative and personnel services provided by the Advisor were $3.9 million during the nine months ended September 30, 2026 and were $3.5 million during the nine months ended September 30, 2025.
Pursuant to our Advisory Agreement, reimbursement for administrative and overhead expenses and reimbursements for salaries, wages, and benefits are subject to annual limits, of which $3.0 million is related to salaries, wages, and benefits and $0.4 million is related to administrative and overhead expenses. See Note 10 — Related Party Transactions and Arrangements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Depreciation and Amortization
Depreciation and amortization expense decreased to $7.5 million for the nine months ended September 30, 2026, compared to $10.2 million for the nine months ended September 30, 2025. The decrease was primarily due to a lower depreciable asset base between periods primarily relating to the disposition of our 1140 Avenue of the Americas property during the year ended December 31, 2025. For more information, please see our 2025 Annual Report.
Interest Expense
Interest expense increased to $12.3 million for the nine months ended September 30, 2026 as compared to $11.2 million for the nine months ended September 30, 2025. The increase in interest expense can primarily be attributed to additional default interest accrued related to our 400 E. 67th/200 Riverside Blvd. properties.
Interest Expense Associated with Property in Receivership
Interest expense associated with property in receivership decreased to $6.8 million for the nine months ended September 30, 2026 as compared to $8.0 million for the nine months ended September 30, 2025. The decrease in interest expense associated with property in receivership is due to interest and default interest expense recorded during the nine months ended September 30, 2025 while the property remained in our control. Following the appointment of the receiver, only default interest expense is recognized.

Cash Flows from Operating Activities
The following table represents a reconciliation of our net cash used in operations from our net loss for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)
Cash flows from operating activities:
Net loss	$(22,798)	$(14,497)	$(8,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,500	10,222	(2,722)
Amortization of deferred financing costs	514	1,010	(496)
Accretion of below- and amortization of above-market lease liabilities and assets, net	(53)	(273)	220
Equity-based compensation	202	274	(72)
Gain on disposition of real estate	—	(44,268)	44,268
Common stock issued to the Advisor in connection with Advisor related fees (see Note 8)	5,092	—	5,092
Impairments of real estate investments	—	30,558	(30,558)
Changes in assets and liabilities:
Straight-line rent receivable	(459)	—	(459)
Straight-line rent payable	—	(188)	188
Prepaid expenses, other assets and deferred costs	739	(406)	1,145
Accounts payable, accrued expenses and other liabilities	9,929	11,818	(1,889)
Deferred revenue	323	988	(665)
Net cash provided by (used in) operating activities	989	(4,762)	$5,751
The level of cash flows used in or provided by operating activities is affected by the volume of the restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash Flows from Investing Activities
The following table represents a reconciliation of our net cash used in investing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)
Cash flows from investing activities:
Reduction of cash from derecognition of assets	—	(3,028)	$3,028
Capital expenditures	(822)	(723)	$(99)
Net cash used in investing activities	(822)	(3,751)	$2,929

Cash Flows from Financing Activities
The following table represents a reconciliation of our net cash provided by financing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)
Cash flows from financing activities:
Proceeds from notes payable to related parties	5,840	—	5,840
Repayments of notes payable to related parties	(2,570)	—	(2,570)
Net cash provided by financing activities	3,270	—	3,270
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, capital expenditures, tenant improvement and leasing commission costs related to our properties, our debt service obligations and, subject to capital availability, acquisitions. We did not make any new acquisitions or investments in the quarter ended September 30, 2026.
Cash, Cash Equivalents and Restricted Cash
As of September 30, 2026, we had cash and cash equivalents of $5.3 million as compared to $1.3 million for the year ended December 31, 2025.
We had restricted cash of $6.2 million as of September 30, 2026 as compared to $6.8 million as of December 31, 2025. Our restricted cash balance includes cash sweeps for 400 E 67th Street for $3.1 million and $3.7 million as of September 30, 2026 and December 31, 2025, respectively. The remaining balance of restricted cash is comprised of various escrow accounts and other cash accounts with restricted uses. We are able to use a portion of our restricted cash for certain property operating expenses and capital expenditures. As a result, some of the property operating expenses and capital expenditures that will be paid with restricted cash may reside in accounts payable and accrued expenses on our condensed consolidated balance sheet as of September 30, 2026.
Segregated Cash Accounts - Loan Covenant Breaches
The New York City real estate market continues to be challenged as a result of the impacts of the COVID-19 pandemic and the related changing nature of in-office working arrangements, which previously caused, and may in the future cause certain of our tenants to be unable to make rent payments to us timely, or at all, and could continue to have, an adverse effect on the amount of cash we receive from our operations and therefore our ability to fund operating expenses and other capital requirements. Beginning in the third and fourth quarters of 2020, the operating results at some of our properties, including our 1140 Avenue of the Americas and 8713 Fifth Avenue properties, were negatively impacted by the COVID-19 pandemic causing cash trap events under the non-recourse mortgages, where excess operating cash flow from the property, if any, after debt service was held in restricted cash as additional collateral for the loan, for those properties to be triggered. Thus, we were not able to use excess cash flow, if any, from the properties while the cash trap events were active (see below), to fund operating expenses at our other properties and other capital requirements during the quarter ended September 30, 2026.
As of September 30, 2026, we are operating under three cash traps at 400 E. 67th Street/200 Riverside Blvd. and 8713 Fifth Avenue, which together, represent 19% of the rentable square feet in our portfolio as of September 30, 2026. However, our 8713 Fifth Avenue property has not generated enough excess cash after debt service and as of September 30, 2026 there is no related cash maintained in a segregated and restricted cash account for that property. Additionally, as of September 30, 2026, we are operating under one cash sweep at our 400 E. 67th Street/200 Riverside Blvd. properties. Under these lease sweep periods, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. This swept cash is classified as restricted cash on our condensed consolidated balance sheet. As of September 30, 2026 we had $3.1 million retained by the lender in a restricted cash account for our 400 E. 67th Street/200 Riverside Blvd. properties. See also Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Financings
We define our leverage as the ratio between our net debt, which is calculated as our gross debt of $251.0 million less cash and cash equivalents of $5.3 million divided by our gross asset value, which is calculated as the carrying value of our total assets of $448.4 million plus our accumulated depreciation and amortization of $86.6 million less our contract asset of $115.5 million. As of September 30, 2026, our net debt was $245.7 million, our gross asset value was $419.5 million and our leverage was 58.6%.

As of September 30, 2026 our gross borrowings totaled $251.0 million, which bore interest at a weighted-average annual rate of 4.56%, excluding default interest, and had a weighted-average maturity of 1.1 years. All of our properties are encumbered under mortgage notes payable, and are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied.
We do not currently have a commitment for a corporate-level revolving credit facility or any other corporate-level indebtedness, and there can be no assurance we would be able to obtain corporate-level financing on favorable terms, or at all.
Mortgage Notes Payable
We had four mortgage loans secured by our five properties with an aggregate balance of $251.0 million as of September 30, 2026 with a weighted-average effective interest rate of 4.56%, excluding default interest. All our mortgage loans bear interest at a fixed rate. This excludes our 1140 Avenue of the Americas property, which is in a consensual foreclosure process.
Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation
1140 Avenue of the Americas
We have breached both a debt service coverage provision and a reserve fund provision under our non-recourse mortgage secured by the 1140 Avenue of the Americas property in each of the last 24 quarters ended September 30, 2026. The principal amount of the loan was $99.0 million and reflected as debt associated with property in receivership on the condensed consolidated balance sheet as of September 30, 2026 (refer to Note 6 - Property Disposition to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
In September 2025, we agreed with the lender to pursue a consensual foreclosure. On September 11, 2025, the New York County Court appointed a receiver and we ceased managing the property. As a result of the consensual foreclosure and the appointment of the receiver, we removed our related assets and liabilities from the condensed consolidated balance sheet as of December 31, 2025 and recognized a gain of $47.9 million which is reflected in the consolidated statements of operations for the year ended December 31, 2025. As of September 30, 2026, the foreclosure has not concluded and therefore we continue to record accrued default interest. As a result, during the three and nine months ended September 30, 2026, we recognized an additional gain of $2.3 million and $6.8 million, respectively, which is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
We also recorded a contract asset of $108.6 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $99.0 million and $9.6 million, respectively, are included in the consolidated balance sheet as of December 31, 2025. This contract asset represents our right to debt extinguishment once the foreclosure process on the 1140 Avenue of the Americas property is completed. As a result of the additional gain recognized during the nine months ended September 30, 2026, the total contract asset recorded on the balance sheet as of September 30, 2026 is $115.5 million and the total accrued interest associated with property under receivership recorded on the balance sheet as of September 30, 2026 is $16.5 million.

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
8713 Fifth Avenue
We have breached a debt service coverage ratio covenant under the non-recourse mortgage secured by 8713 Fifth Avenue in each of the last 24 quarters ended September 30, 2026. The principal amount for the loan was $10.0 million as of September 30, 2026. The breach of this covenant did not result in an event of default but rather triggered an excess cash flow sweep period that has been ongoing. The excess cash flow sweep period will continue until the covenant breaches are cured in accordance with the terms of the loan agreement. This property has not generated any excess cash since the breach occurred, and thus no cash has ever been trapped related to this property.
Additionally, in the event that (i) the debt service coverage ratio covenant remains in breach at or below the current level for two consecutive calendar quarters and (ii) the lender reasonably determines that such breach is due to the property being imprudently managed by the current manager, the lender has the right, but not the obligation, to require that we replace the current manager with a third party manager chosen by us. As of September 30, 2026, we have been in breach for one quarter, although, the lender has not notified us of a determination that a breach of the debt service coverage ratio is due to imprudent management.
400 E. 67th Street/200 Riverside Blvd.
We entered a lease sweep period under the non-recourse mortgage secured by 400 E. 67th Street/200 Riverside Blvd. in the year ended December 31, 2024, resulting from a near-maturity lease with a major tenant at the property which expired in the third quarter of 2024. The principal amount for the loan was $50.0 million as of September 30, 2026. Under the loan agreement, a lease sweep period is triggered upon (i) the date that is twelve months prior to the end of the term of the major lease, (ii) the date required by the major tenant to give notice of its exercise of a renewal option, (iii) any major tenant lease being surrendered or terminated prior to the expiration date, (iv) the major tenant discontinuing its operations, if the major tenant’s long-term debt is rated lower than investment grade, (v) any material default under the major tenant’s lease, and (vi) any major tenant insolvency proceeding.
Under the lease sweep period, any excess cash generated, if any, is to be held in a segregated reserve account controlled by the lender as additional collateral. As of September 30, 2026 and December 31, 2025 we had $3.1 million and $3.7 million, respectively, in cash swept that is retained by the lender and recorded within restricted cash on our condensed consolidated balance sheet.
On November 19, 2024, the lender sent a notice to us alleging that we were in default under the loan agreement governing the loan secured by the non-recourse mortgage on the property for events that occurred in the third and fourth quarters of 2023, specifically our failure to establish a cash management account for excess cash sweeps over monthly debt service requirements. The lender had been remitting excess cash on their own accord until the period of cash sweep was put into effect in 2024 as described above. In that notice of default, the lender asserted we owe an estimated $1.0 million in excess cash to be deposited into the loan reserve account. We responded to such notice of default on February 20, 2025 rejecting the assertions made by the lender, which we believed were without merit as a result of the lender's failure to implement a cash management account and our inability to take such action unilaterally due to the mechanics for receipt of lease payments provided for by the loan agreement. Beginning in March 2025, the lender began charging default interest to us, currently totaling $6.5 million. On June 10, 2025, the lender sent a second notice to us alleging defaults under such loan agreement as a result of (i) our failure to pay the outstanding amount due thereunder beginning in April 2025 and (ii) our failure to cooperate with the lender to comply with the aforementioned cash management procedures. The second default notice reaffirmed that, as a result of the aforementioned defaults, interest was accruing at the default rate under the loan agreement and made a demand that all unpaid amounts due under the loan agreement be paid. As of the date of this Quarterly Report on Form 10-Q, we have not responded to the second default notice. Further, we incurred a liability as of June 30, 2025 in relation to the June 10, 2025 default notice.
On November 6, 2025, we received a notice from the special servicer on behalf of the lender identifying certain additional events of default, specifically incurrence of indebtedness that does not constitute permitted indebtedness and incurrence of liens that are not in favor of the lender or permitted encumbrances, subject to certain exceptions, as a result of our alleged failure to make certain additional payments and certain liens filed on the property as a result thereof. In such notice, the lender notified us that, due to the alleged events of default under the loan agreement, the loan had been accelerated, and all amounts under the loan agreement were due and payable, together with interest at the default rate set forth in the loan agreement, which is a rate per annum equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) four percent (4%) above the interest rate of 4.516% per annum, compounded monthly. Such amounts include, but are not limited to, the $50.0 million principal amount of the promissory notes evidencing the loan agreement. We are evaluating our options with respect to the property and there can be no assurance as to the resolution of these matters with the lender.

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
On October 1, 2026, the New York County Court entered an order granting the lender’s request for a receiver over the Condo Board’s objection and directed the receiver to pay prospective common charges to the Condo Board.  On October 21, 2026, the court-appointed receiver became qualified to take charge of the property, and we ceased managing the property. As a result, we expect to deconsolidate both properties and recognize a gain on deconsolidation impacting our financial statements for the year ending December 31, 2026. The impacts of this event will be reflected in our fourth quarter and year-end 2026 financial statements.
Other Debt Covenants
We were in compliance with the remaining covenants under our other mortgage notes payable as of September 30, 2026 and continue to monitor compliance with those provisions. If we experience additional lease terminations, due to tenant bankruptcies or otherwise, or tenants placed on a cash basis continue to not pay rent, it is possible that certain of the covenants on other loans may be breached and we may also become restricted from accessing excess cash flows from those properties. Similar to the loans discussed above, our other mortgages also contain cash management provisions that are not considered events of default, and as such, acceleration of principal would only occur upon an event of default.
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

Capital Expenditures
For the nine months ended September 30, 2026, we funded an aggregate of $0.8 million of capital expenditures primarily related to provisions for tenant improvements at certain of our properties.
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
We funded our capital expenditures during the nine months ended September 30, 2026 with (i) cash on hand, which included proceeds from previous financings, and (ii) cash retained from the Advisor either from (a) deferring payment of related-party management fees to the Advisor as needed or (b) providing a bridge loan when necessary.
Acquisitions and Dispositions
We had no acquisitions during the nine months ended September 30, 2026 or 2025. During the nine months ended September 30, 2025, we lost our economic interest and control therefore disposed of our 1140 Avenue of the Americas property. Please see Note 6 — Property Dispositions.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
We define adjusted EBITDA as net income (loss) excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) impairment charges, (v) interest income and other income or expense, (vi) gains or losses on debt extinguishment, (vii) equity-based compensation expense, (viii) acquisition and transaction costs, (ix) gain or loss on asset sales and (x) expenses paid with issuances of our common stock in lieu of cash.
The below table presents a reconciliation of our EBITDA and our adjusted EBITDA from net income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) and net income (loss) attributable to common stockholders (in accordance with GAAP)	$(6,724)	$35,755	$(22,798)	$(14,497)
Interest expense	4,124	4,124	12,258	11,194
Interest expense associated with property in receivership	2,305	3,151	6,839	8,013
Tax expense (benefit)	—	—	—	—
Depreciation and amortization	2,490	3,086	7,500	10,222
EBITDA	2,195	46,116	3,799	14,932
Impairment of real estate investments	—	—	—	30,558
Gain on disposition of real estate investments	(2,305)	(44,268)	(6,839)	(44,268)
Equity-based compensation	48	90	202	274
Other income	(3)	8	(9)	(2)
Management fees paid in common stock to the Advisor in lieu of cash	1,026	—	5,092	—
Adjusted EBITDA	$961	$1,946	$2,245	$1,494
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2026, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.7%. To help mitigate the adverse impact of inflation, approximately 76% of our leases with our tenants contain rent escalation provisions which increase the cash rent that is due under these leases over time by an average cumulative increase of 2.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or other measures. As of September 30, 2026, based on straight-line rent, approximately 76% are fixed rate, scheduled escalation increases recorded on a straight-line basis, and 24% do not contain any escalation provisions.

In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. Currently, the impact of inflation has had an immaterial impact on operating costs. However, to the extent such costs exceed the tenants base year, certain but not all of our leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2025 Annual Report.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026. We identified material weaknesses as of December 31, 2025 in our internal control over financial reporting, which were not fully remediated as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We concluded that our internal control over financial reporting was not effective as of December 31, 2025, and the following material weaknesses were not fully remediated as of September 30, 2026: (i) a lack of segregation of duties over journal entry preparation, posting, and approval, and the absence of a standardized, documented independent review and approval process of journal entries following the end of each quarterly period to allow for a detailed review of accounting transactions that would identify errors in a timely manner, (ii) internal control over financial reporting where evidence of the sufficiency of management’s review controls could not be determined including the objectives, review procedures, precision/thresholds, timing, and evidence of performance, which were not sufficiently defined or retained, and (iii) internal control over the safeguarding, segregation, and financial reporting of tenant security deposits.
As of the date of this Quarterly Report on Form 10-Q, management is in the process of evaluating and implementing remediation measures to address the identified material weaknesses. However, the material weaknesses will not be considered remediated until these controls have been designed, implemented, and operating effectively for a sufficient period of time.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Other than the consensual foreclosure process with respect to our 1140 Avenue of the Americas property and the foreclosure action and related settlement agreement with respect to our 400 E. 67th Street/200 Riverside Blvd. properties, each as described in Note 5 — Mortgage Notes Payable, Net — Debt Covenant Non-Compliance, Cash Sweep Events, Notices of Defaults and of Acceleration and Foreclosure Litigation to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, and we direct your attention to those risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.
Pursuant to the terms of the Advisory Agreement and the property management agreement, as amended, the Advisor may elect to receive shares of the Company’s Class A common stock in lieu of cash as payment for the monthly services it provides. During the three months ended September 30, 2026, the Company issued 160,766 shares of Class A common stock to the Advisor in lieu of cash for asset management and property management services rendered. These shares were issued to the Advisor pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Dated: November 13, 2026